Form 10-Q
period 1996-03-31
PSINET INC
filed 1996-05-15
CIK 940716

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



                         COMMISSION FILE NUMBER 0-25812


                                   PSINET INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEW YORK                             16-1353600
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)


    510 HUNTMAR PARK DRIVE, HERNDON, VA                  22070
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)             (ZIP CODE)


                                 (703) 904-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT DATE)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          -----     -----

       COMMON STOCK, $.01 PAR VALUE -- 39,057,336 SHARES AS OF MAY 1, 1996 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

         The Index of Exhibits filed with this Report begins at page 16.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                   PSINET INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of December 31, 1995 and
             March 31, 1996. . . . . . . . . . . . . . . . . . . . . .        3

           Consolidated Statements of Operations for the three months
             ended March 31, 1995 and March 31, 1996 . . . . . . . . .        4

           Consolidated Statements of Cash Flows for the three months
             ended March 31, 1995 and March 31, 1996 . . . . . . . . .        5

           Notes to Consolidated Financial Statements. . . . . . . . .        6


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . .        8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .       13


Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   PSINET INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                      ASSETS

                                                     DECEMBER 31, 1995        MARCH 31, 1996
                                                     -----------------        --------------
                                                         (AUDITED)              (UNAUDITED)
Current assets:
     Cash and cash equivalents                           $102,710                $ 68,352
     Short-term investments and
        marketable securities                                   -                  14,844
     Accounts receivable, net                               6,231                   8,318
     Inventories                                            1,149                   1,211
     Prepaid expenses                                       2,071                   2,857
     Other current assets                                   4,194                   4,846
                                                         --------                --------
           Total current assets                           116,355                 100,428

Property and equipment, net                                51,355                  70,837
Goodwill and other intangibles, net                        25,398                  23,538
Software costs, net                                         6,133                   5,691
Other assets and deferred charges                           2,589                   2,778
                                                         --------                --------

                                                         $201,830                $203,272
                                                         --------                --------
                                                         --------                --------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Lines of credit                                     $  3,012                $    209
     Current portion of long-term debt                     13,631                  17,857
     Trade accounts payable                                10,002                  12,551
     Accrued payroll and related expenses                   2,184                   2,269
     Other accounts payable and accrued liabilities           654                   1,054
     Deferred revenue                                       3,245                   4,472
                                                         --------                --------
           Total current liabilities                       32,728                  38,412

Long-term debt                                             24,130                  34,442
Deferred taxes                                                635                     595
Other liabilities                                           1,107                     730
                                                         --------                --------
     Total liabilities                                     58,600                  74,179
                                                         --------                --------

Shareholders' equity:
     Preferred stock                                            -                       -
     Common stock                                             379                     391
     Capital in excess of par value                       206,035                 206,190
     Retained deficit                                     (61,539)                (76,427)
     Treasury stock, at cost                               (2,054)                 (2,005)
     Net unrealized gain on investments                       813                   1,229
     Cumulative foreign currency translation
        adjustment                                           (404)                   (285)
                                                         --------                --------
           Total shareholders' equity                     143,230                 129,093
                                                         --------                --------

                                                         $201,830                $203,272
                                                         --------                --------
                                                         --------                --------


   The accompanying notes are an integral part of these financial statements.

                                   PSINET INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                     ----------------------------------------
                                                           1995                    1996
                                                        ----------              ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
     Internet access                                     $  5,887                $ 15,618
     Software                                                   -                   1,563
                                                         --------                --------
        Total revenue                                       5,887                  17,181
                                                         --------                --------

Operating costs and expenses:
     Data communications and operations                     4,303                  13,115
     Software operations                                        -                     827
     Sales and marketing                                    1,840                   7,844
     General and administrative                             1,181                   5,475
     Depreciation and amortization                          1,666                   6,182
                                                         --------                --------
        Total operating costs and expenses                  8,990                  33,443
                                                         --------                --------

Loss from operations                                       (3,103)                (16,262)

Interest expense                                             (254)                   (857)
Interest income                                                89                   1,224
Other income                                                    -                   1,068
Equity in loss of affiliate                                   (12)                   (100)
                                                         --------                --------

Loss before income taxes                                   (3,280)                (14,927)

Income taxes                                                   65                      39
                                                         --------                --------

Net loss                                                 $ (3,215)               $(14,888)
                                                         --------                --------
                                                         --------                --------

Loss per share (pro forma in 1995)                       $  (0.12)               $  (0.39)
                                                         --------                --------
                                                         --------                --------

Shares used in computing
     loss per share                                        26,857                  38,178
                                                         --------                --------
                                                         --------                --------


   The accompanying notes are an integral part of these financial statements.

                                   PSINET INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         ---------------------------------
                                                           1995                    1996
                                                         ---------------------------------
                                                                  (IN THOUSANDS)
Net cash used in operating activities                    $   (110)               $(10,818)
                                                         --------                --------
Cash flows from investing activities:
     Purchases of property and equipment, net              (4,508)                 (4,369)
     Purchases of short-term investments and
        marketable securities                                   -                 (12,215)
     Capitalized software costs                                (9)                   (269)
     Investment in subsidiary, net of cash acquired           322                       -
     Loan to affiliate                                          -                    (169)
     Investments in certain businesses                        (39)                      -
                                                         --------                --------
        Net cash used in investing activities              (4,234)                (17,022)
                                                         --------                --------

Cash flows from financing activities:
     Net payments on line of credit                          (800)                 (2,803)
     Proceeds from issuance of notes payable                1,784                   2,010
     Repayments of notes payable                             (107)                   (876)
     Principal payments under capital lease obligations      (513)                 (5,133)
     Proceeds from issuance of Series E redeemable
        preferred stock                                    12,238                       -
     Proceeds from issuance of common stock                    52                       -

     Proceeds from exercise of common stock options             -                     313
     Other                                                      -                     (29)
                                                         --------                --------
        Net cash provided by (used in) financing
           activities                                      12,654                  (6,518)
                                                         --------                --------

Net increase (decrease) in cash and cash equivalents        8,310                 (34,358)
Cash and cash equivalents, beginning of year                3,358                 102,710
                                                         --------                --------

Cash and cash equivalents, end of period                 $ 11,668                $ 68,352
                                                         --------                --------
                                                         --------                --------


The accompanying notes are an integral part of these financial statements.

                                   PSINET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note l - Basis of Presentation

   These consolidated financial statements for the three months ended March 31, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. ("PSINet") and subsidiaries (collectively, the "Company") as of December 31, 1995 incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of December 31, 1995 incorporated by reference in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1996. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1996.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Note 2 - Loss per Share and Pro Forma Loss per Share

   Loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants. Common stock equivalent shares are calculated using the treasury stock method.

   Pro forma loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants and assuming the conversion of redeemable preferred and common stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $12.00 per share) have been included in the calculation of pro forma loss per share for the three months ended March 31, 1995, as if they were outstanding for all of the period regardless of whether they are dilutive.

Note 3 - Short-term Investments and Marketable Securities

   The Company classifies its investment holdings in debt and equity securities as either held-to-maturity securities, trading securities or available-for-sale securities and reports the investments at amortized cost, fair value with unrealized gains and losses included in earnings and fair value with unrealized gains and losses included in shareholders' equity, respectively.

   At March 31, 1996, short-term investments and marketable securities included debt securities classified as held-to-maturity with original maturities of greater than 90 days of approximately $9.1 million and equity securities classified as available-for-sale of approximately $5.7 million.

   At March 31, 1996, shareholders' equity included a credit of $1.2 million related to the net unrealized gain on the securities classified as available-for-sale. Additionally, other income for the three months ended March 31, 1996 consists of approximately $1.1 million of realized gains on equity securities held by the Company.

                                     PSINET INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT

   During the three months ended March 31, 1996, the Company incurred capital lease obligations of approximately $18.5 million upon the execution of leases for new data communications equipment and other fixed assets.

   At March 31, 1996, the aggregate unused portion under the company's various financing arrangements for purchases of data communications equipment and other fixed assets was $6.5 million.

   Additionally, the Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5.0 million or 75% of qualified accounts receivable which secure the loan less 20% of aggregate principal of certain term credit advances (approximately $4.3 million at March 31, 1996). There were no amounts advanced under this credit agreement at March 31, 1996.

NOTE 5 - STRATEGIC ALLIANCE

   In August 1995, the company entered into an agreement to form a joint venture with Hansol Paper Co. Ltd. ("Hansol Paper"), of Seoul, Korea for the purpose of extending the psinet network to provide internet services in Korea. In March 1996, pursuant to these arrangements, the company acquired a 10% interest in Hansol Telecom Co., Ltd. ("Hansol"), an affiliate of Hansol Paper, for approximately $3.1 million. This investment is classified as available-for-sale and is reflected in short-term investments and marketable securities at March 31, 1996. Pursuant to its agreement with Hansol, the Company has the right, for up to three years, to require Hansol Paper to purchase its hansol shares at the higher of market value at the date of sale or the price at which the company purchased its hansol shares plus interest at the rate of prime plus 1% per annum from the time of its purchase through the date of sale. In connection with this transaction, the company licensed intellectual property to Hansol for a one-time license fee of approximately $1.7 million, which was included in internet access revenue for the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND ASSOCIATED NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY AS OF DECEMBER 31, 1995 INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING ACTIONS OF ACTUAL AND PROSPECTIVE COMPETITORS AND OTHER COMPETITIVE FACTORS, RISKS ASSOCIATED WITH THE COMPANY'S GROWTH AND DOMESTIC AND INTERNATIONAL EXPANSION AND THE DEVELOPMENT OF THE INTERNET MARKET, RISKS ASSOCIATED WITH ACQUISITIONS, RISKS ASSOCIATED WITH THE MARKET FOR INDIVIDUAL CUSTOMERS, RISKS ASSOCIATED WITH SYSTEM DESIGN AND OPERATION, REGULATORY RISKS AND THE COMPANY'S DEPENDENCE UPON SOLE AND LIMITED SOURCE SUPPLIERS. FOR A DISCUSSION OF SUCH FACTORS AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE "RISK FACTORS" IN ITEM 1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K, THE RISK FACTORS SET FORTH IN EXHIBIT 99.1 FILED HEREWITH AND THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

The Company provides Internet access, services and products to both businesses and individuals throughout the United States and internationally. The Company offers a broad spectrum of Internet access services ranging from dial-up services to continuous access services using dedicated high-speed telephone circuits. In addition, the Company offers Web site design and hosting services, training and consulting services, Internet access security services and client software products. At March 31, 1996, the Company had approximately 10,300 business subscribers and 116,000 individual subscribers, consisting of approximately 36,000 professional and 80,000 consumer subscribers, serviced through more than 300 network local access points called Points-of-Presence or "POPs."

Since the commencement of the Company's operations in 1989, the Company has undertaken a program of developing and expanding its network. In connection with this development and expansion, the Company made significant investments in telecommunications circuits and equipment. These investments generally are made significantly in advance of anticipated subscriber growth and resulting revenue. The Company also increased its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its subscriber base. These expansion efforts have caused the Company to experience increases in expenses from time to time, both in absolute terms and as a percentage of revenue, in anticipation of potential future growth in the Company's subscriber base. The nature and amount of these expenses may fluctuate over time as the Company shifts its focus from network expansion efforts to enhancement of its existing network.

The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. As of March 31, 1996, the Company had an accumulated deficit of $76.4 million. The Company believes that it will incur losses throughout 1996, and there can be no assurance that the Company will achieve profitability in the future.

STRATEGIC ALLIANCE

In August 1995, the Company entered into an agreement to form a joint venture with Hansol Paper Co. Ltd. ("Hansol Paper"), of Seoul, Korea for the purpose of extending the PSINet network to provide Internet services in Korea. In March 1996, pursuant to these arrangements, the Company acquired a 10% interest in Hansol Telecom Co., Ltd. ("Hansol"), an affiliate of Hansol Paper, for approximately $3.1 million.

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

   REVENUE. Revenue is derived from the sale of Internet access and related services to businesses and individuals and, as a result of the acquisitions of InterCon and Software Ventures in 1995, from the sale of connectivity software products. Revenue increased by 191.8% from approximately $5.9 million for the three months ended March 31, 1995 to approximately $17.2 million for the three months ended March 31, 1996. The increase in Internet access revenue over the same three month period in 1995 resulted principally from greater sales of Internet services to businesses and individuals. The Company believes these increases were facilitated by a number of factors including: an increase in the number of subscribers driven by an increase during 1995 in the number of POPs in operation; an expansion of the Company s sales force during 1995; the Company's acquisition of Pipeline during February 1995; and greater public awareness and acceptance of the Internet. Included in Internet access revenue for the three months ended March 31, 1996, are one-time license fees of approximately $1.7 million for the licensing of intellectual property to Hansol. The Company's business subscriber base increased by 132.0% from approximately 4,440 business subscribers at March 31, 1995 to approximately 10,300 business subscribers at March 31, 1996 and its individual subscriber base increased from approximately 19,440 individual subscribers at March 31, 1995 to approximately 116,000 individual subscribers at March 31, 1996. The Company's network infrastructure increased from 114 POPs at March 31, 1995 to more than 300 POPs at March 31, 1996. Prior to the Company's acquisitions of InterCon and Software Ventures in 1995, the Company did not recognize any material revenues from the sale of connectivity software products. Revenues attributable to the sale of software were $1.6 million, or 9.1% of total revenues for the three months ended March 31, 1996.

   As a result of increased competition in the industry, the Company expects to continue to encounter significant pricing pressure for its business Internet access services, which in turn could result in reductions in the average selling price of the Company's services. For example, certain of the Company's competitors which are telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services or to offer Internet access as a standard component of their overall service package, thereby significantly increasing price pressure on PSINet. The Company has in the past reduced prices on certain of its Internet access options and other services and products and may continue to do so in the future. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

   Additionally, in the consumer market, the Company expects to continue to encounter significant competition as evidenced by AT&T Corp's and MCI Communications Corp's announcements that they will offer five hours of free Internet access per month and fixed monthly charges for the balance of their subscribers' monthly usage of standard Internet access services. In the future, the Company plans to focus its efforts in the individual Internet service market on the more sophisticated Internet user and has announced its intention to introduce an enhanced consumer Internet service designed to meet the needs of these more technical Internet-savvy users. The Company also anticipates that it will adjust its pricing for these enhanced services. There can be no assurance that the Company will be able to offset the effects of any future price changes with respect to this new consumer Internet service focus with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. While the Company plans to continue to support both the low-end and high-end individual subscribers, it anticipates that its focus may result in a decreased number of individual subscribers, which, in turn, could adversely impact revenues in the near term.

   DATA COMMUNICATIONS AND OPERATIONS. Data communications and operations costs and expenses consist primarily of leased long distance circuit costs, local loop costs, and expenses associated with network operations, customer support and field service functions. Data communications and operations costs and expenses were approximately $4.3 million (73.1% of revenue) and approximately $13.1 million (76.3% of revenue) during the three months ended March 31, 1995 and

1996, respectively. The $8.8 million increase in data communications and operations expenses during the three months ended March 31, 1996 compared to the same period in 1995 related principally to increases in (i) personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff from 120 persons at March 31, 1995 to 311 persons at March 31, 1996, (ii) costs associated with providing dedicated circuits to the Company's InterFrame and InterMan subscribers and (iii) circuit costs relating to the Company's new POPs deployed throughout 1995 and 1996. Circuit costs relating to the Company's new POPs generally are incurred by the Company significantly in advance of anticipated expansion in the Company's customer base. The Company expects that data communications and operations costs and expenses will continue to increase as the Company's customer base continues to grow.

   SOFTWARE OPERATIONS. Software operations costs and expenses consist primarily of materials, fulfillment and distribution costs and other personnel costs related to the research and development of Internet software applications. Software expenses were $0.8 million (4.8% of total revenue) for the three months ended March 31, 1996. The Company began to recognize software operations costs and expenses as a result of the Company's acquisitions of InterCon and Software Ventures during 1995; therefore, there are no comparative numbers for the three months ended March 31, 1995. The Company expects that software operations costs and expenses will increase as the Company attempts to promote and develop its software business.

   SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, fulfillment and distribution costs and related occupancy costs. Sales and marketing expenses increased from approximately $1.8 million (31.3% of revenue) during the three months ended March 31, 1995 to approximately $7.8 million (45.7% of revenue) during the three months ended March 31, 1996. The $6.0 million increase in these expenses resulted principally from the increase in the Company's sales and marketing staff from 54 at March 31, 1995 to 184 persons at March 31, 1996 and a significant increase in advertising costs. With respect to advertising, all such costs have been expensed in the period incurred. The Company expects that, as a result of its refocused efforts on the more sophisticated Internet user, its sales and marketing expenses with respect to the individual Internet service market will decrease over time.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, accounting and finance personnel. General and administrative expenses were approximately $1.2 million (20.1% of revenue) during the three months ended March 31, 1995 and approximately $5.5 million (31.9% of revenue) during the three months ended March 31, 1996. The increase in these costs resulted primarily from an increase in the Company's general and administrative staff from 59 at March 31, 1995 to 120 persons at March 31, 1996. The Company may from time to time increase its general and administrative function in response to current business developments.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists principally of expense associated with the costs of hardware and buildout that support expansion and upgrade of the Company's POPs as well as the costs of other fixed assets, software costs and other intangible assets. Depreciation and amortization costs were approximately $1.7 million (28.3% of revenue) during the three months ended March 31, 1995 and approximately $6.2 million (36.0% of revenue) during the three months ended March 31, 1996. A significant portion of these amounts (approximately $0.7 million for the three months ended March 31, 1995 as compared to $2.6 million for the three months ended March 31, 1996) relates to the amortization of certain intangible assets recorded in connection with certain acquisitions completed in 1995. Additionally, POP expansion and existing POP equipment upgrades as well as facility expansion required as a result of additional hiring in sales, marketing and administration contributed to this increase. The Company anticipates that its depreciation and amortization expense, although it may vary as a percentage of revenue, will increase as the Company continues to incur capital expenditures associated with network infrastructure enhancements and as the Company completes acquisitions and other business combinations, if any.

   INTEREST EXPENSE. Interest expense increased from approximately $0.3 million for the three months ended March 31, 1995 to approximately $0.9 million for the three months ended March 31,

1996. The increase in interest expense was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion, related sales and marketing, customer support, network operations and field service staff expansion and to fund working capital requirements. Although the Company expects that it will incur increased borrowings and capital lease obligations in the near term in connection with its network enhancements, the amount of the Company's interest expense will fluctuate from time to time as a result of the Company entering into new financing arrangements at varying rates.

   INTEREST INCOME. Interest income increased from approximately $90,000 for the three months ended March 31, 1995 to approximately $1.2 million for the three months ended March 31, 1996. The increase in interest income was principally due to the investment of proceeds from the Company's public offering in December 1995. These proceeds are currently invested in short-term, investment grade, interest bearing securities.

   OTHER INCOME. Other income of approximately $1.1 million for the three months ended March 31, 1996 relates to the recognition of a realized gain on equity securities held by the Company.

   NET LOSS. Net loss was approximately $3.2 million and $14.9 million for the three months ended March 31, 1995 and 1996, respectively. These losses reflect PSINet's strategy of early investment in expanding the PSINet network and the administrative and operational infrastructure designed to position the Company to compete in the Internet market domestically and internationally.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from financial institutions and other third parties and through the issuance of equity securities.

Cash flow used in operating activities was approximately $0.1 million and $10.8 million for the three months ended March 31, 1995 and 1996, respectively. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Cash flow used in investing activities for the three months ended March 31, 1995 and 1996 was approximately $4.2 million and $17.0 million, respectively. The expansion of the Company s network resulted in capital expenditures of approximately $8.2 million and $22.9 million for the three months ended March 31, 1995 and 1996, respectively (which included capital expenditures financed under equipment financing agreements aggregating approximately $3.7 million and $18.5 million for the three months ended March 31, 1995 and 1996, respectively). Additionally, the Company invested approximately $3.1 million in Hansol and approximately $9.1 million in debt securities with original maturities of greater than 90 days.

Cash flow provided by financing activities for the three months ended March 31, 1995 was approximately $12.7 million while the cash flow used in financing activities for the three months ended March 31, 1996 was approximately $6.5 million. The Company raised approximately $12.2 million of equity, net of expenses in the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company made repayments of $2.8 million, $0.9 million and $5.1 million on lines of credit, notes payable and capital lease obligations, respectively.

As of March 31, 1996, the Company had approximately $68.4 million of cash and cash equivalents, approximately $14.8 million of short-term investments and marketable securities and approximately $6.5 million available under financing facilities for the future financing of data communications equipment and other fixed assets, and a $5.0 million working capital facility, subject to availability under a borrowing base formula (at March 31, 1996 a maximum of approximately $4.3 million was available under the facility), under which no borrowings were outstanding as of March 31, 1996. The Company's financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants and restrict the payment of dividends.

As of March 31, 1996, the Company had commitments to certain telecommunications vendors totaling approximately $10.2 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities, and as of March 31, 1996, the Company was obligated to make future minimum lease payments of approximately $14.9 million on leases expiring in various years through 2005. In addition, with respect to its obligation to purchase an additional 10% interest in World Online, the Company may be required to pay cash (not to exceed $5.0 million) and/or contribute shares of PSINet common stock at the end of 1996.

Based upon its present business plan, the Company believes that working capital, funds from operations, existing credit facilities and additional capital or borrowings which the Company expects to be able to obtain when needed will be sufficient to meet its presently anticipated working capital and capital expenditure requirements of its existing operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 2 Shareholder Agreement dated February 28, 1996 between the Company and Hansol Telecom Co., Ltd.

         Exhibit 3.1    Certificate of Incorporation, as amended

         Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation dated April 25, 1995

         Exhibit 3.3 Certificate of Amendment of Certificate of Incorporation dated May 5, 1995

         Exhibit 3.4 Certificate of Amendment of Certificate of Incorporation dated November 11, 1995

         Exhibit 3.5    Amended and Restated By-laws of the Company

         Exhibit 4.1    Form of Common Stock Certificate

         Exhibit 4.2    Form of Common Stock Certificate (name change)

         Exhibit 4.3 Articles Fourth, Fifth, Sixth, Ninth and Tenth of the Certificate of Incorporation of the Company, as amended (see Exhibits 3.2, 3.3 and 3.4)

         Exhibit 4.4 Article I of the Amended and Restated By-laws of the Company, as amended

         Exhibit 10.1 Employment Separation Agreement dated January 25, 1996 between the Company and Martin L. Schoffstall

         Exhibit 10.2 Employment Agreement dated February 13, 1996 between the Company and Mitchell Levinn

         Exhibit 10.3 Employment Agreement dated February 21, 1996 between the Company and Daniel P. Cunningham

         Exhibit 10.4 Employment Agreement dated February 21, 1996 between the Company and Stephen A. Schoffstall

         Exhibit 10.5 Employment Agreement dated February 9, 1996 between the Company and Mary-Ann Carolan

         Exhibit 10.6 Employment Agreement dated January 2, 1996 between the Company and David Mann

         Exhibit 10.7 Amendment to Master Lease Agreement No. 1753 dated January 26, 1996 between the Company and Technology Credit Corporation

         Exhibit 10.8 Security Agreement dated as of March 20, 1996 between the Company and USL Capital Corporation

         Exhibit 10.9 Intellectual Property License Agreement dated March 1996 between the Company and Hansol Telecom Co., Ltd.

         Exhibit 11.1 Calculation of Pro Forma Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended March 31, 1995

         Exhibit 11.2 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended March 31, 1996

         Exhibit 27     Financial Data Schedule **

         Exhibit 99.1   Risk Factors

         ** Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

(b)      Reports on Form 8-K

         On February 15, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated February 13, 1996 stating, among other things, that the Company intended to merge its two wholly-owned software subsidiaries, InterCon Systems Corporation and Software Ventures Corporation.

         On April 1, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated March 26, 1996 stating that it had determined not to proceed with its proposed acquisition of 33% of the outstanding common stock of NetVision Ltd. ("NetVision") from the existing NetVision shareholders.

                                     PSINET INC.
                                      FORM 10-Q
                                    MARCH 31, 1996

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PSINET INC.




 May 15, 1996                By:  /s/ William L. Schrader
- - -------------                 ----------------------------------
    Date                          William L. Schrader
                                  Chairman of the Board, President,
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)


 May 15, 1996                By:  /s/ Harold S. Wills
- - -------------                 ----------------------------------
    Date                          Harold S. Wills
                                  Executive Vice President, Chief Operating
                                   Officer, Acting Chief Financial Officer and
                                  Director
                                  (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

Item 6(a) Exhibits:

Exhibit                 Exhibit Name                            Location
- - -------                 ------------                            --------

     2   Shareholder Agreement dated February 28,
         1996 between the Company and Hansol Telecom
         Co., Ltd.. . . . . . . . . .. . . . . . . .  Incorporated by reference from Exhibit 2.8 to the
                                                      Company's Annual Report
                                                      on   Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.


    3.1  Certificate of Incorporation, as amended. .  Incorporated by referencefrom Exhibit 3.1
                                                      to the Company's
                                                      Registration Statement on
                                                      Form S-1 declared
                                                      effective on May 1, 1995
                                                      located under Securities
                                                      Exchange Commission File
                                                      No. 33-90154 ("May 1995
                                                      Registration Statement").

    3.2  Certificate of Amendment of Certificate
         of Incorporation dated April 25, 1995.. . .  Incorporated by reference from Exhibit 3.1 to the
                                                      Company's Quarterly
                                                      Report on Form 10-Q for
                                                      the quarter ended June
                                                      30, 1995 located under
                                                      Securities Exchange
                                                      Commission File No.
                                                      0-25812 ("June 10-Q").

    3.3  Certificate of Amendment of Certificate
         of Incorporation dated May 5, 1995. . . . .  Incorporated by reference from Exhibit 3.2 to the
                                                      June 10-Q.

    3.4  Certificate of Amendment of Certificate
         of Incorporation dated November 11, 1995. .  Incorporated by reference from Exhibit 3.1 to the
                                                      Company's Quarterly
                                                      Report on Form 10-Q for
                                                      the quarter ended
                                                      September 30, 1995
                                                      located under Securities
                                                      Exchange Commission File
                                                      No. 0-25812.

Exhibit                 Exhibit Name                            Location
- - -------                 ------------                            --------


    4.1  Form of Common Stock Certificate. . . . . .  Incorporated by reference from Exhibit 4.1 to the
                                                      May 1995 Registration
                                                      Statement.

    4.2  Form of Common Stock Certificate
         (name change) . . . . . . . . . . . . . . .  Incorporated by reference from Exhibit 4.1A to the
                                                      Company's Registration
                                                      Statement on Form S-1
                                                      declared effective on
                                                      December 14, 1995 located
                                                      under Securities Exchange
                                                      Commission File No.
                                                      33-99610 ("December 1995
                                                      Registration Statement")

   4.3   Articles Fourth, Fifth, Sixth, Ninth and
         Tenth of the Certificate of Incorporation
         of the Company, as amended (see Exhibits
         3.2, 3.3 and 3.4) . . . . . . . . . . . . .  Incorporated by reference from Exhibit 4.2 to the
                                                      December 1995 Registra-
                                                      tion Statement.

   4.4   Article I of the Amended and Restated
         By-laws of the Company, as amended. . . . .  Incorporated by referencefrom Exhibit 4.3
                                                      to the December 1995
                                                      Registration Statement.

  10.1   Employment Separation Agreement dated
         January 25, 1996 between the Company and
         Martin L. Schoffstall . . . . . . . . . . .  Incorporated by reference from Exhibit 10.35 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  10.2   Employment Agreement dated February 13,
         1996 between the Company and Mitchell
         Levinn. . . . . . . . . . . . . . . . . . .  Incorporated by reference from Exhibit 10.36 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

Exhibit                 Exhibit Name                            Location
- - -------                 ------------                            --------

  10.3   Employment Agreement dated February 21,
         1996 between the Company and Daniel P.
         Cunningham. . . . . . . . . . . . . . . . .  Incorporated by reference from Exhibit 10.37 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  10.4   Employment Agreement dated February 21,
         1996 between the Company and Stephen A.
         Schoffstall . . . . . . . . . . . . . . . .  Incorporated by reference from Exhibit 10.41 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  10.5   Employment Agreement dated February 9,
         1996 between the Company and Mary-Ann
          Carolan . . . . . . . . . . . . . . . . . . Incorporated by reference from Exhibit 10.42 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  10.6   Employment Agreement dated January 2,
         1996 between the Company and David Mann . .  Incorporated by reference from Exhibit 10.43 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  10.7   Amendment to Master Lease Agreement No.
         1753 dated January 26, 1996 between the
         Company and Technology Credit Corporation .  Incorporated by reference from Exhibit 10.77 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

Exhibit                 Exhibit Name                            Location
- - -------                 ------------                            --------

  10.8   Security Agreement dated as of March 20,
         1996 between the Company and USL Capital
         Corporation . . . . . . . . . . . . . . . .  Incorporated by reference from Exhibit 10.79 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  10.9   Intellectual Property License Agreement
         dated March 1996 between the Company and
         Hansol Telecom Co., Ltd.. . . . . . . . . .  Incorporated by reference from Exhibit 10.93 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the
                                                      fiscal year ended
                                                      December 31, 1995 located
                                                      under Securities and
                                                      Exchange Commission File
                                                      No. 0-25812.

  11.1   Calculation of Pro Forma Loss per Share
         and Weighted Average Shares Used in
         Calculation for the Three Months Ended
         March 31, 1995. . . . . . . . . . . . . . .  20

  11.2   Calculation of Loss per Share and Weighted
         Average Shares Used in Calculation for the
         Three Months Ended March 31, 1996 . . . . .  21

   27    Financial Data Schedule . . . . . . . . . .  22

  99.1   Risk Factors. . . . . . . . . . . . . . . .  23