Form 10-Q
period 1996-06-30
PSINET INC
filed 1996-08-14
CIK 940716

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996

                                      or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934



                        Commission File Number 0-25812


                                  PSINET INC.
            (Exact name of Registrant as specified in its charter)


             New York                                   16-1353600
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


    510 Huntmar Park Drive, Herndon, VA                    20170
  (Address of principal executive office)               (Zip Code)


                                (703) 904-4100
              (Registrant's telephone number, including area code)


                                Not Applicable
             (Former name, former address and former fiscal year,
                      if changed since last report date)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x   No
                                         ----    ----


     Common Stock, $.01 par value -- 39,930,980 shares as of August 1, 1996 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

===============================================================================

                                  PSINet Inc.


                               Table of Contents


                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements:
          Consolidated Balance Sheets as of December 31, 1995 and June 30, 1996.........................  3

          Consolidated Statements of Operations for the three and six months ended
             June 30, 1995 and June 30, 1996............................................................  4

          Consolidated Statements of Cash Flows for the six months ended
             June 30, 1995 and June 30, 1996............................................................  5

          Notes to Consolidated Financial Statements....................................................  6

 Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................................  9

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security-Holders........................................... 15

 Item 6.  Exhibits and Reports on Form 8-K.............................................................. 16

Signatures.............................................................................................. 18

Exhibit Index........................................................................................... 19


                         PART I.  FINANCIAL INFORMATION

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

Item 1.    FINANCIAL STATEMENTS
                             ASSETS
                                                                        December 31, 1995        June 30, 1996
                                                                        -----------------        -------------
                                                                            (Audited)             (Unaudited)
Current assets:
           Cash and cash                                                    $102,710                $ 56,536
             equivalents
           Short-term investments and
             marketable securities                                                 -                  17,167
           Accounts receivable, net                                            6,231                  11,220
           Notes receivable                                                        -                   2,000
           Inventories                                                         1,149                   1,123
           Prepaid expenses                                                    2,071                   2,340
           Other current assets                                                4,194                   6,197
                                                                         -----------             -----------
                 Total current assets                                        116,355                  96,583

Property and equipment, net                                                   51,355                  73,353
Goodwill and other intangibles, net                                           25,398                  21,452
Software costs, net                                                            6,133                   5,318
Other assets and deferred charges                                              2,589                   3,399
                                                                         -----------             -----------
                                                                            $201,830                $200,105
                                                                         ===========             ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Lines of credit                                                  $  3,012                $  1,000
           Current portion of long-term debt                                  13,631                  22,518
           Trade accounts payable                                             10,002                  14,822
           Accrued payroll and related expenses                                2,184                   2,763
           Other accounts payable and accrued liabilities                        654                   1,491
           Deferred revenue                                                    3,245                   5,620
                                                                         -----------             -----------
                 Total current liabilities                                    32,728                  48,214


Long-term debt                                                                24,130                  33,112
Deferred taxes                                                                   635                     555
Other liabilities                                                              1,107                     871
                                                                         -----------             -----------
           Total liabilities                                                  58,600                  82,752
                                                                         -----------             -----------
Shareholders' equity:
           Preferred stock                                                         -                       -
           Common stock                                                          379                     398
           Capital in excess of par value                                    206,035                 206,532
           Retained deficit                                                  (61,539)                (87,346)
           Treasury stock, at cost                                            (2,054)                 (2,005)
           Net unrealized gain on investments                                    813                       -
           Cumulative foreign currency translation
               adjustment                                                       (404)                   (226)
                                                                         -----------             -----------
                 Total shareholders' equity                                  143,230                 117,353
                                                                         -----------             -----------

                                                                            $201,830                $200,105
                                                                         ===========             ===========

   The accompanying notes are an integral part of these financial statements.



                                                            PSINET INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                  ----------------------------      ----------------------------
                                                      1995             1996            1995              1996
                                                  -----------      -----------      -----------      -----------
                                                           (Unaudited)                       (Unaudited)
                                                              (in thousands, except per share amounts)

Revenue                                              $  7,703       $   20,219       $   13,590        $  37,400
Other income, net                                           -            2,400                -            2,400
                                                  -----------      -----------      -----------      -----------
         Total revenue and other income, net            7,703           22,619           13,590           39,800
                                                  -----------      -----------      -----------      -----------
Operating costs and expenses:

        Data  communications and operations             6,732           16,529           11,035           30,471
        Sales and marketing                             3,526            7,021            5,366           14,865
        General and administrative                      2,401            4,228            3,582            9,703
        Depreciation and amortization                   2,162            7,026            3,828           13,208
                                                  -----------      -----------      -----------      -----------
          Total operating  costs and expenses          14,821           34,804           23,811           68,247
                                                  -----------      -----------      -----------      -----------

Loss from operations                                   (7,118)         (12,185)         (10,221)         (28,447)

Interest expense                                         (378)          (1,386)            (632)          (2,243)
Interest income                                           499              943              588            2,167
Other income                                                -            1,776                -            2,844
Equity in loss of affiliate                               (39)            (107)             (51)            (207)
                                                  -----------      -----------      -----------      -----------

Loss before income taxes                               (7,036)         (10,959)         (10,316)         (25,886)
Income tax (expense) benefit                              (65)              40                -               79
                                                  -----------      -----------      -----------      -----------
Net loss                                              $(7,101)        $(10,919)        $(10,316)        $(25,807)
                                                  ===========      ===========      ===========      ===========

Loss per share (pro forma in 1995)                     $(0.23)          $(0.28)          $(0.36)          $(0.67)
                                                  ===========      ===========      ===========      ===========

Shares used in computing loss per share                30,341           39,379           28,827           38,775
                                                  ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                    1995            1996
                                                                               ------------------------------
                                                                                      (in thousands)
Net cash used in operating activities                                            $  (7,063)      $  (18,448)
                                                                                 ---------       ----------

Cash flows from investing activities:
     Purchases of property and equipment, net                                       (6,934)         (2,278)
     Purchases of short-term investments and
         marketable securities                                                           -         (17,135)

     Proceeds from sale of investments                                                   -           3,219
     Proceeds from sale of assets to MindSpring                                          -             400
     Capitalized software costs                                                        (77)           (598)
     Investment in subsidiary, net of cash acquired                                    267               -
     Loan to affiliate                                                                   -            (302)
     Investments in certain businesses                                                 (38)           (104)
     Increase in other intangibles                                                       -             (73)
                                                                                 ---------       ---------
          Net cash used in investing activities                                     (6,782)        (16,871)
                                                                                 ---------       ---------

 Cash flows from financing activities:
     Net payments on line of credit                                                 (1,500)         (2,012)
     Proceeds from issuance of notes payable                                         3,514           6,340
     Repayments of notes payable                                                      (318)         (1,765)
     Principal payments under capital lease obligations                             (1,292)        (13,915)
     Proceeds from issuance of Series E redeemable preferred stock                  12,238               -
     Proceeds from initial public offering, net                                     47,876               -
     Proceeds from issuance of common stock                                             52               -
     Proceeds from exercise of common stock warrants                                    55               -
     Proceeds from exercise of common stock options                                    166             652
     Other                                                                               -            (155)
                                                                                 ---------       ---------
          Net cash provided by (used in) financing activities                       60,791         (10,855)
                                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents                                46,946         (46,174)
Cash and cash equivalents, beginning of year                                         3,358         102,710
                                                                                 ---------       ---------
Cash and cash equivalents, end of period                                         $  50,304       $  56,536
                                                                                 =========       =========


   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note l - Basis of Presentation

  These consolidated financial statements for the three and six months ended June 30, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. ("PSINet") and subsidiaries (collectively, the "Company") as of December 31, 1995 incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of December 31, 1995 incorporated by reference in the Company's Annual Report and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the three months ended March 31, 1996 included in the Company's Form 10-Q for the quarter then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1995 and 1996 and the consolidated cash flows for the six month periods ended June 30, 1995 and 1996. The results of operations for the three and six month periods ended June 30, 1996 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1996.

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

  Pro forma loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants and assuming the conversion of redeemable preferred and common stock as of the beginning of the period presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below its initial public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and an offering price of $12.00 per share) have been included in the calculation of pro forma loss per share for the three and six months ended June 30, 1995, as if they were outstanding for each period regardless of whether they are dilutive.

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

  At June 30, 1996, short-term investments and marketable securities included debt securities classified as held-to-maturity with original maturities of greater than 90 days of approximately $14.0 million.

                                  PSINET INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Short-term Investments and Marketable Securities (continued)

  In August 1995, the Company entered into an agreement to form a joint venture with Hansol Paper Co. Ltd. ("Hansol Paper"), of Seoul, Korea for the purpose of extending the PSINet network to provide Internet services in Korea. In March 1996, pursuant to these arrangements, the Company acquired a 10% interest in Hansol Telecom Co., Ltd. ("Hansol"), an affiliate of Hansol Paper, for approximately $3.1 million. This investment is reflected in short-term investments and marketable securities.

  Other income for the three and six months ended June 30, 1996 consists of approximately $1.8 million and $2.8 million, respectively, of realized gains on equity securities sold by the Company.

Note 4 - Long-term Debt

  During the six months ended June 30, 1996, the Company incurred capital lease obligations of approximately $27.2 million upon the execution of leases for new data communications equipment and other fixed assets.

  Effective June 30, 1996, the Company entered into an amendment to an amended and restated borrowing facility obtained in November 1994, which increased the Company's maximum borrowing availability under the facility from $8.5 million to $13.5 million for the purchases of computer equipment and other fixed assets. Borrowings under this facility are repayable in 36 monthly installments from the dates of equipment purchases and are secured by a lien on the equipment purchased. Interest is payable monthly at a rate of prime plus 2.5% (10.75% at June 30, 1996). The borrowing facility contains certain restrictions which, among other things, require the maintenance of certain financial ratios and restrictions on the payment of dividends.

  At June 30, 1996, the aggregate unused portion under the Company's various financing arrangements for purchases of data communications equipment and other fixed assets was $7.1 million.

  Additionally, the Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5.0 million or 75% of qualified accounts receivable which secure the loan less 20% of aggregate principal of certain term credit advances (approximately $3.1 million at June 30, 1996). There was $1.0 million advanced under this credit agreement at June 30, 1996. Interest is payable monthly at a rate of prime plus 1.5% (9.75% at June 30, 1996).

Note 5 - Stock Option Repricing and Shareholder Rights Plan

  Effective April 5, 1996, the Company's Board of Directors approved a repricing of certain employee stock options. Options affected by the repricing were those having an exercise price of greater than $9.375, the closing market price of the Company's common stock on that date. All other terms and conditions of the options remain the same. For employees that opted to participate in the repricing, the original options were canceled and new options were granted.

  On May 8, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan pursuant to which preferred stock purchase rights were to be distributed to shareholders as a dividend on June 5, 1996, or as soon as reasonably practicable thereafter, at the rate of one Right for each share of Common Stock held of record as of the close of business on June 5, 1996. Each Right, when exercisable, will entitle shareholders to buy one one-thousandth of a share of a newly created Series A

                                  PSINET INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stock Option Repricing and Shareholder Rights Plan (continued)

Junior Participating Preferred Stock of PSINet at an exercise price of $75 per Right. The Plan was adopted to enable the Board of Directors to protect PSINet against any takeover attempt that the Board considers abusive and not in the best interests of shareholders.

Note 6 - Agreements with MindSpring Enterprises, Inc.

  On June 28, 1996, the Company entered into agreements with MindSpring Enterprises, Inc., an Atlanta, GA based Internet access provider ("MindSpring"), pursuant to which the Company agreed to transfer to MindSpring certain of its individual subscriber accounts and related tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by the Company in the United States, including, without limitation, the lease for, and certain assets located at the Company's customer service facility in New Cumberland, Pennsylvania (collectively, the "Assets"). In connection with the transfer, the parties also entered into a Network Services Agreement pursuant to which the Company has agreed to service MindSpring's individual subscribers through local dial-in POPs connected to the Company's network. As part of these agreements, the Company also may, at its option, transfer to MindSpring individual subscriber accounts generated in the future.

  Under the terms of these agreements, the Company has transferred certain of its individual subscriber accounts as of June 30, 1996 for $3.0 million, consisting of $1.0 million cash and a $2.0 million Convertible Note (the "Note"), which was included in revenue or other income, net in June 1996. The Note bears interest at a rate of prime plus 3.0% (11.25% at June 30, 1996). If the Note is not redeemed in full by June 28, 1997, the Company has the right to convert, at the option of the Company, the total amount due under the Note into common stock of MindSpring.

  Upon transfer of the remaining Assets pursuant to these agreements, the Company will receive additional consideration of up to $19.3 million in additional convertible promissory notes, subject to adjustment based upon the number of subscribers transferred to MindSpring who remain customers of MindSpring and current in their payments for services at scheduled measurement dates. The majority of the remaining consideration will be recognized in the period that the Assets are transferred as other income, net of related asset costs and other transfer expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and associated Notes thereto and the audited Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 1995 incorporated by reference to the Company's Annual Report on Form 10-K and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the three months ended March 31, 1996 included in the Company's Form 10-Q for the quarter then ended, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements.
Actual results could differ materially from the forward-looking statements as a result of a number of factors, including actions of actual and prospective competitors and other competitive factors, risks associated with the Company's growth and domestic and international expansion and the development of the Internet market, risks associated with acquisitions, risks associated with the market for individual customers, risks associated with system design and operation, regulatory risks and the Company's dependence upon sole and limited source suppliers. For a discussion of such factors and other factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" in Item 1 to the Company's Annual Report on Form 10-K, the risk factors set forth in Exhibit 99.1 filed in the Company's Form 10-Q for the quarterly period ended March 31, 1996 and the risk factors set forth in Exhibit
99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.

General

The Company provides Internet access, services and products throughout the United States and internationally. The Company offers a broad spectrum of Internet access services ranging from dial-up services to continuous access services using dedicated high-speed telephone circuits. In addition, the Company offers Web site design and hosting services, training and consulting services, Internet access security services and client software products. The Company also began offering Internet access services to other Internet service providers ("ISPs") and entered into arrangements during the second quarter of 1996 with another ISP for the transfer of certain of the Company's individual customer accounts in connection with the implementation of a new strategy for servicing individual subscribers. See "Consumer Wholesale Strategy". At June 30, 1996, the Company had approximately 12,370 business subscribers and serviced 121,000 individual subscribers, consisting of approximately 40,000 professional and 81,000 consumer subscribers (approximately 15,000 were subscribers of other ISPs ), through more than 345 network local access points called Points-of-Presence or "POPs."

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

The Company's operating results have fluctuated in the past and they may continue to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. As of June 30, 1996, the Company had an accumulated deficit of $87.3 million. The Company believes that it will incur losses throughout 1996, and there can be no assurance that the Company will achieve profitability in the future.

Consumer Wholesale Strategy

In response to competitive considerations with respect to consumer dial-up Internet access services, the Company has altered its strategy to include providing wholesale access services to consumer-oriented ISPs in the United States rather than providing the consumer access services directly. Pursuant to network access agreements with other ISPs, the Company plans to provide Internet connection services to other ISPs and their subscribers through the PSINet network POPs. The Company does not currently anticipate that it will incur significant capital expenditures in order to service its existing wholesaling arrangements. It is anticipated that the agreements will call for the ISPs to pay specified fees for each subscriber using the PSINet network.

In connection with the change in strategy relating to individual consumer dial-up Internet access services, as indicated above, the Company restructured its operations and as a result, eliminated certain positions relating to these services. There were no significant restructuring charges relating to this strategy change. The full impact of the reduction in costs and expenses associated with this restructuring will occur in the periods after June 30, 1996.

On June 28, 1996, the Company entered into agreements with MindSpring Enterprises, Inc., an Atlanta-based Internet access provider ("MindSpring"), pursuant to which the Company agreed to transfer to MindSpring certain of its individual subscriber accounts and related tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by the Company in the United States, including, without limitation, the lease for, and certain assets located at the Company's customer service facility in New Cumberland, Pennsylvania. In connection with the transfer, the parties also entered into a Network Services Agreement pursuant to which the Company has agreed to service MindSpring's individual subscribers through local dial-in POPs connected to the Company's network. As part of these agreements, the Company also may, at its option, transfer to MindSpring individual subscriber accounts generated in the future.

The Company anticipates that a decrease in its individual subscriber revenue will result once the MindSpring agreements are fully consummated. However, this decrease is expected to be partially offset by revenues from the provision of access services under the Network Services Agreement and ongoing revenue from the continuing sales of individual subscribers to MindSpring. Additionally, the Company's expenses associated with the individual customer support function and certain of the assets transferred will decline.

Three and Six Months Ended June 30, 1996 as Compared to the Three and Six Months Ended June 30, 1995

Results of Operations

  Revenue. Revenue is derived from the sale of Internet access and related services to businesses and individuals and, as a result of the acquisitions of InterCon Systems Corporation ("InterCon") and Software Ventures Corporation ("Software Ventures") in 1995, from the sale of connectivity software products. Revenue increased by 162.5% from approximately $7.7 million for the three months ended June 30, 1995 to approximately $20.2 million for the three months ended June 30, 1996. Revenue increased by 175.2% from approximately $13.6 million for the six months ended June 30, 1995 to approximately $37.4 million for the six months ended June 30, 1996. The increase in revenue in comparison the same three and six month periods in 1995 resulted principally from greater sales of Internet services to businesses and individuals. The Company believes these increases were facilitated by a number of factors including: an increase in the number of subscribers driven by an increase in the number of POPs in operation; an expansion of the Company's sales force; the Company's acquisition of The Pipeline Network, Inc. (known as PSINet Pipeline New York, Inc.; "Pipeline") during February 1995; and greater public awareness and acceptance of the Internet. Included in revenue for the six months ended June 30, 1996, are one-time license fees of approximately $1.7 million for the licensing of intellectual property to Hansol Telecom Co., Ltd., an affiliated venture in Seoul, Korea. The Company's business subscriber base increased by approximately 162.0% from approximately 4,700 business subscribers at June 30, 1995 to approximately 12,370 business subscribers at June 30, 1996 and its individual subscriber base increased from approximately 29,500 individual subscribers at June 30, 1995 to approximately 121,000 individual subscribers (approximately 15,000 were subscribers of other ISPs ) at June 30, 1996. The Company's network infrastructure increased from 135 POPs at June 30, 1995 to more than 345 POPs at June 30, 1996. Prior to the Company's acquisitions of InterCon and Software Ventures in mid-1995, the Company did not recognize any material revenues from the sale of connectivity software products. Revenues attributable to the sale of software were approximately $1.3 million and $2.8 million for the three and six months ended June 30, 1996.

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

In response to competitive considerations with respect to consumer dial-up Internet access services, the Company has altered its strategy to include providing of wholesale access services to consumer-oriented ISPs in the United States rather than providing the consumer access services directly. There can be no assurance that the Company will be able to offset the effects of any revenue reductions with respect to this new consumer Internet service focus with revenue from the number of customers serviced through the provisioning of wholesale access services, higher revenue from enhanced services for business subscribers, cost reductions or otherwise.

   Other Income, Net. Other income, net consists of the income, net of applicable expenses relating to the initial transfer to MindSpring of a portion of the Company's individual consumer subscribers. Other income, net was approximately $2.4 million for the three months ended June 30, 1996.

  Data Communications and Operations. Data communications and operations costs and expenses consist primarily of leased long distance circuit costs, local loop costs, and expenses associated with network operations, customer support and field service functions and software operations costs and expenses. Data communications and operations costs and expenses were approximately $6.7 million (87.4% of revenue and other income) and approximately $16.5 million (73.1% of revenue and other income) during the three months ended June 30, 1995 and 1996, respectively. Data communications and operations costs and expenses were approximately $11.0 million (81.2% of revenue and other income) and approximately $30.5 million (76.6% of revenue and other income) during the six months ended June 30, 1995 and 1996, respectively. The $9.8 million increase for the three months ended June 30, 1996 and the $19.4 million increase for the six months ended June 30, 1996 in data communications and operations costs and expenses as compared to the same period in 1995 related principally to increases in (i) personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff from 242 persons (net of the InterCon acquisition) at June 30, 1995 to 320 persons at June 30, 1996, (ii) costs associated with providing dedicated circuits to the Company's InterFrame and InterMan subscribers and (iii) circuit costs relating to the Company's new POPs deployed throughout the last six months of 1995 and through June, 1996. Circuit costs relating to the Company's new POPs generally are incurred by the Company significantly in advance of anticipated expansion in the Company's customer base. The Company expects that data communications and operations costs and expenses, although it may vary as a percentage of revenue, will continue to increase as the Company's customer base continues to grow.

  Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, fulfillment and distribution costs and related occupancy costs. Sales and marketing expenses increased from approximately $3.5 million (45.8% of revenue and other income) during the three months ended June 30, 1995 to approximately $7.0 million (31.04% of revenue and other income) during the three months ended June 30, 1996. Sales and marketing expenses increased from approximately $5.4 million (39.5% of revenue and other income) during the six months ended June 30, 1995 to approximately $14.9 million (37.4% of revenue and other income) during the six months ended June 30, 1996. The $3.5 million increase in these expenses for the three months ended June 30, 1996 and the $9.5 million increase for the six months ended June 30, 1996 resulted principally from the increase in the Company's sales and marketing staff from 96 (net of the InterCon acquisition) at June 30, 1995 to 125 persons at June 30, 1996 and a significant increase in advertising costs. All advertising costs are expensed in the period incurred. The Company expects that, as a result of the implementation of its consumer wholesale strategy and its refocused efforts on the more sophisticated individual business user, its sales and marketing expenses with respect to the individual Internet service market will decrease over time.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, accounting and finance personnel. General and administrative expenses were approximately $2.4 million (31.2% of revenue and other income) during the three months ended June 30, 1995 and approximately $4.2 million (31.0% of revenue and other income) during the three months ended June 30, 1996. General and administrative expenses were approximately $3.6 million (26.4% of revenue and other income) during the six months ended June 30, 1995 and approximately $9.7 million (24.4% of revenue and other income) during the six months ended June 30, 1996. The increase in these costs for the three and six months ended June 30, 1996 resulted primarily from an increase in the Company's general and administrative staff from 63 (net of the InterCon acquisition) at June 30, 1995 to 136 persons at June 30, 1996. The Company may from time to time increase its general and administrative function in response to current business developments.

  Depreciation and Amortization. Depreciation and amortization expense consists principally of expense associated with the costs of hardware and buildout that support expansion and upgrade of the Company's POPs as well as the costs of other fixed assets, software costs and other intangible assets. Depreciation and amortization costs were approximately $2.2 million (28.1% of revenue and other income) during the three months ended June 30, 1995 and approximately $7.0 million (31.1% of revenue and other income) during the three months ended June 30, 1996. Depreciation and amortization costs were approximately $3.8 million (28.2% of revenue and other income) during the six months ended June 30, 1995 and approximately $13.2 million (33.2% of revenue and other income) during the six months ended June 30, 1996. A significant portion of this increase (approximately $1.5 million and $3.2 million for the three and six months ended June 30, 1996, respectively) relates to the amortization of certain intangible assets recorded in connection with certain acquisitions completed in 1995. Additionally, POP expansion and existing POP equipment upgrades as well as facility expansion required as a result of additional hiring in sales, marketing and administration contributed to this increase. The Company anticipates that its depreciation and amortization expense, although it may vary as a percentage of revenue, will increase as the Company continues to incur capital expenditures associated with network infrastructure enhancements.

  Interest Expense. Interest expense increased from approximately $0.4 million for the three months ended June 30, 1995 to approximately $1.4 million for the three months ended June 30, 1996. Interest expense increased from approximately $0.6 million during the six months ended June 30, 1995 to approximately $2.2 million during the six months ended June 30, 1996. The increase in interest expense for the three and six months ended June 30, 1996 was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion, related sales and marketing, customer support, network operations and field service staff expansion and to fund working capital requirements. Although the Company expects that it will incur increased borrowings and capital lease obligations in the near term in connection with its network enhancements, the amount of the Company's interest expense will fluctuate from time to time as a result of the Company entering into new financing arrangements at varying rates.

  Interest Income. Interest income increased from approximately $0.5 million for the three months ended June 30, 1995 to approximately $0.9 million for the three months ended June 30, 1996. Interest income increased from approximately $0.6 million during the six months ended June 30, 1995 to approximately $2.2 million during the six months ended June 30, 1996. The increase in interest income for the three and six months ended June 30, 1996 was principally due to the investment of proceeds from the Company's public offering in December 1995. These proceeds are currently invested in short-term, investment grade, interest bearing securities.

  Other income. Other income of approximately $1.8 million and $2.8 million for the three and six months ended June 30, 1996, respectively, relates to the recognition of realized gains on equity securities which were sold by the Company.

  Net Loss. Net loss was approximately $7.1 million and $10.9 million for the three months ended June 30, 1995 and 1996, respectively. Net loss was approximately $10.3 million and $25.8 million for the six months ended June 30, 1995 and 1996, respectively. These losses primarily reflect the ongoing costs and expenses of PSINet's significant investment in expanding the PSINet network and the administrative and operational infrastructure during 1995 and early 1996.

Liquidity and Capital Resources

The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from financial institutions and other third parties and through the issuance of equity securities.

Cash flow used in operating activities was approximately $7.1 million and $18.4 million for the six months ended June 30, 1995 and 1996, respectively. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Cash flow used in investing activities for the six months ended June 30, 1995 and 1996 was approximately $6.8 million and $16.9 million, respectively. The expansion of the Company's network resulted in capital expenditures of approximately $16.6 million and $29.4 million for the six months ended June 30, 1995 and 1996, respectively (which included capital expenditures financed under equipment financing agreements aggregating approximately $9.7 million and $27.2 million for the six months ended June 30, 1995 and 1996, respectively). Additionally, during the six months ended June 30, 1996, the Company invested approximately $3.1 million in Hansol and approximately $14.1 million in debt securities with original maturities of greater than 90 days.

Cash flow provided by financing activities for the six months ended June 30, 1995 was approximately $60.8 million while the cash flow used in financing activities for the six months ended June 30, 1996 was approximately $10.9 million. The Company raised approximately $60.1 million of equity, net of expenses in the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company made repayments of $2.0 million, $1.8 million and $13.9 million on lines of credit, notes payable and capital lease obligations, respectively.

As of June 30, 1996, the Company had approximately $56.5 million of cash and cash equivalents, approximately $17.2 million of short-term investments and marketable securities and approximately $7.1 million available under financing facilities for the future financing of data communications equipment and other fixed assets, and a $5.0 million working capital facility, subject to availability under a borrowing base formula (at June 30, 1996 a maximum of approximately $3.1 million was available under the facility), under which $1.0 million was outstanding as of June 30, 1996. The Company's financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants and restrict the payment of dividends.

As of June 30, 1996, the Company had commitments to certain telecommunications vendors totaling approximately $14.3 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities, and as of June 30, 1996, the Company was obligated to make future minimum lease payments of approximately $14.2 million on leases expiring in various years through 2005. In addition, with respect to its obligation to purchase an additional 10% interest in World Online B.V. ("World Online") the Company may be required to pay cash (not to exceed $5.0 million) and/or contribute shares of PSINet common stock at the end of 1996.

Based upon its present business plan, the Company believes that working capital, funds from operations, existing credit facilities and additional borrowings which the Company expects to be able to obtain when needed will be sufficient to meet its presently anticipated working capital and capital expenditure requirements of its existing operations.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


(a)  The Annual Meeting of Shareholders of the Company was held on May 18, 1996.

(c) The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

     (i) The election of William H. Baumer, Harold Wills and Wade Woodson as directors of the Company for terms expiring in 1998.

       Votes for Mr. Baumer               27,650,707
       Votes withheld from Mr. Baumer      1,954,548

       Votes for Mr. Wills                27,698,001
       Votes withheld from Mr. Wills       1,907,254

       Votes for Mr. Woodson              27,704,327
       Votes withheld from Mr. Woodson     1,900,928

     (ii) The ratification of the appointment by the Board of Directors of Price Waterhouse LLP as independent accountants of the Company for the year ending December 31, 1996.

          Votes for                       29,433,985
          Votes against                      143,274
          Abstentions                         27,996

          There were no broker non-votes in respect of the foregoing matters.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit 2 Asset Purchase Agreement dated as of June 28, 1996 between the Company and MindSpring Enterprises, Inc.

        Exhibit 3    Certificate of Amendment of Certificate of Incorporation
                      dated May 18, 1996

        Exhibit 4 Forms of Rights Agreement, dated as of May 8, 1996, between PSINet Inc. and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A -- Certificate of Amendment; Exhibit B -- Form of Rights Certificate; and Exhibit C -- Summary of Rights to Purchase Shares of Preferred Stock.

        Exhibit 10.1 Separation Agreement and General Release executed as of
                     May 14, 1996 between the Company and Daniel P. Cunningham

        Exhibit 10.2 Employment Agreement dated April 3, 1996 between the Company and Harold S. Wills

        Exhibit 10.3 First Amendment dated as of August 13, 1996 to the Amended and Restated Credit Agreement between the Company and Fleet Bank of Massachusetts, N.A.

        Exhibit 10.4 Convertible Note dated as of June 28, 1996 between the Company and MindSpring Enterprises, Inc.

        Exhibit 11.1 Calculation of Loss per Share and Weighted Average Shares
                     Used in Calculation for the Three Months
                     Ended June 30, 1996

        Exhibit 11.2 Calculation of Loss per Share and Weighted Average Shares
                     Used in Calculation for the Six Months Ended June 30, 1996

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

(b)    Reports on Form 8-K

       On June 4, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated May 8, 1996 stating that it had adopted a Shareholder Rights Plan pursuant to which preferred stock purchase rights were to be distributed to shareholders as a dividend on June 5, 1996, or as soon as reasonably practicable thereafter, at the rate of one Right for each share of Common Stock held of record as of the close of business on June 5, 1996.

       On July 16, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated June 28, 1996 stating, among other things, that it had entered into agreements with MindSpring Enterprises, Inc., an Atlanta-based Internet access provider ("MindSpring"), pursuant to which the Company agreed to (i) transfer to MindSpring certain of its individual subscriber accounts and related tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by the Company in the United States and (ii) service MindSpring's individual subscribers through local dial-in POPs connected to the Company's network.

                                  PSINET INC.
                                   FORM 10-Q
                                 JUNE 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PSINet Inc.




   August 14, 1996             By: /s/ William L. Schrader
   ----------------                -------------------------------------------
    Date                           William L. Schrader
                                   Chairman of the Board, President,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)


   August 14, 1996             By: /s/ Harold S. Wills
   ---------------                 --------------------------------------------
    Date                           Harold S. Wills
                                   Executive Vice President, Chief Operating
                                   Officer, Acting Chief Financial Officer and
                                   Director
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Item 6 (a)    Exhibits:

Exhibit              Exhibit Name                                        Location
- -------              ------------                                        --------
 2       Asset Purchase Agreement dated as of June 28, 1996 between the Company and MindSpring Enterprises, Inc..................

 3       Certificate of Amendment of Certificate of Incorporation
         dated May 18, 1996...........................................

 4       Forms of Rights Agreement, dated as of May 8, 1996, between
         PSINet Inc. and First Chicago Trust Company of New York, as
         Rights Agent, which includes as Exhibit A -- Certificate of
         Amendment; Exhibit B -- Form of Rights Certificate; and
         Exhibit -- Summary of Rights to Purchase Shares of Preferred
         Stock........................................................   Incorporated by reference
                                                                         from Exhibit 1 to PSINet's
                                                                         Registration Statement on
                                                                         Form 8-A dated June 3, 1996.

 10.1    Separation Agreement and General Release executed as of
         May 14, 1996 between the Company and Daniel P.
         Cunningham...................................................

 10.2    Employment Agreement dated April 3, 1996 between
         the Company and Harold S. Wills..............................

 10.3    First Amendment dated as of August 13, 1996 to the Amended and Restated Credit Agreement between the Company and Fleet
         Bank of Massachusetts, N.A...................................

 10.4    Convertible Note dated as of June 28, 1996 between
         the Company and MindSpring Enterprises, Inc..................

  11.1   Calculation of Loss per Share and Weighted
         Average Shares Used in Calculation for the Three Months
         Ended June 30, 1996..........................................

 11.2      Calculation of Loss per Share and Weighted
         Average Shares Used in Calculation for the Six Months
         Ended June 30, 1996..........................................

 27      Financial Data Schedule......................................

 99.1    Risk Factors.................................................
