Form 10-Q
period 1996-09-30
PSINET INC
filed 1996-11-14
CIK 940716

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 SEPTEMBER 30, 1996

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
                             SINCE LAST REPORT DATE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  x   No
                                                      ---     ---

      COMMON STOCK, $.01 PAR VALUE -- 40,069,726 SHARES AS OF NOVEMBER 1,
                                       1996
            (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
                  CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
                                          DATE)


                     The Index of Exhibits appears on page 17.

                                   PSINET INC.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 1995
             and September 30, 1996..........................................3

             Consolidated Statements of Operations for the three and
              nine months ended September 30, 1995 and September 30, 1996....4

             Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1995 and September 30, 1996................5

             Notes to Consolidated Financial Statements......................6


 Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................9

PART II.  OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K.................................14


Signatures..................................................................16

Exhibit Index...............................................................17

                           PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   PSINET INC.

                            CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

            ASSETS
                                      December 31, 1995      September 30, 1996
                                      -----------------      ------------------
                                        (Audited)                (Unaudited)
Current assets:

   Cash and cash equivalents          $102,710                     $ 45,700
   Short-term investments and
      marketable securities                 --                       14,653
   Accounts receivable, net              6,231                       15,857
   Notes receivable                         --                       12,234
   Inventories                           1,149                        1,494
   Prepaid expenses                      2,071                        2,711
   Other current assets                  4,194                        4,203
                                       --------                    ----------

        Total current assets           116,355                       96,852


Property and equipment, net             51,355                       69,498
Goodwill and other intangibles, net     25,398                       14,640
Software costs, net                      6,133                        3,457
Other assets and deferred charges        2,589                        4,645
                                      --------                    ----------
                                      $201,830                     $189,092
                                      --------                    ----------
                                      --------                    ----------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Lines of credit                   $   3,012                     $  2,000
   Current portion of long-term debt    13,631                       23,078
   Trade accounts payable               10,002                       15,443
   Accrued payroll and related
    expenses                            2,184                         3,816
   Other accounts payable and
     accrued liabilities                  654                         3,620
   Deferred revenue                     3,245                         5,422
                                      --------                    ----------

        Total current liabilities      32,728                        53,379

Long-term debt                         24,130                        28,397
Deferred taxes                            635                           515
Other liabilities                       1,107                           816
                                      --------                    ----------
       Total liabilities               58,600                        83,107
                                      --------                    ----------

 Shareholders' equity:
   Preferred stock                         --                            --
   Common stock                           379                           401
   Capital in excess of par value     206,035                       207,635
   Retained deficit                   (61,539)                      (99,839)
   Treasury stock, at cost             (2,054)                       (2,005)
   Net unrealized gain on
     investments                          813                            --
   Cumulative foreign currency
     translation adjustment              (404)                         (207)
                                      --------                    ----------

        Total shareholders' equity    143,230                       105,985
                                      --------                    ----------
                                     $201,830                      $189,092
                                      --------                    ----------
                                      --------                    ----------


     The accompanying notes are an integral part of these financial statements.

                                    PSINET INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)

                                     Three Months Ended      Nine Months Ended
                                      September 30,            September 30,
                                   ---------------------    -------------------
                                     1995       1996          1995       1996
                                    ------    -------       -------    -------
                                     (in thousands, except per share amounts)
Revenue                            $ 11,115    $ 24,147      $ 24,705   $ 61,547
Other income, net                        --       3,017            --      5,417
                                   --------    --------      --------   --------
     Total revenue and
      other income, net              11,115      27,164        24,705     66,964
                                   --------    --------      --------   --------

Operating costs and expenses:

     Data communications and
      operations                      9,379      19,698        20,413     50,169
     Sales and marketing              7,093       6,000        12,458     20,865
     General and administrative       2,799       5,309         6,383     15,012
     Depreciation and amortization    4,899       8,377         8,727     21,585
                                   --------    --------      --------   --------
        Total operating costs
         and expenses                24,170      39,384        47,981    107,631
                                   --------    --------      --------   --------

Loss from operations                (13,055)    (12,220)      (23,276)   (40,667)

Interest expense                       (484)     (1,411)       (1,116)    (3,654)
Interest income                         549       1,179         1,137      3,346
Other income                             --          19            --      2,863
Equity in loss of affiliate             (60)       (100)         (111)      (307)
                                   --------    --------      --------   --------

Loss before income taxes            (13,050)    (12,533)      (23,366)   (38,419)
Income tax (expense) benefit             --          40            --        119
                                   --------    --------      --------   --------
Net loss                            $(13,050)  $(12,493)     $(23,366)  $(38,300)
                                   ---------   --------      --------   --------
                                   ---------   --------      --------   --------

Loss per share (pro forma for
 the nine months ended
 September 30, 1995)                $  (0.40)  $  (0.31)     $  (0.81)  $  (0.98)
                                    --------   --------      --------   --------
                                    --------   --------      --------   --------
Shares used in computing loss
  per share                           32,328     39,888        28,683     39,143
                                    --------   --------      --------   --------
                                    --------   --------      --------   --------


     The accompanying notes are an integral part of these financial statements.

                                    PSINET INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                 --------------------
                                                  1995           1996
                                                 -------        ------
                                                     (in thousands)

Net cash used in operating activities            $(17,092)     $(28,391)
                                                 --------      --------

Cash flows from investing activities:
   Purchases of property and equipment, net       (13,566)         (508)
   Purchases of short-term investments and
      marketable securities                            --       (14,621)
   Proceeds from sale of investments                   --         3,219
   Proceeds from sale of assets to MindSpring          --           400
   Capitalized software costs                        (308)         (702)
   Investment in subsidiaries, net of
     cash acquired                                 (5,022)           --
   Loan to affiliate                                   --          (307)
   Investments in certain businesses                  (58)          (29)
   Other                                               --            28
                                                 --------      --------
      Net cash used in investing activities       (18,954)      (12,520)
                                                 --------      --------


Cash flows from financing activities:
   Net payments on lines of credit                   (492)       (1,012)
   Proceeds from issuance of notes payable          6,708         6,848
   Repayments of notes payable                       (810)       (3,368)
   Principal payments under capital
     lease obligations                             (2,281)      (20,172)
   Proceeds from issuance of Series E
      redeemable preferred stock                   12,238            --
   Proceeds from initial public offering, net      47,350            --
   Proceeds from issuance of common stock              52            --
   Proceeds from exercise of common stock
     warrants                                          55            --
   Proceeds from exercise of common stock
    options                                           166         1,770
   Other                                               --          (165)
                                                 --------      --------
      Net cash provided by (used in)
       financing activities                        62,986       (16,099)
                                                 --------      --------

Net increase (decrease) in cash and cash
  equivalents                                      26,940       (57,010)
Cash and cash equivalents, beginning of year        3,358       102,710
                                                 --------      --------

Cash and cash equivalents, end of period       $   30,298      $ 45,700
                                                 --------      --------
                                                 --------      --------

     The accompanying notes are an integral part of these financial statements.

                                PSINET INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note l -- Basis of Presentation

   These consolidated financial statements for the three and nine months ended September 30, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and subsidiaries (collectively, "PSINet" or the "Company") as of December 31, 1995 incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of December 31, 1995 incorporated by reference in the Company's Annual Report and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the periods ended March 31, 1996 and June 30, 1996 included in the Company's Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1995 and 1996 and the consolidated cash flows for the nine month periods ended September 30, 1995 and 1996. The results of operations for the three and nine month periods ended September 30, 1996 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1996.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Note 2 -- Loss per Share and Pro Forma Loss per Share

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

Note 3 -- Short-term Investments and Marketable Securities

   The Company classifies its investment holdings in debt and equity securities as either held-to-maturity securities, trading securities or available-for-sale securities and reports the investments at amortized cost, fair value with unrealized gains and losses included in earnings and fair value with unrealized gains and losses included in shareholders' equity, respectively.

   At September 30, 1996, short-term investments and marketable securities included debt securities classified as held-to-maturity with original maturities of greater than 90 days of approximately $11.5 million.

                                PSINET INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 -- Short-term Investments and Marketable Securities (continued)

   In August 1995, the Company entered into an agreement to form a joint venture with Hansol Paper Co. Ltd. ("Hansol Paper"), of Seoul, Korea for the purpose of building an Internet network and providing Internet-related services in Korea. In March 1996, pursuant to these arrangements, the Company acquired a 10% interest in Hansol Telecom Co., Ltd. ("Hansol"), an affiliate of Hansol Paper, for approximately $3.1 million. This investment is reflected in short-term investments and marketable securities.

    Other income for the nine months ended September 30, 1996 consists of approximately $2.9 million of realized gains on equity securities sold by the Company.

Note 4 -- Long-term Debt

   During the nine months ended September 30, 1996, the Company incurred capital lease obligations of approximately $30.4 million upon the execution of leases for new data communications equipment and other fixed assets.

   Effective August 13, 1996, the Company entered into an amendment to a borrowing facility obtained in November 1994, which increased the Company's maximum borrowing availability under the facility from $13.5 million to $18.5 million for purchases of computer equipment and other fixed assets. Borrowings under this facility are repayable in 36 monthly installments from the dates of equipment purchases and are secured by a lien on the equipment purchased. Interest is payable monthly at a rate of prime plus 2.5% (10.75% at September 30, 1996). The borrowing facility contains certain restrictions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends.

   At September 30, 1996, the aggregate unused portion under the Company's various financing arrangements for purchases of data communications equipment and other fixed assets was $11.5 million.

   Additionally, the Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5.0 million or 75% of qualified accounts receivable which secure the loan less 20% of aggregate principal of certain term credit advances (approximately $4.1 million at September 30, 1996). There was $2.0 million advanced under this credit agreement at September 30, 1996. Interest is payable monthly at a rate of prime plus 1.5% (9.75% at September 30, 1996).

Note 5 -- Agreements with MindSpring Enterprises, Inc.

   On June 28, 1996, the Company entered into an agreement with MindSpring Enterprises, Inc., an Atlanta, GA based Internet access provider ("MindSpring"), pursuant to which the Company agreed to transfer to MindSpring certain of its individual subscriber accounts and related tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by the Company in the United States. In connection with the transfer, the parties also entered into a Network Services Agreement pursuant to which the Company agreed to service certain of MindSpring's individual subscribers through local dial-in POPs connected to the Company's network. As part of these agreements, the Company also has the option to transfer to MindSpring individual subscriber accounts generated in the future.

                                PSINET INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -- Agreements with MindSpring Enterprises, Inc. (continued)

   Under the terms of these agreements, as amended, the Company transferred certain of its individual subscriber accounts as of June 28, 1996 for $3.0 million, consisting of $1.0 million cash and a $2.0 million Convertible Note (the "First Note"), which was included in revenue or other income, net in June 1996. The First Note bears interest at a rate of prime plus 3.0% (11.25% at September 30, 1996). In accordance with the terms of these agreements, due to the fact that the First Note was not redeemed in full before ninety days after the date of the First Note (September 28, 1996), the principal amount of the First Note was increased by five percent.

   Additionally, under the terms of these agreements, the Company transferred substantially all of the remainder of its individual subscriber accounts and certain assets located at the Company's customer service facility in New Cumberland, Pennsylvania as of September 1, 1996 in exchange for a $9.9 million Convertible Note (the "Second Note"), which was included in revenue or other income, net of related asset costs and transfer expenses in September 1996. The Second Note bears interest at a rate of prime plus 3.0% (11.25% at September 30, 1996). Until the Second Note is redeemed in full, the outstanding principal amount thereof will increase by five percent each ninety days commencing ninety days after the date of the Second Note. If the Second Note is not redeemed in full by September 1, 1997, the Company has the right to convert, at the option of the Company subject to certain limitations, the total amount due under the Second Note into common stock of MindSpring.

   The total amount of consideration received for the transfer of subscribers as of September 1, 1996 is subject to adjustment based upon the number of subscribers transferred to MindSpring who remain customers of MindSpring and current in their payments for services at a scheduled measurement date. Additional individual subscriber accounts generated (up to an aggregate of 100,000 including those previously transferred) through November 30, 1996 may be transferred for additional consideration, subject to adjustment as described above.

   Under the terms of these agreements, in October 1996, the Company received $9.2 million in cash from MindSpring as payment in full on the First Note and partial payment on the Second Note.

Note 6 -- Agreements with Chatterjee Management Company

   On September 19, 1996, the Company entered into an agreement with Chatterjee Management Company (doing business as The Chatterjee Group), a Delaware corporation ("Chatterjee"), pursuant to which the Company and an investment group led by Chatterjee (the "Chatterjee Investor Group") would establish a joint venture to be known as PSINet Europe (the "Joint Venture") for the purpose of building an Internet network across Europe and providing Internet-related services in Europe.

   Under the agreement, expected contributions of up to $5.98 million cash and up to 100% of the stock of PSINet's UK subsidiary, PSINet UK Limited, by the Company, and up to $41.1 million cash by the Chatterjee Investor Group, are to be made from time to time in exchange for equity interests in the Joint Venture, which will be adjusted at the times of such contributions. Under certain circumstances, the Chatterjee Investor Group has the right to exchange its interest in the Joint Venture for shares of the Company's common
stock.   The Company and Chatterjee have entered into a registration rights agreement with respect to such shares.

   It also is contemplated that the Company and the Joint Venture will enter into agreements whereby the Company will, among other things, license certain intellectual property to the Joint Venture and provide operational support and assistance to the Joint Venture. The Company and Chatterjee are in the process of negotiating terms and conditions for these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and associated Notes thereto and the audited Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 1995 incorporated by reference to the Company's Annual Report on Form 10-K and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the periods ended March 31, 1996 and June 30, 1996 included in the Company's Quarterly Reports on Form 10-Q for such periods, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Exhibit 99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.

GENERAL

The Company provides Internet access, services and products throughout the United States and internationally. The Company offers a broad spectrum of Internet access services ranging from dial-up services to continuous access services using dedicated high-speed telephone circuits. In addition, the Company offers Web site design and hosting services, training and consulting services, Internet access security services and client software products. The Company also began offering Internet access services to other Internet service providers ("ISPs") and entered into arrangements during the second quarter of 1996 with another ISP for the transfer of substantially all of the Company's individual customer accounts in connection with the implementation of a new strategy for servicing individual subscribers. See "Consumer Wholesale Strategy". At September 30, 1996, the Company had approximately 15,100 business subscribers, approximately 11,700 professional subscribers and serviced approximately 170,900 consumer wholesale subscribers, through more than 345 network local access points called Points-of-Presence or "POPs."

Since the commencement of the Company's operations in 1989, the Company has undertaken a program of developing and expanding its network. In connection with this development and expansion, the Company has made significant investments in telecommunications circuits and equipment. These investments generally are made significantly in advance of anticipated subscriber growth and resulting revenue. The Company also increased its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its subscriber base. These expansion efforts have caused the Company to experience increases in expenses from time to time, both in absolute terms and as a percentage of revenue, in anticipation of potential future growth in the Company's subscriber base.
The nature and amount of these expenses may fluctuate over time as the Company shifts its focus from network expansion efforts to enhancement of its existing network.

The Company's operating results have fluctuated in the past and they may continue to fluctuate in the future as a result of a variety of factors, some of which are beyond the Company's control. As of September 30, 1996, the Company had an accumulated deficit of $99.8 million. The Company believes that it will incur losses throughout 1996, and there can be no assurance that the Company will achieve profitability in the future.

CONSUMER WHOLESALE STRATEGY

In response to competitive considerations with respect to consumer dial-up Internet access services, the Company has altered its strategy to include providing wholesale access services to consumer-oriented providers of Internet access and services in the United States, rather than providing the consumer access services directly. Pursuant to network access agreements with other providers, the Company provides Internet connection services to other providers and their subscribers through the PSINet network POPs. The Company does not currently anticipate that it will incur significant capital expenditures in order to service its existing wholesaling arrangements. The agreements call for the other providers to pay specified fees for each subscriber using the PSINet network.

In connection with the introduction of its new strategy relating to consumer dial-up Internet access services, as indicated above, the Company restructured its operations and eliminated certain positions relating to these services. There were no significant restructuring charges relating to this new strategy. The impact of the reduction in costs and expenses associated with this restructuring is expected to occur in periods after September 30, 1996.

On June 28, 1996, the Company entered into an agreement with MindSpring Enterprises, Inc., an Atlanta-based Internet access provider ("MindSpring"), pursuant to which the Company agreed to transfer to MindSpring substantially all of its individual subscriber accounts and related tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by the Company in the United States. In connection with the transfer, the parties also entered into a Network Services Agreement pursuant to which the Company agreed to service certain of MindSpring's individual subscribers through local dial-in POPs connected to the Company's network. As part of these agreements, the Company has the option to transfer to MindSpring additional individual subscriber accounts generated in the future.

The Company anticipates that the decrease in its individual subscriber revenue resulting from consummation of MindSpring agreements will be partially offset by revenues from the provision of access services under the Network Services Agreement and ongoing revenue from the sales of individual subscribers generated in the future, if any, to MindSpring. Additionally, the Company's expenses associated with the individual customer support function and depreciation and amortization from certain of the assets transferred are expected to decline.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

   REVENUE. Revenue is derived from the sale of Internet access and related services to businesses and individuals and from the sale of connectivity software products. Revenue increased by 117.3% from approximately $11.1 million for the three months ended September 30, 1995 to approximately $24.1 million for the three months ended September 30, 1996. Revenue increased by 149.1% from approximately $24.7 million for the nine months ended September 30, 1995 to approximately $61.5 million for the nine months ended September 30, 1996. The increase in revenue in comparison to the same three and nine month periods in 1995 resulted principally from greater sales of Internet services to businesses and individuals during 1996. The Company believes these increases were attributable to a number of factors including: an increase in the number of subscribers facilitated by an increase in the number of POPs in operation; an expansion of the Company's sales force; and greater public awareness and acceptance of the Internet. The Company's business subscriber base increased by approximately 142.9% from approximately 6,200 business subscribers at September 30, 1995 to approximately 15,100 business subscribers at September 30, 1996. The Company had approximately 40,000 individual subscribers at September 30, 1995. Under the Company's new consumer wholesale strategy, the Company serviced approximately 170,900 consumer wholesale subscribers at September 30, 1996. Additionally, the Company had approximately 11,700 professional subscribers at September 30, 1996. The Company's network infrastructure increased from 159 POPs at September 30, 1995 to more than 345 POPs at September 30, 1996.

   OTHER INCOME, NET. Other income, net consists of the income, net of related asset costs and transfer expenses relating to the transfer to MindSpring of substantially all of the Company's individual consumer subscribers. Other income, net was approximately $3.0 million and $5.4 million for the three and nine months ended September 30, 1996, respectively.

   DATA COMMUNICATIONS AND OPERATIONS. Data communications and operations costs and expenses consist primarily of leased long distance circuit costs, local loop costs, expenses associated with network operations, customer support and field service functions and software operations costs and expenses. Data communications and operations costs and expenses were approximately $9.4 million (84.4% of revenue) and approximately $19.7 million (81.6% of revenue) during the three months ended September 30, 1995 and 1996, respectively. Data communications and operations costs and expenses were approximately $20.4 million (82.6% of revenue) and approximately $50.2 million (81.5% of revenue) during the nine months ended September 30, 1995 and 1996, respectively. The $10.3 million increase for the three months ended September 30, 1996 and the $29.8 million increase for the nine months ended September 30, 1996 in data communications and operations costs and expenses as compared to the same periods in 1995 related principally to increases in
(i) costs associated with providing dedicated circuits to the Company's InterFrame and InterMan subscribers and (ii) circuit costs relating to the Company's new POPs deployed through September 1996. The increase also was due, to a lesser extent, to an increase in personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff concentrated in late 1995 and early 1996, notwithstanding an overall decrease in the number of such persons employed by the Company at September 30, 1996 due to the transfer of approximately 75 persons to MindSpring as of September 1, 1996. Circuit costs relating to the Company's new POPs generally are incurred by the Company in advance of anticipated expansion in the Company's customer base and consumer wholesale capacity. Although the Company expects that data communications and operations costs and expenses will continue to increase as the Company's customer base continues to grow, it anticipates that such costs and expenses will decrease as a percentage of revenue.

   SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, fulfillment and distribution costs and related occupancy costs. Sales and marketing expenses decreased from approximately $7.1 million (63.8% of revenue) during the three months ended September 30, 1995 to approximately $6.0 million (24.9% of revenue) during the three months ended September 30, 1996. Sales and marketing expenses increased from approximately $12.5 million (50.4% of revenue) during the nine months ended September 30, 1995 to approximately $20.9 million (33.9% of revenue) during the nine months ended September 30, 1996. The $8.4 million increase for the nine months ended September 30, 1996 resulted principally from a significant increase in advertising costs. The $1.1 million decrease for the three months ended September 30, 1996 resulted principally from a decrease in advertising costs compared to the same three month period in 1995. All advertising and marketing costs are expensed in the period incurred. The Company expects that, as a result of the implementation of its consumer wholesale strategy and its continued efforts to focus on businesses, its sales and marketing expenses will decrease as a percentage of revenue over time.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and occupancy costs for administrative, executive, accounting and finance personnel. General and administrative expenses were approximately $2.8 million (25.2% of revenue) during the three months ended September 30, 1995 and approximately $5.3 million (22.0% of revenue) during the three months ended September 30, 1996. General and administrative expenses were approximately $6.4 million (25.8% of revenue) during the nine months ended September 30, 1995 and approximately $15.0 million (24.4% of revenue) during the nine months ended September 30, 1996. The Company's general and administrative staff increased from 109 at September 30, 1995 to 120 persons at September 30, 1996. The Company may from time to time adjust its general and administrative function in response to current business developments.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists principally of expenses associated with the costs of hardware and buildout that support expansion and upgrade of the Company's POPs as well as the costs of other fixed assets, software costs and other intangible assets. Depreciation and amortization costs were approximately $4.9 million (44.1% of revenue) during the three months ended September 30, 1995 and approximately $8.4 million (34.7% of revenue) during the three months ended September 30, 1996. Depreciation and amortization costs were approximately $8.7 million (35.3% of revenue) during the nine months ended September 30, 1995 and approximately $21.6 million (35.1% of revenue) during the nine months ended September 30, 1996. A significant portion of these increases relates to the amortization of certain intangible assets recorded in connection with acquisitions completed in 1995. In addition, approximately $1.6 million of the amortization for the three and nine months ended September 30, 1996 relates to the accelerated amortization of software products near the end of their product life cycle. POP expansion and existing POP equipment upgrades as well as facility expansion required as a result of additional hiring in sales, marketing and administration also contributed to this increase. The Company anticipates that, based upon its present business plan, its depreciation and amortization expense will decrease due to the transfer of certain tangible and intangible assets to MindSpring which will be partially offset by increases in depreciation as the Company continues to incur capital expenditures associated with network infrastructure enhancements.

   INTEREST EXPENSE. Interest expense increased from approximately $0.5 million for the three months ended September 30, 1995 to approximately $1.4 million for the three months ended September 30, 1996. Interest expense increased from approximately $1.1 million during the nine months ended September 30, 1995 to approximately $3.7 million during the nine months ended September 30, 1996. The increase in interest expense for the three and nine months ended September 30, 1996 was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements. The Company may incur increased borrowings and capital lease obligations in the near term in connection with its network enhancements which would impact the amount of the Company's interest expense.

   INTEREST INCOME. Interest income increased from approximately $0.5 million for the three months ended September 30, 1995 to approximately $1.2 million for the three months ended September 30, 1996. Interest income increased from approximately $1.1 million during the nine months ended September 30, 1995 to approximately $3.3 million during the nine months ended September 30, 1996. The increase in interest income for the three and nine months ended September 30, 1996 was principally due to the investment of proceeds from the Company's public offering in December 1995. These proceeds are currently invested in short-term, investment grade, interest bearing securities.

   OTHER INCOME. Other income of approximately $2.9 million for the nine months ended September 30, 1996 relates to the recognition of realized gains on equity securities which were sold by the Company.

   NET LOSS. As a result of the factors discussed above, the Company's net loss was approximately $13.1 million and $12.5 million for the three months ended September 30, 1995 and 1996, respectively, and approximately $23.4 million and $38.3 million for the nine months ended September 30, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from financial institutions and other third parties and through the issuance of equity securities.

Cash flow used in operating activities was approximately $17.1 million and $28.4 million for the nine months ended September 30, 1995 and 1996, respectively. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Cash flow used in investing activities for the nine months ended September 30, 1995 and 1996 was approximately $19.0 million and $12.5 million, respectively. The expansion of the Company's network resulted in capital expenditures of approximately $28.7 million and $30.9 million for the nine months ended September 30, 1995 and 1996, respectively (which included capital expenditures financed under equipment financing agreements aggregating approximately $15.1 million and $30.4 million during such respective periods). Additionally, during the nine months ended September 30, 1996, the Company invested approximately $14.6 million in equity and debt securities with original maturities of greater than 90 days.

Cash flow provided by financing activities for the nine months ended September 30, 1995 was approximately $63.0 million while the cash flow used in financing activities for the nine months ended September 30, 1996 was approximately $16.1 million. The Company raised approximately $59.6 million of equity, net of expenses, in the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company made repayments aggregating $24.6 million on its financing facilities. Additionally, during the nine months ended September 30, 1996, the Company received proceeds from the issuance of $6.8 million of notes payable.

As of September 30, 1996, the Company had approximately $45.7 million of cash and cash equivalents, approximately $14.7 million of short-term investments and marketable securities and approximately $11.5 million available under financing facilities for the future financing of data communications equipment and other fixed assets, and a $5.0 million working capital facility, subject to availability under a borrowing base formula (at September 30, 1996 a maximum availability of approximately $4.1 million), under which $2.0 million was outstanding as of September 30, 1996. The Company's financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants and restrict the payment of dividends. As of September 30, 1996, the Company had commitments to certain telecommunications vendors totaling approximately $14.0 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities, and as of September 30, 1996, the Company was obligated to make future minimum lease payments of approximately $13.4 million on leases expiring in various years through 2005. In addition, with respect to its obligation to purchase an additional 10% interest in World Online B.V. ("World Online"), the Company may be required to pay cash (not to exceed $5.0 million) and/or contribute shares of PSINet common stock at the end of 1996. Additionally, under its agreement with Chatterjee Management Company, the Company expects to contribute up to $5.98 million in cash in exchange for its interest in the joint venture.

Based upon its present business plan, the Company believes that working capital, funds from operations, existing credit facilities and additional borrowings which the Company expects to be able to obtain when needed, will be sufficient to meet the presently anticipated working capital and capital expenditure requirements of its existing operations.

PART II. OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

               The following Exhibits are filed herewith:

               Exhibit 2     Joint Venture Agreement dated as of September 19,
                             1996 between the Company and Chatterjee Management Company *

               Exhibit 10.1   Registration Rights Agreement made as of September 19, 1996 by and between the Company and The Chatterjee Management Company

               Exhibit 10.2 Employment Agreement dated October 1, 1996 between the Company and Edward D. Postal

               Exhibit 10.3 Employment Agreement dated October 9, 1996 between the Company and Richard R. Frizalone

               Exhibit 10.4   Master Software/Equipment Lease Agreement dated as of
                              September 20, 1996 between the Company and LPI Software
                              Funding Group, Inc.

               Exhibit 10.5   Amendment No. 1 to Asset Purchase Agreement and Network
                              Services Agreement entered into as of June 28, 1996 by and between the Company and MindSpring Enterprises, Inc.

               Exhibit 10.6   Amended and Restated Convertible Note of MindSpring Enterprises,
                              Inc. in the principal amount of $2,000,000 due June 28, 1997

               Exhibit 10.7   Convertible Note of MindSpring Enterprises, Inc. in the principal amount of $9,929,000 due September 1, 1997

               Exhibit 10.8   Amendment No. 2 to Asset Purchase Agreement entered into as of
                              September 1, 1996 by and between the Company and MindSpring
                              Enterprises, Inc.

               Exhibit 11.1   Calculation of Loss per Share and Weighted Average Shares
                              Used in Calculation for the Three Months Ended September 30, 1996

               Exhibit 11.2   Calculation of Loss per Share and Weighted Average Shares
                              Used in Calculation for the Nine Months Ended September 30, 1996

               Exhibit 27     Financial Data Schedule **

               Exhibit 99.1   Risk Factors

               * This Exhibit has been filed in redacted form pursuant to a request for confidential treatment filed separately with the Commission pursuant to Rule 24b-2.

               ** Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

(b)            Reports on Form 8-K

               On October 30, 1996, the Company filed a Current Report on
               Form 8-K with the Securities and Exchange Commission dated September 19, 1996 stating, among other things, that it had entered into an agreement with Chatterjee Management Company (doing business as The Chatterjee Group), a Delaware corporation "Chatterjee"), pursuant to which the Company and an investment group led by Chatterjee would establish a joint venture to be known as PSINet Europe for the purpose of building an Internet network across Europe and providing Internet-related services in Europe.

                               PSINET INC.
                                FORM 10-Q
                            SEPTEMBER 30, 1996

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PSINet Inc.


November 14, 1996                By:  /s/ Harold S. Wills
-----------------                    ----------------------
      Date                           Harold S. Wills
                                     Executive Vice President, Chief Operating
                                     Officer and Director


November 14, 1996               By: /s/ Edward D. Postal
-----------------                  ----------------------
      Date                         Edward D. Postal
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Chief Accounting
                                   Officer)

                              EXHIBIT INDEX


Item 6 (a)      Exhibits:


Exhibit     Exhibit Name                                                      Location

2          Joint Venture Agreement dated as of September 19, 1996 between the Company and Chatterjee Management Company.....................

10.1       Registration Rights Agreement made as of September 19, 1996 by and between the Company and The Chatterjee Management
           Company...........................................................

10.2       Employment Agreement dated October 1, 1996 between the Company and Edward D. Postal...............................................

10.3       Employment Agreement dated October 1, 1996  between the Company and Richard R. Frizalone...........................................

10.4       Master Software/Equipment Lease Agreement dated as of
           September 20, 1996 between the Company and LPI Software Funding
           Group, Inc. .......................................................

10.5       Amendment No. 1 to Asset Purchase Agreement and Network Services
           Agreement entered into as of June 28, 1996 by and between the
           Company and MindSpring Enterprises, Inc. ..........................

10.6       Amended and Restated Convertible Note of MindSpring Enterprises,
           Inc. in the principal amount of $2,000,000 due June 28, 1997.......

10.7       Convertible Note of MindSpring Enterprises, Inc. in the principal amount of $9,929,000 due September 1, 1997.........................

10.8       Amendment No. 2 to Asset Purchase Agreement entered into as of September 1, 1996 by and between the Company and MindSpring
           Enterprises, Inc. .................................................

11.1       Calculation of Loss per Share and Weighted Average Shares Used
           in Calculation for the Three Months Ended September 30, 1996.......

11.2       Calculation of Loss per Share and Weighted Average Shares Used
           in Calculation for the Nine Months Ended September 30, 1996........

27         Financial Data Schedule............................................

99.1       Risk Factors........................................................
