Form 10-K
period 1996-12-31
PSINET INC
filed 1997-03-31
CIK 940716

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                of 1934 for the Fiscal Year Ended December 31, 1996

                                         or

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

Securities registered pursuant to Section 12(g) of the Act:      Common Stock, $.01 par value
                                                                 Preferred Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 1997, based upon the closing price of the Common Stock on the NASDAQ Stock Market for such date, was approximately $222,880,000.

The number of outstanding shares of the registrant's Common Stock as of March 24, 1997 was approximately 40,274,000 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference in Part II of this Annual Report on Form 10-K and portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997 and to be used in connection with the Annual Meeting of Shareholders expected to be held on May 10, 1997 are incorporated by reference in Part I and Part III of this Form 10-K. Only those portions of the Annual Report to Shareholders which are specifically incorporated by reference are deemed filed as part of this Annual Report on Form 10-K.

           The Index of Exhibits filed with this Report begins at page 42.
--------------------------------------------------------------------------------

                                     PSINET INC.



                                  TABLE OF CONTENTS




                                                                            Page
Part I                                                                      ----

  Item 1.   Business...........................................................2

  Item 2.   Properties........................................................28

  Item 3.   Legal Proceedings.................................................29

  Item 4.   Submission of Matters to a Vote of Security-Holders...............30

Part II

  Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................31

  Item 6.   Selected Financial Data...........................................32

  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................34

  Item 8.   Financial Statements and Supplementary Data.......................35

  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................35
Part III

  Item 10.  Directors and Executive Officers of the Registrant................36

  Item 11.  Executive Compensation............................................36

  Item 12.  Security Ownership of Certain Beneficial Owners and Management....36

  Item 13.  Certain Relationships and Related Transactions....................36

Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..37


Signatures ...................................................................41

Exhibit Index ................................................................42

                                        PART I


ITEM 1. BUSINESS

        CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH IN ITEM 7 OF THIS FORM 10-K, CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, CAREFULLY REVIEW THE DISCUSSION OF RISK FACTORS CONTAINED IN THIS ITEM 1, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN THE COMPANY'S PERIODIC REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC" OR "COMMISSION").

        CERTAIN TERMS USED HEREIN ARE DEFINED IN THE GLOSSARY BEGINNING ON PAGE 25.

INTRODUCTION

        PSINet Inc. ("PSINet" or the "Company") is a leading provider of Internet access, services and products. The Company offers, throughout the United States and internationally, a broad spectrum of Internet access services to corporate customers ranging from low-cost dial-up services to high performance continuous access services using dedicated high-speed telephone circuits, intranet networking services, Web site design and hosting services, Electronic Commerce ("eCommerce"), training and consulting services and Internet access security services. As of March 14, 1997, the Company's network offers reliable, high-speed access to the Internet from approximately 350 Points-of-Presence ("POPs") in the United States, Canada, Europe and Asia. In addition, the Company provides its customers with customer support 24 hours per day, seven days per week. The Company's customer base has grown rapidly to approximately 19,500 corporate customers at March 14, 1997.

        One of the Company's principal competitive strengths is its early design and deployment of an extensive, advanced frame relay network. Since commencing operations in 1989, the Company has undertaken a program of developing and expanding its network. PSINet's network, which the Company believes is currently one of the largest Internet access networks worldwide, is an advanced TCP/IP-based and ATM, ISDN and SMDS-compatible frame relay network.

        The Company's objective is to be the leading full service provider of Internet solutions to businesses worldwide. The key elements of the Company's business strategy are: (1) to provide high performance Internet services through a robust network; (2) to provide customer-driven, high-value service offerings to businesses; (3) to continue international expansion in support of customer needs; (4) to expand its customer base through focused marketing and active customer service; and (5) to accelerate growth and enhance service offerings through potential acquisitions, strategic alliances and business relationships.

        In 1996, the Company acted upon market pressures in the consumer dial-up Internet access business by altering its strategy to include providing wholesale access services to consumer-oriented Internet service providers ("ISPs") in the United States, rather than providing access services directly to consumers. Pursuant to network access agreements with these ISPs, the Company provides Internet connection services which allow their subscribers to connect to the Internet through PSINet's network POPs. The agreements require the other ISPs to pay specified fees to PSINet for using PSINet's network.

        In connection with the introduction of the Company's new consumer wholesale strategy, the Company restructured its operations and eliminated certain positions relating to these services. Additionally, the Company sold all of its consumer subscriber base and related support activities to a regional, consumer-oriented ISP. No significant restructuring charges were taken as a result of this new strategy implementation.

        Additionally, to further refine the Company's focus on corporate Internet services, in February 1997, the Company sold its software subsidiary. The Company believes that this divestiture will result in an improved business focus on its core corporate Internet service offerings.

        The Company was incorporated in New York in 1988. The mailing address of the Company's principal executive offices is 510 Huntmar Park Drive, Herndon, Virginia 20170, its telephone number at that address in (703) 904-4100 and its Internet address for shareholder information is investor-relations@psi.com. Unless the context otherwise requires, "PSINet" and the "Company" refer to PSINet Inc. and its subsidiaries.

Industry Overview

        Use of the Internet has grown rapidly since its commercialization in the early 1990s. Industry sources indicate that the number of Internet users has grown from approximately 21 million at the end of 1993 to approximately 90 million at the end of 1996 and further project that the number will exceed 120 million by the end of 1997.

        The Internet also has evolved dramatically over the last several years as a result of several trends affecting the computer and communications industries. These trends include the migration by organizations from proprietary mainframe environments to open systems and distributed computing, the emergence of low-cost, high-capacity telecommunications bandwidth, the increasing use of personal computers in the home, the growth of commercial on-line services, the growth of informational, entertainment and commercial applications, and the increase in the number and variety of services available on the Internet.

        Currently, the primary uses of the Internet include e-mail, Web browsing, eCommerce, file transfer, remote log-in, news, bulletin board and chat services and other on-line services.

        As the volume of information available on organizations' computer systems has increased and the use of data communications has grown as a preferred means of day-to-day communications, organizations increasingly seek a number of geographically dispersed access points to their own networks and to the networks of other organizations. In the business arena, the number of interconnections businesses desire to establish with networks, customers, suppliers and affiliates generally has made the development of proprietary access systems on a case-by-case basis costly and time consuming. As a result, organizations seek reliable, high-speed and cost-effective means of internetworking and increasingly rely on the Internet. As reliance on the Internet for the transmission of data, applications and electronic commerce continues to grow among organizations, the Company believes that these organizations will require reliable, geographically dispersed and competitively priced Internet access and services. In addition, as organizations seek to establish a presence on the Internet through Web sites, the Company believes they often seek Web design and hosting services in order to minimize costs and maintain the security of their corporate LANs. Moreover, as organizations seek to connect their LANs to the Internet, the Company believes that they will increasingly seek interactive connectivity and Internet access security solutions.

The PSINet Strategy

        PSINet's strategy is to offer geographically dispersed, reliable, competitively priced, high-speed Internet access to businesses of all sizes with varying needs. By offering Internet access options, and consulting and security services, PSINet seeks to provide comprehensive solutions to its customers' Internet needs. Key elements of the Company's strategy are summarized below:

   - Provide High Performance Internet Services through a Robust Network. The Company's control of its frame relay network and modems, switches and routing equipment enables the Company to offer highly flexible, reliable and high-speed services to its customers at a low cost to the Company. The Company believes that its network is well-suited to accommodate emerging interactive multimedia connectivity applications, which it expects will be increasingly demanded by Internet users, and allows the Company to provide other value-added services to its customers, such as the ability to prioritize bandwidth for selected applications. The Company reinforces the reliability and performance of its network through extensive testing, remote configuration and maintenance, and redundancy to reduce single points of failure. PSINet attempts to control costs by maintaining a scalable network, adopting cost-effective, advanced technologies, and controlling strategic assets, such as network hardware, while leasing competitively priced, commodity assets such as telecommunications bandwidth. In order to promote the rapid and cost-effective expansion of the network's geographic reach into new areas, the Company also has arrangements whereby its customers can access PSINet's network through already established communications networks allowing local access. By offering access services to corporate customers including consumer-oriented Internet service providers, the Company seeks to achieve efficiencies in the utilization of its network infrastructure with both day and evening use. The Company plans to continue to develop its network by installing additional high-speed dedicated data lines as customer-driven network demand dictates. The Company also plans to expand the capacity of existing POPs, as necessary, in order to allow more users to access the Company's systems through local telephone calls and further enhance PSINet's position as a leading Internet service provider.

   - Provide Customer-driven, High-value Service Offerings to Businesses. PSINet offers a broad range of Internet services at a variety of prices for businesses of all sizes and with varying Internet needs. The Company offers services ranging from, low-cost dial-up connections to high-speed continuous access. The Company offers a Web hosting service, PSIWeb, which enables customers to display advertising, product information, news announcements, and multimedia exhibits on the Web. Furthermore, PSIWeb enables corporate customers to electronically take orders for products and services with its eCommerce option. PSINet also offers Internet access security services for corporate customers which are designed to permit general access to public sections of a customer's network, such as Web servers, while permitting only authorized users access to the private sections of the customer's network. The Company also offers PSI IntraNet, a turnkey solution that enables private, high-speed continuous connection of an organization's multiple sites using the customer's dedicated circuits.

   - Continue International Expansion in Support of Customer Needs. Multinational and domestic companies around the world increasingly are exploring ways to leverage their existing technology investments in the international marketplace. As the Internet gains worldwide acceptance, PSINet is expanding its international presence to address the needs of these companies. As of March 14, 1997, PSINet had more than one out of every three of its POPs (approximately 128 POPs) located outside of the United States. In order to service corporate customers with international networking needs, PSINet plans to expand further internationally.

   - Expand Customer Base Through Focused Marketing and Active Customer Service. The Company has developed marketing strategies focused on the data communications needs of corporations using the Internet. The Company utilizes distinct advertising campaigns designed to increase brand awareness among, and to otherwise target, current and future corporate users of the Internet. The Company expects that it will continue to enhance separate distribution channels and customer service and support operations for its current and future customers. The Company has developed a sales and marketing staff to accommodate its expanded sales opportunities and focus.

   - Accelerate Growth and Enhance Service Offerings through Acquisitions, Strategic Alliances and Business Relationships. In order to expand its service offerings and its network, the Company seeks to form alliances with or acquire companies that provide products or services complementary to PSINet's existing business. Since its inception, the Company has pursued opportunities to work closely with leaders of related industries to develop hardware, software, services and systems that have been incorporated into the Company's service offerings. The Company actively seeks out new opportunities for developing business alliances that will improve PSINet's global network infrastructure and provide a more complete customer solution. The Company believes that, as the Internet service marketplace expands and matures, such transactions, alliances and relationships will be critical to maintaining a leadership position as a full service Internet access provider.

PSINet Services

        The Company offers a broad range of reliable and high-speed Internet access options and related services at a variety of prices designed to meet the needs of customers. The Company's Internet services are designed to meet the requirements of commercial, educational, governmental and other organizations that link their computers, LANs and information servers to, or otherwise seek to benefit from the use of, the Internet. Access options range from dial-up services to high-speed continuous access provided by dedicated circuits leased by the customer. The Company believes that its range of Internet services and price levels allow the Company to compete effectively in the Internet access market for corporate customers. The Company also offers Web site design and hosting services, intranet networking services, eCommerce, Internet access security services and other services.

Internet Services for Corporate Customers.   The Company's principal Internet
access services for corporate customers are:

   - InterFrame. InterFrame enables a direct, high-speed continuous connection of an organization's LAN to PSINet's network and the Internet using the customer's dedicated circuits at speeds from 56 Kbps to 3 Mbps. InterFrame makes use of frame relay technology to provide a number of features to accommodate varying levels of data throughput. The InterFrame service permits customers to prioritize bandwidth by type of application and can be tailored to a customer's needs by using options such as security filtering (firewalls) and security encryption. Current standard monthly service charges for this service range from $295 to $3,795 depending on the connection speed and service level offered.

   - InterMAN. InterMAN provides cost-effective, high-speed, continuous access to PSINet's network and to other networks in the same metropolitan area. In many metropolitan areas, PSINet has connected its network to the local SMDS and ATM Metropolitan Area Networks ("MANs") to provide local customers access at speeds ranging from 1.5 Mbps to 45 Mbps. Current standard monthly service charges for this service range from $1,200 to $12,000 depending on the connection speed of service offered.

   - LAN-on-Demand. LAN-on-Demand provides low-cost, customer-initiated TCP/IP connectivity and access to the Internet linking customers' LANs to PSINet's network through high-speed dial-up connections at speeds from 14.4 Kbps to 128 Kbps. LAN-Dial is an entry-level solution that provides access over ordinary analog phone lines, while LAN-ISDN offers full digital access via ISDN lines from the local phone company. Current standard monthly service charges for this service range from $145 to $295 depending on the service level offered.

   - PSI IntraNet. PSI IntraNet is a turnkey solution that enables private, high-speed continuous connection of an organization's multiple sites using the customer's dedicated circuits at speeds from 56 Kbps to 1.5 Mbps. Security policies regulate the flow of information between the customer's private intranet and the global
        Internet.   PSI IntraNet service provides full equipment configuration and management for the customers. Current standard monthly charges range from $475 to $2,750 per site depending on the service level offered.

PSINet Web Services.   The PSIWeb service is an Internet service through which
PSINet provides its customers with Web page design and hosting services. Catering to publishers, advertisers, retailers and other corporate customers, PSIWeb is a multimedia Web service that enables PSIWeb customers to establish and maintain an effective, continuous presence on the Internet.

   - PSIWeb. PSIWeb customers are able to offer interactive multimedia displays of advertising, product information, news announcements and software on the Web. PSIWeb is available to customers using shared servers connected at speeds of 1.5Mbps, 10 Mbps or 45 Mbps on PSINet's network, thereby allowing customers to select the price and performance characteristics to support their specific needs. Current standard monthly service charges for this service range from $99 to $3,099 depending on the disk storage space utilized and the speed of service offered.

   - PSIWeb WebStart. PSINet WebStart is PSINet's turnkey solution for corporate customers to establish their own presence on the Web. PSINet's HTML developers assist the customer in designing and publishing a Web page that suits the customer's needs. Charges for this service range from a basic charge of $750 to $1,250 depending on the number of Web pages developed and the development complexities.

   - PSIWeb eCommerce. PSIWeb eCommerce is an integrated electronic commerce solution for corporate customers, utilizing CyberCash payment services and Mercantec's SoftCart shopping cart software. The service offers a solution for incorporating an on-line "virtual storefront" within the customer's Web site. PSINet eCommerce enables the Company's customers to take orders over the Internet for products and services 24 hours a day without geographic and time zone restrictions. The current standard monthly service fees for PSINet eCommerce range from $95 to $195 in addition to the PSIWeb service fees, depending on services selected, plus 1% of the value of transactions processed.

PSINet  Security Services.   Companies doing business on the Internet continue
to be serious about their security needs. PSINet addresses the confidentiality and security concerns of its corporate customers by offering the following security services:

   - SecureEnterprise. SecureEnterprise is a managed security service for business customers connecting private networks to the Internet provided by the Company's Security Planning and Response Team ("SPART"). SecureEnterprise is an integrated security solution including security systems, security policy consulting, installation, and 24 hours a day , seven days per week remote monitoring, management and event log reporting by PSINet SPART. SPART manages and administers the customer's Internet security from firewall management and access control to management of encryption keys and security monitoring. A firewall router and an applications gateway firewall are installed at the customer's site and Access Control Cards are used for remote user authentication. SecureEnterprise also includes firewall penetration scans to periodically evaluate and improve the integrity of the security implementation. The initial set-up fee is $4,000 and the current standard monthly service charge for this service is $1,600.

   - RouteWaller. RouteWaller is a security option for smaller corporate customers or branch offices and utilizes a packet filtering firewall router as a perimeter defense and access control cards to limit the inbound and outbound access by creating customized individual user access profiles. RouteWaller also offers SPART Internet security policy consulting, monitoring, activity reporting, administration, and management services. The initial set-up fee is $195 and the current standard monthly service charge for this service is $250.

Value-added Services. The Company believes that continued development of productivity-enhancing services and products is an important strategy for PSINet to maintain a strong competitive position in the ISP marketplace. Recent PSINet offerings include:

   - PSINet InternetPaper. This service supports distribution of documents over the Internet from desktop PCs to fax machines worldwide. This service benefits the user by reducing transmission costs and fax hardware expenditures. PSINet InternetPaper enables document delivery to be more efficient and allows organizations to integrate fax communication into their information systems infrastructure. Current standard monthly service charges for this service range from $50 to $200 depending on the frequency of use of the service.

   - InterFrame FasTrack. PSINet offers an enhancement to its dedicated-access InterFrame service called InterFrame FasTrack. Presently, new InterFrame customers have to wait for the dedicated circuit to be activated by the local telephone company. This delay deprives the customer of access to the Internet. Through InterFrame FasTrack, PSINet offers these customers LAN-on-Demand service on an interim basis until the dedicated circuit for their InterFrame service is ready. Charges for this service range from a basic charge of $390 to $490 depending on the connection speed of service offered.

PSINet  Consumer Wholesale Services.   The Company contracts with numerous
consumer-oriented providers of Internet access services in the United States to provide their dial-up customers access to the Internet using PSINet's network. By offering access services to corporate customers, including other ISPs, the Company seeks to achieve efficiencies in the utilization of its network infrastructure over both daytime and evening hours.

PSINet's Network

        As of March 14, 1997, PSINet's network comprised approximately 350 POPs which provide customer access to the network in the United States, Canada, Europe and Asia. PSINet's network infrastructure enables customers to access the Internet through dedicated connections or by using a modem to call locally and connect to the nearest PSINet POP. Once the customer is connected, the traffic is routed through the network infrastructure to the desired Internet location, whether on PSINet's network or elsewhere on the Internet. The Company leases high-speed circuits to network its POPs together within PSINet's network. PSINet's network has the following features:

   - Scalable. PSINet's flexible network architecture utilizes advanced ATM, ISDN and SMDS-compatible frame relay equipment which allows PSINet's network to scale the number of POPs and the number of users accessing a POP. In addition, ATM compatibility allows PSINet's network to scale bandwidth needs as more customers begin deploying ATM on their LANs.

   - High-Speed, Low-Latency Network. The Company believes that its network architecture, which is comprised of a TCP/IP-based routed infrastructure built upon a redundant switching fabric, enables the Company to provide reliable, high-speed connections, to offer its customers the ability to dedicate bandwidth by type of application and to accommodate applications that require low-latency (fast response times).

   - Fault Tolerant. The Company's network utilizes multiple, redundant circuits to reduce the impact of single points of failure within the network, thereby enabling automatic rerouting of traffic and enhancing connection integrity. The Company employs frame relay based switching equipment which enables rerouting through the creation of permanent virtual circuits ("PVCs"). These switches also incorporate equipment-specific redundancies not achievable in traditional routing equipment. In addition, the Company has an uninterruptible power supply at each POP, limiting the impact on PSINet's network of local power outages.

   - Open Systems Based. PSINet's network is based on the open systems internetworking protocol standard TCP/IP. As new POPs are installed, the Company is able to employ a variety of equipment and technologies without impacting network interoperability. As a result, PSINet's network is designed to accommodate the continued rapid adoption of advanced, network and communications equipment.

   - Automated and Remote Capabilities. The Company is able to monitor the network remotely, perform network diagnostics and equipment surveillance and connect customers from its network operations center. Due to PSINet's network architecture, these tasks can be performed quickly regardless of POP location or degree of traffic congestion. This allows the Company to respond quickly to network problems without dispatching personnel and to control network management costs.

   - Congestion Control. The Company is able to monitor network bandwidth capacity and establish permanent virtual circuits when necessary or, in extreme cases, control bandwidth allocation to users. Through its remote monitoring ability, the Company is able to monitor each POP's physical dial-up capacity utilization and thereby anticipate needed additions to the network before capacity constraints arise.

Acquisitions and Strategic Alliances

        As the Company expands its service offerings and its network, the Company anticipates that it will continue to acquire assets and businesses of, or enter into strategic alliances or other business relationships with, companies providing services complementary to PSINet's existing business. The Company believes that, as the Internet industry expands and matures, the acquisition of such businesses will be important to maintaining a leadership position as a full service Internet service provider. The Company has historically sought acquisitions and strategic alliances in order to expand its services and increase its international presence.

        In September, 1996, the Company entered into an agreement with Chatterjee Management Company, an affiliate of Soros Fund Management, (doing business as The Chatterjee Group) ("Chatterjee") pursuant to which the Company and an investment group led by Chatterjee would establish a joint venture to be known as PSINet Europe for the purpose of building an Internet network across Europe and providing Internet-related services in Europe. The Company and Chatterjee are discussing a substantive amendment to this agreement which, if entered into, would likely result in a direct investment in PSINet by Chatterjee. There can be no assurance that the Company and Chatterjee will complete this transaction. In the event the Company and Chatterjee are unable to complete this transaction, the Company may, among other things, seek other strategic partners and/or alternative sources of financing in connection with its international expansion or defer more rapid network build-out in Europe.

        From time to time, the Company reviews its strategic alliances with other entities to determine whether the alliances continue to be consistent with the Company's overall business strategies and objectives. As a result of this review, the Company is in the process of negotiating changes in its arrangements with World Online B.V. which, if entered into, could result in a termination of certain of such arrangements, but is not expected to have a material adverse effect on the Company's business, results of operations and cash flows. There can be no assurance that the Company and World Online will effect any such changes.

See "Risk Factors - Risks Associated with Acquisitions and Strategic Alliances" in Part I, Item 1.

Business Relationships

        Since its inception, PSINet has pursued opportunities to work closely with leaders of related industries to develop hardware, software, services and systems which have been incorporated into the Company's service offerings and PSINet's network. For example, the Company has worked with Ascend Communications, Inc. ("Ascend") and Cascade Communications Corporation ("Cascade") to modify certain of their products to better accommodate Internet requirements. Other selected alliances include:

   - CyberCash. PSINet has formed an alliance with CyberCash, Inc. to provide PSIWeb customers a payment system for processing transactions electronically.

   - Mercantec, Inc. ("Mercantec"). PSINet has formed an alliance with Mercantec, Inc. to provide PSIWeb eCommerce customers Mercantec's SoftCart shopping cart software which offers a solution for incorporating an on-line "virtual storefront" within the customer's Web site

   - Mpath Interactive ("Mpath"). PSINet also has formed an alliance with Mpath to bring interactive applications to the Web through PSINet's network.

   - XLConnect Solutions, Inc. ("XLConnect"). The Company has entered into a "master reseller" contract with XLConnect whereby XLConnect recruits and provides direct sales support to resellers of PSINet's connectivity services. There are currently over 100 Value Added Resellers ("VAR") in the XLConnect VAR program.

The Company actively seeks new opportunities for business alliances that will improve PSINet's infrastructure, provide more complete customer solutions or provide access to alternative distribution channels. See "Risk Factors - Risks Associated with Acquisitions and Strategic Alliances" in Part 1, Item 1.

Sales and Marketing

        PSINet attempts to reach new customers through its direct sales staff as well as through a variety of distribution channels, including through value added reseller programs with distributors for the bundling, joint promotion and co-marketing of products. The Company also attempts to create brand awareness by participating in trade shows, such as Networld, Interop, InterNet World and COMDEX, advertising in trade journals and special-interest publications, such as Communications Week, Wired and Byte, and relationships with industry groups and the media. The Company uses direct mailings, telemarketing programs, Web marketing, co-marketing agreements and joint promotional efforts to reach new corporate customers. The Company attempts to retain its customers through active and responsive customer support as well as by continually offering new value-added services.

        The Company employs a variety of sales and marketing tactics and programs in addition to those discussed above in order to implement its sales and marketing strategy. The Company's internal sales staff initiates calls to and handles calls from prospective customers and follows up on leads generated by current service promotion packages, trade shows, magazine reader service surveys and from proprietary database searches specific to particular service promotions.

        As of March 14, 1997, the Company employed approximately 177 persons in its sales and marketing groups. The Company's domestic sales and marketing operations are principally conducted from its offices in Herndon, Virginia, while its international affiliates conduct sales and marketing operations in Toronto, Canada, Tokyo, Japan and Cambridge, U.K.

Customers

        The Company had, as of March 14, 1997, approximately 19,500 corporate customers. The Company's customers include businesses in the aerospace, finance, communications, computer data processing and related industries, governmental agencies and educational and research institutions as well as other ISPs pursuant to the Company's new consumer wholesale strategy.

Customer Administration, Network Operations and Field Service

        A high level of continuing service and support is critical to the Company's objective of developing long-term relationships with customers. Network operations personnel continuously monitor PSINet's network 24 hours per day, seven days per week. During 1996, the Company streamlined its customer service and support organizations by integrating a wide range of support functions including circuit ordering and installation, network integration, and customer billing into a unified team known as Customer Administration. Network operations can remotely service customer connections to PSINet's network. Field services personnel are dispatched in the event of an equipment failure that cannot be serviced remotely. As of March 14, 1997, the Company employed approximately 239 customer support, network operations and field services personnel.

The Company's customer support services are managed from its headquarters offices located in Herndon, Virginia, and its network operations center located in Troy, New York.

Competition

        The market for data communications services, including Internet access services, is highly competitive. The industry has relatively insignificant barriers to entry and numerous entities competing for the same customers. PSINet expects that competition will continue to intensify. The Company believes that the primary competitive factors for the provision of Internet services are quality of service, reliability, price, technical expertise, ease of use, variety of value-added services, quality and availability of customer support, experience of the supplier, geographic coverage and name recognition. PSINet's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

        The Company's current and prospective competitors generally may be divided into the following two groups: (1) other Internet access providers, such as Bolt, Beranek & Newman Inc., NETCOM On-Line Communications Services, Inc. ("NETCOM") and other national and regional providers; and (2) telecommunications companies, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), WorldCom, Inc. (through its mergers with MFS Communications Co., Inc. ("MFS") and UUNET Technologies, Inc. ("UUNET")), Sprint, Inc., regional Bell operating companies ("RBOCs") and various cable television companies. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to PSINet. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can PSINet. In addition, the ability of some of the Company's competitors to bundle other services and products with Internet access services could place PSINet at a marketing or competitive disadvantage. See "Risk Factors - Competition" in
Part 1, Item 1.

Proprietary Rights

        The Company's success and ability to compete is dependent in part upon its technology and proprietary rights, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.
The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. See
"Risk Factors - Dependence on Technology; Proprietary Rights" in Part 1, Item 1.

Regulatory Matters

        The 1996 Federal telecommunications legislation imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Federal telecommunications legislation also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control (including transmission, downloading, intermediate storage, access software and other incidental capabilities) are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions is being challenged in the U.S. Supreme Court, and the interpretation and enforcement of them is uncertain. This legislation may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurance that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the World Wide Web. See "Risk Factors - Government Regulatory Risks" in Part 1, Item 1.

Employees

        As of March 14, 1997, the Company had approximately 515 full-time employees, including approximately 239 in technical and operational positions, 177 in sales and marketing and 99 in administration. PSINet believes that its relations with its employees are good. None of PSINet's employees are represented by a labor union or covered by a collective bargaining agreement and PSINet has never experienced a work stoppage.

Executive Officers of the Company


         Name        Age                        Title
         ----        ---                        -----
William L. Schrader   45       Chairman of the Board of Directors, President
                               and Chief Executive Officer (Founder)

Harold S. Wills       55       Executive Vice President, Chief Operating
                               Officer, and Director

David N. Kunkel       53       Senior Vice President, General Counsel,
                               Secretary and Director

Edward D. Postal      41       Vice President and Chief Financial Officer

Mitchell Levinn       37       Vice President, Network Operations

Mary-Ann Carolan      36       Vice President, Customer Administration

Richard R.Frizalone   39       Vice President, Corporate Sales

James R. Davin        40       Vice President and Chief Technical Officer

Mark S. Fedor         33       Vice President, Engineering

David L. Hudson       55       Vice President, Business and Product Development

Additional information regarding the Company's Executive Officers is incorporated by reference to "Executive Officers" in the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.

RISK FACTORS

    In addition to the other information in this Annual Report, the following Risk Factors should be considered in evaluating the Company and its business.

Limited History of Operations; Operating Deficit; Continuing Losses; Potential Fluctuations in Operating Results

    The Company began offering its services in 1990. Although the Company has experienced revenue growth on an annual basis with revenue increasing from $15.2 million in 1994 to $38.7 million in 1995 to $84.4 million in 1996, it has incurred losses and experienced negative EBITDA (as defined in footnote 4 of Part II, Item 6 "Selected Financial Data")during each of its last three fiscal years. The Company has incurred losses of approximately $5.3 million, $53.2 million and $55.1 million and has incurred negative EBITDA of approximately $1.5 million, $27.9 million and $28.0 million for each of the years ended December 31, 1994, 1995 and 1996, respectively. At December 31, 1996, the Company had a retained deficit of $116.6 million. Although the Company presently projects that it will achieve positive EBITDA sometime during the second quarter of 1997 and will be profitable by the first quarter of 1998 or prior thereto, there can be no assurance that revenue growth will continue or that the Company will achieve profitability or positive EBITDA in the future. The Company expects to focus in the near term on continuing to increase its corporate customer base and expanding its consumer wholesaling strategy which will require it to continue to incur expenses for marketing, network infrastructure, personnel and the development of new services and software, and thereby may adversely impact cash flow and operating performance. The Company also plans to continue to enhance PSINet's network and the administrative and operational infrastructure necessary to support its Internet access service domestically and internationally.

    The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the Internet access industry, user demand for the Internet, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of channels through which those services are sold, pricing changes and new product introductions by the Company and its competitors and delays in obtaining sole or limited source equipment. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions that could have a material adverse effect on the Company's business, results of operations and cash flow.

Competition

    The market for data communications services, including Internet access services, is highly competitive. The industry has relatively insignificant barriers to entry and numerous entities competing for the same customers. PSINet expects that competition will continue to intensify. The Company believes that the primary competitive factors for the provision of Internet services are quality of service, reliability, price, technical expertise, ease of use, variety of value-added services, quality and availability of customer support, experience of the supplier, geographic coverage and name recognition. PSINet's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

    Many of the Company's competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to PSINet. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can PSINet. In addition, the ability of some of the Company's competitors to bundle other services and products with Internet access services could place PSINet at a competitive disadvantage.

    The 1996 Federal telecommunications legislation contains certain provisions lifting, or establishing procedures for lifting, restrictions on RBOCs and other companies which may permit them to engage directly in the Internet access business and allows the RBOCs to provide electronic publishing of information and databases. In addition, this legislation makes it easier for national long distance carriers such as AT&T to offer local telephone service. The Company cannot predict the extent to which this legislation may result in additional competitive pressures on the Company or have a material adverse effect on the Company's business, results of operations and financial condition.

    PSINet believes that competition will intensify as new competitors, including large computer hardware, software, media and other technology and telecommunications companies, enter the Internet services market and as existing competitors form alliances with or acquire other companies. The 1996 mergers of UUNET with MFS and of MFS with WorldCom, Inc., for example, may create the potential for network expense reductions which could result in a competitive advantage for the combined entity. Such acquisitions, alliances and expanded service offerings may permit the Company's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services.

    As PSINet continues to expand its operations outside the United States, it will encounter new competitors and competitive environments. In some cases, the Company will be forced to compete with and buy services from government owned or subsidized telecommunications providers, some of which may enjoy a monopoly on telecommunications services essential to the Company's business. There can be no assurance that the Company will be able to purchase such services at a reasonable price or at all. In addition to the risks associated with the Company's previously described competitors, foreign competitors may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. There can be no assurance that the Company can obtain similar levels of local knowledge, and failure to obtain that knowledge could place the Company at a significant competitive disadvantage.

    As a result of industry competition, the Company expects to encounter pricing pressure, which in turn could result in reductions in the average selling price of the Company's services. For example, certain of the Company's competitors which are telecommunications companies, including AT&T and MCI, may be able to provide customers with reduced or free communications costs in connection with their Internet access services or offer Internet access as a standard component of their overall service package, thereby increasing price pressure on

PSINet. The Company has in the past reduced prices on certain of its Internet access options and may continue to do so in the future. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. PSINet is not able presently to predict the impact which future growth in the Internet access and on-line services businesses will have upon competition in the industry. Increased price or other competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

Recent Entry Into Consumer Wholesaling Business

    In response to competitive considerations in the market for individual customers, the Company has determined to focus its efforts in this market on the high-end business user and has altered its strategy to include the provision of wholesale services to consumer-oriented Internet service providers in the United States, rather than providing the consumer services directly. There can be no assurance that the Company's new strategy will be successful.

Risks of Growth and Expansion

    The Company had expanded its network to approximately 350 POPs as of December 31, 1996 and plans to continue to expand the capacity of existing POPs as customer-driven demand dictates during 1997. The Company's rapid growth has placed, and in the future may continue to place, a significant strain on the Company's administrative, operational and financial resources and has increased demands on its systems and controls. The Company anticipates that its consumer wholesale service, as well as other business growth, may require continued enhancements to and expansion of its network. Competition for qualified personnel in the internetworking industry is intense and there are a limited number of persons with knowledge of and experience in the Internet service industry. The process of locating, training and successfully integrating qualified personnel into the Company's operations is often lengthy and expensive. There can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. In addition, there can be no assurance that the Company's existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth. The inability to continue to upgrade the networking systems or the operating and financial control systems, the inability to recruit and hire necessary personnel, the inability to successfully integrate new personnel into the Company's operations, the inability to manage its growth effectively or the emergence of unexpected expansion difficulties could adversely affect the Company's business, results of operations and financial condition.

Need for Additional Capital to Finance Growth and Capital Requirements

    The Company expects to continue to enhance its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. As of December 31, 1996, the Company's network comprised approximately 350 POPs. Based upon its present business plan, the Company believes that working capital, funds from operations, existing credit facilities and additional borrowings which the Company expects to be able to obtain when needed, will be sufficient to meet presently anticipated working capital and capital expenditure requirements. The Company may seek to raise additional funds in order to take advantage of unanticipated opportunities, more rapid international expansion or acquisitions of complementary businesses, or to develop new products or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise such funds on favorable terms. In the event that the Company is unable to obtain such additional funds on acceptable terms, the Company may determine not to enter into various expansion opportunities.

Risks Associated with International Expansion

    A component of the Company's strategy is its planned expansion into international markets. To date, the Company has only limited experience in providing international Internet service. There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, expropriation, nationalization, war, insurrection and other political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. The Company may need to enter into additional joint ventures or other strategic relationships with one or more third parties in order to successfully conduct its foreign operations. There can be no assurance that such factors will not have an adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated With Acquisitions and Strategic Alliances

    As part of its business strategy, the Company expects to seek to develop strategic alliances both domestically and internationally and/or to acquire assets and businesses principally relating to or complementary to its current operations. Any such future strategic alliances or acquisitions would be accompanied by the risks commonly encountered in strategic alliances with or acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of licensed or acquired technology and rights into the Company's service offerings, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management. There can be no assurance that the

Company would be successful in overcoming these risks or any other problems encountered in connection with such strategic alliances or acquisitions.

    In addition, if the Company were to proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. If the Company were to consummate one or more significant acquisitions or strategic alliances in which the consideration consists of stock, shareholders of the Company could suffer a significant dilution of their interests in the Company. See "Business - Acquisitions and Strategic Alliances" in Part 1, Item 1. Many of the businesses that might become attractive acquisition candidates for the Company may have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in increases in the Company's amortization expenses and the length of time over which they are reported. In connection with acquisitions, the Company could incur substantial expenses, including the expenses of integrating the business of the acquired company or the strategic alliance with the Company's business. Such expenses, in addition to the financial impact of such acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results.

Dependence on Key Personnel

    The Company's success depends to a significant degree upon the continued contributions of its senior management team and technical, marketing and sales personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for qualified employees and personnel in the internetworking industry is intense and there are a limited number of persons with knowledge of and experience in the Internet service industry. The Company's success also will depend on its ability to attract and retain qualified management, marketing, technical and sales executives and personnel. The process of locating such personnel with the combination of skills and attributes required to carry out the Company's strategies is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, product development efforts and ability to expand its network infrastructure. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Liability for Information Disseminated through Network; Pending and Threatened Litigation

    The law relating to the liability of on-line services companies and Internet access providers for information carried on or disseminated through their systems is currently unsettled in the United States. Several private lawsuits seeking to impose such liability upon on-line services companies and Internet access providers are currently pending. In addition, recently enacted Federal legislation prohibits and imposed liability for the transmission on the Internet of certain types of information and content. In one case brought against an Internet access provider, Religious Technology Center v. Netcom On-Line Communications Services, Inc., a Federal district court ruled that under certain circumstances Internet access providers could be held liable for copyright infringement. The imposition upon the Company and other Internet access providers or Web hosting sites of potential liability for information carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial capital and other resources, or to discontinue certain product or service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of the Internet.

    The Company carries errors and omissions insurance with a basic policy limitation of $2.0 million, subject to deductibles, exclusions and self-insurance retention amounts. Such coverage may not be adequate or available to compensate the Company for all liability that may be imposed. The imposition of liability in excess of, or the unavailability of, such coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

    The law relating to the regulation and liability of on-line services and Internet access providers in relation to information carried or disseminated also is undergoing a process of development in other countries. Decisions regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services, including the Company.

Risks Associated with Financing Arrangements

    The Company's financing arrangements are secured by substantially all of the Company's assets and stock of certain subsidiaries of the Company and require the Company to satisfy certain financial covenants and restrict the payment of dividends. The Company's secured lenders would be entitled to foreclose upon those assets in the event of a default under the financing arrangements and to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the Company's shareholders in the event that the Company is liquidated. In addition, the collateral security arrangements under the Company's existing financing arrangements may adversely affect the Company's ability to obtain additional borrowings.

Government Regulatory Risks

    The 1996 Federal telecommunications legislation imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Federal telecommunications legislation also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control (including transmission, downloading, intermediate storage, access software and other incidental capabilities) are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions is being challenged in the U.S. Supreme Court, and the interpretation and enforcement of them is uncertain. This legislation may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurance that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the World Wide Web.

    The 1996 Federal telecommunications legislation also contains certain provisions lifting, or establishing procedures for lifting, restrictions on RBOCs and other companies that may permit them to engage directly in the Internet access business and allows the RBOCs to provide electronic publishing of information and databases. Competition from these companies could have an adverse effect on the Company's business, results of operations and financial condition.

   The Company provides Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. The Company presently is considered an enhanced services provider and, therefore, is not currently subject to direct regulation or access charges imposed by the Federal Communications Commission (the "FCC") or any other agency, other than regulations applicable to businesses generally. The Company could become subject in the future to access charges and FCC regulation and/or regulation by other regulatory commissions as a provider of basic telecommunications services. The FCC recently issued a Notice of Inquiry in which it seeks comment on whether it should distinguish between different categories of enhanced services, and announced that it will address issues about the continued viability of its current regulatory division between basic and enhanced services in a future proceeding. If the FCC determines that such a distinction is appropriate, this could result in increased costs being imposed upon the Company.

Risk of System Failure or Shutdown

    The success of the Company is dependent upon its ability to deliver reliable, high-speed access to the Internet. The Company's network, as is also the case with other networks providing similar service, is vulnerable to damage or cessation of operations from fire, earthquakes, severe storms, power loss, telecommunications failures and similar events, especially if such an events occur within a high traffic location of the network. The Company is also dependent upon the ability of its telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. While the Company's network has been designed with redundant circuits among POPs to allow traffic rerouting, lab and field testing is performed before integrating new and emerging technology into the network, and the Company engages in capacity planning, there can be no assurance that the Company will not experience failures or shutdowns relating to individual POPs or even catastrophic failure of the entire network. The Company carries property, POP equipment and business interruption insurance with basic policy limitations of $4.0 million, $5.0 million and $5.0 million, respectively, subject to deductibles, exclusions and self-insurance retention amounts. Such coverage may not be adequate or available to compensate the Company for all losses that may occur. In addition, the Company attempts to limit its liability to customers arising out of network failures through contractual provisions disclaiming all such liability and, in respect of certain services, limiting liability to a usage credit based upon the amount of time that the system was not operational. There can be no assurance that such limitations will be enforceable. In any event, significant or prolonged system failures or shutdowns could damage the reputation of the Company and result in the loss of customers.

New and Uncertain Market

    Substantially all of the Company's revenue to date has been, and for the foreseeable future will be, derived from the sale of its Internet access, services and products. The Company's success will depend upon the development and expansion of the market for Internet access services and products and the networks which comprise the Internet. The market for Internet services has only recently developed and has been accompanied by increased press coverage concerning the scope and nature of the information and services available on, and potential uses of, the Internet. Certain critical issues presently surrounding commercial use of the Internet, including security, reliability, ease and cost of access, and quality of service, remain unresolved and may adversely impact the growth of Internet use. If the Internet access market fails to grow, grows more slowly than anticipated or becomes saturated with competitors, the Company's business, financial condition and results of operations would be materially adversely affected.

Network Security Risks; Risks Associated with Providing Security Services

    Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers, which may deter potential customers and adversely affect existing customer relationships. Persistent security problems continue to plague public and private data networks. Break-ins have reportedly reached computers connected to the Internet at General Electric Co., Sprint and IBM as well as the computer systems of NETCOM, Netscape and the San Diego
Supercomputer Center.   Addressing problems caused by computer viruses,
break-ins or other problems caused by third parties could have a material adverse effect on the Company.

    The security services offered by the Company for use in connection with its customers' networks also cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although the Company attempts to limit contractually its liability in such instances, the occurrence of such problems may result in claims against or liability on the part of the Company. Such claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business or reputation or on its ability to attract and retain customers for its products. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and the Company's customer base and revenues.

Dependence on Suppliers

    The Company has few long term-contracts with its suppliers. The Company is dependent on third party suppliers for its leased-line connections, or bandwidth. Certain of these suppliers are or may become competitors of the Company, and such suppliers are not subject to any restrictions upon their ability to compete with the Company. To the extent that these suppliers change their pricing structures, the Company may be adversely affected. Moreover, the Company is dependent on certain third party suppliers of hardware components. Although the Company attempts to maintain a minimum of two vendors for each required product, certain components used by the Company in providing its networking services are currently acquired or available from only one source.

    The Company has from time to time experienced delays in the receipt of certain hardware components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect the Company. The Company's remedies against suppliers who fail to deliver products on a timely basis are limited by contractual liability limitations contained in supply agreements and purchase orders and, in many cases, by practical considerations relating to the Company's desire to maintain good relationships with the suppliers. As the Company's suppliers revise and upgrade their equipment technology, the Company may encounter difficulties in integrating the new technology into the Company's network.

    Certain of the vendors from whom the Company purchases telecommunications bandwidth, including the RBOCs and other local exchange carriers ("LECs"), currently are subject to tariff controls and other price constraints which in the future may be changed. In addition, newly enacted legislation will produce changes in the market for telecommunications services. These changes may affect the prices charged by the RBOCs and other LECs to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is subject to the effects of other potential regulatory actions which, if taken, could increase the cost of the Company's telecommunications bandwidth through, for example, the imposition of access charges.

Risks of Technology Trends and Evolving Industry Standards

    PSINet's success will depend upon its ability to develop new products and provide new services that meet customers' changing requirements. The market for Internet access is characterized by rapidly changing technology, evolving industry standards, emerging competition, changes in customer needs and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to effectively use leading technologies, to continue to develop its technical expertise, to enhance its current services, to develop new services that meet changing customer needs, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, developing new services or enhancing its existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. There can be no assurance that the Company will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, there can be no assurance that services or technologies developed by others will not render the Company's services or technology uncompetitive or obsolete.

Dependence on Technology; Proprietary Rights

    The Company's success and ability to compete is dependent in part upon its technology and proprietary rights, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. It may be possible for a third party to copy or otherwise obtain and use PSINet's products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures are adequate to protect PSINet's proprietary technology. In addition, PSINet's products may be licensed or otherwise utilized in foreign countries where laws may not protect PSINet's proprietary rights to the same extent as do laws in the United States. It is the Company's policy to require employees and consultants and, when obtainable, suppliers to execute confidentiality agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. While the Company does not believe that it has infringed the proprietary rights of other parties, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

Potential Volatility of Stock Price

    The market price and trading volume of the Company's Common Stock has been and may continue to be highly volatile. Factors such as variations in the Company's revenue, earnings and cash flow and announcements of new service offerings, technological innovations or price reductions by the Company, its competitors or providers of alternative services could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected technology based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations have adversely affected and may continue to adversely affect the market price of the Common Stock.

                                       GLOSSARY


ATM.......................Asynchronous Transfer Mode. An information transfer standard that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard fifty-three byte-long packet or cell. The ATM format can be used by many different information systems, including LANs, to deliver traffic at varying rates, permitting a mix of data, voice and video.

Backbone..................A centralized high-speed network that connects smaller, independent networks.

Bandwidth.................The number of bits of information which can move over a communications medium in a given amount of time.

Dedicated circuits........Telecommunications lines dedicated or reserved for use by particular customers along predetermined routes.

Electronic mail or e-mail.An application that allows a user to send or receive text messages to or from any other user with an Internet address, commonly termed an e-mail address.

Firewall..................A gateway between two networks that buffers and screens all information, and prevents unauthorized traffic, passing between such networks.

Frame relay...............A data communication technology which is sometimes used to provide higher speed (above 56Kbps and less than 1.5Mbps) for Internet connections. Its usual application is in connecting work groups rather than individuals.

Graphical user interface..A means of communicating with a computer by manipulating icons and windows rather than using text commands.

Internet..................An open global network of interconnected commercial, educational and governmental computer networks which utilize a common communications protocol, TCP/IP.

Internetworking...........The process of communicating between and among networks.

ISDN......................Integrated Services Digital Network. A digital network that combines voice and digital network services through a single medium, making it possible to offer customers digital data services as well as voice services over dial-up connections.

Kbps......................Kilobits per second. A measure of digital information transmission rates. One kilobit equals 1,000 bits of digital information. Normally, 10 bits are used for each alpha-numeric character.

LAN.......................Local Area Network. A data communications network designed to interconnect personal computers, workstations, minicomputers, file servers and other communications and computing devices within a localized environment.

Mbps......................Megabits per second. A measure of digital information transmission rates. One megabit equals 1,000 kilobits.

Modem.....................A piece of equipment that connects a computer to an analog data transmission line (typically a telephone line).

On-line services..........Commercial information services that offer a computer user access through a modem to a specified slate of information, entertainment and communications menus.

Open systems..............A networking system which is based upon non-proprietary protocols (i.e., protocols which are in the public domain).

POPs......................Points-of-Presence.  Geographic areas within which a communications network allows local access.

Protocol..................A formal description of message formats and the rules two or more machines must follow in order to communicate.

Router....................A device that receives and transmits data packets between segments in a network or different networks.

Server....................Software that allows a computer to offer a service to another computer. Other computers contact the server program by means of matching client software. The term also refers to the computer on which server software runs.

SMDS......................Switched Multimegabit Data Service. A public packet-switching service offered by telephone companies in many major metropolitan areas.

Switching system..........A system which uses devices that rapidly open or close circuits or select the paths or circuits to be used for transmission of information.

TCP/IP....................Transmission Control Protocol/Internet Protocol. A
                          set of open communications protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

T1........................A data communications line capable of transmission speeds of 1.54 Mbps.

T3........................A data communications line capable of transmission speeds of 45 Mbps.

Windows...................A computer basic application system developed by
                          Microsoft Corp. that provides a graphical user interface and multitasking capabilities.

World Wide Web or Web.....A network of computer servers that uses a special communications protocol to link different servers throughout the Internet and permits communication of graphics, video and sound through a rich graphical user interface.

Item 2. PROPERTIES

    The Company's principal administrative, operational and marketing and sales facilities total approximately 61,790 square feet and are located in an office park in Herndon, Virginia. The Company occupies 26,286 square feet of this space under a lease which expires in September 2003, subject to a five-year renewal option. An additional 9,804 square feet is occupied pursuant to a lease which expires in May 1997, subject to a three-year extension option. Additionally, 14,200 square feet is occupied pursuant to a lease which expires in February 1999 and the remaining 11,500 square feet are occupied pursuant to a sublease which expires in October 2003. In addition, the Company also leases approximately 19,406 square feet of office space for its network operations center in Troy, New York. The Company leases regional sales and field support offices in Santa Clara, California, El Segundo, California, Orlando, Florida Chicago, Illinois, Cambridge, Massachusetts, New York City, Columbus, Ohio, Dallas, Texas, Tokyo, Japan, Toronto, Ontario and Cambridge, England. The Company leases or is otherwise provided with the right to utilize space in various geographic locations to provide an operational facility for certain of its POPs.

Item 3. LEGAL PROCEEDINGS

    From time to time, the Company has been threatened with or named as a defendant in lawsuits and administrative claims. Certain of such lawsuits and threatened litigation relate to relatively novel or unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See "Risk Factors - Potential Liability for Information Disseminated through Network; Pending and Threatened Litigation" in Part I, Item 1.

    The Company from time to time receives communications from third parties asserting breach of agreements, alleged infringement of patents, trademarks and service marks of others and other claims. Although there is currently no material litigation arising out of any alleged breach of agreement or out of any alleged infringement of patents, trademarks or service marks, there can be no assurance that litigation will not be commenced regarding these or other matters.

    The Company is not involved in any legal matters which the Company believes would, if adversely determined, have a material adverse effect upon its business or results of operations. There can be no assurance whether these matters will be determined in a manner which is favorable to the Company or, if adversely determined, whether such determination would have a material adverse effect upon the Company's business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Prior to the initial public offering of the Company's Common Stock on May 1, 1995, there was no established trading market for the Common Stock. The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "PSIX" since its initial public offering of Common Stock on May 1, 1995. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported during each quarterly period in 1995 and 1996 on the NASDAQ National Market. The prices do not include retail mark ups, mark downs or commissions.


1995                                      High            Low
----                                      ----            ---
Second Quarter (from May 1, 1995)......  $15 5/8        $12
Third Quarter..........................  $25 1/4        $15 1/4
Fourth Quarter.........................  $28 1/2        $13 3/4

1996                                      High            Low
----                                      ----            ---
First Quarter..........................  $22 3/8         $9 1/8
Second Quarter.........................  $18 1/2         $7 3/8
Third Quarter..........................  $12 5/8         $8 3/8
Fourth Quarter.........................  $14             $8 1/2


   The last reported sale price of the Company's Common Stock on the NASDAQ National Market on March 14, 1997 was $8 per share. There were approximately 801 holders of record of the Common Stock as of March 14, 1997.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, under the terms of the Company's existing credit facilities, the payment of dividends is restricted. See Note 5 of the Notes to Consolidated Financial Statements incorporated by reference in Part II,
Item 8.

RECENT SALES OF UNRESTRICTED SECURITIES

    On January 25, 1996, the Company issued, as a deposit in escrow, 32,368 shares of the Company's Common Stock as additional security for the Company's obligation under an agreement with World Online B.V. to purchase an additional 10% of the outstanding Common Stock of World Online B.V. The securities issued in this transaction were exempt from registration under the Securities Act of 1993, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. In such transaction, the acquirer of the shares had adequate access to information about the Company, and appropriate legends regarding the restricted nature of such securities were affixed to the certificate representing such securities.

Item 6. SELECTED FINANCIAL DATA

    The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference in Part II, Item 8 and Item 7, respectively. The statement of operations and balance sheet data have been derived from the Company's consolidated financial statements audited by Price Waterhouse LLP. Consolidated balance sheets at December 31, 1995 and 1996 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1996 and the notes thereto are incorporated by reference in Part II, Item 8 of this Form 10-K.

                  Summary Consolidated Financial and Operating Data
                 (In thousands, except per share and operating data)


                                                              Year Ended December 31,
                                             -------------------------------------------------------
                                                  1992      1993        1994      1995      1996
                                                  ----      ----        ----      ----      ----
Statement of
Operations Data:

Revenue                                       $  6,442  $  8,665    $ 15,214  $ 38,722  $ 84,351
Other income, net (1)                                -         -           -         -     5,417
Income (loss) from operations                      819    (1,885)     (4,662)  (52,617)  (55,081)
Income (loss) before income taxes and
   extraordinary item (2)                          689    (2,159)     (5,342)  (53,160)  (55,256)
Net income (loss)                                  430    (1,913)     (5,342)  (53,160)  (55,097)
Pro forma loss per share and loss per
   share (3)                                                            (.26)    (1.78)    (1.40)
Shares used in computing pro forma
loss per share and loss per share (3)                                 20,395    29,832    39,378

Other Financial Data:
Net cash provided by (used in) operations        1,721      (209)     (1,097)  (30,093)  (32,543)
EBITDA  (4)                                      1,752      (166)     (1,479)  (27,901)  (28,046)


                                                                December 31,
                                             -------------------------------------------------------
                                                  1992      1993        1994      1995      1996
                                                  ----      ----        ----      ----      ----
Balance Sheet Data:
Cash and short-term investments               $    240  $  1,865    $  3,358  $102,710  $ 57,344
Working capital                                   (680)      136      (1,554)   83,627    23,186
Property and equipment, net                      2,957     8,415      10,528    51,355    72,061
Total assets                                     4,291    13,821      17,055   201,830   177,112
Lines of credit and current portion of
long-term debt and capital lease
obligations                                        701     2,540       3,369    16,643    26,915
Long-term debt and capital lease
obligations, less current portion                  599     3,581       4,397    24,130    26,938
Redeemable common and preferred stock              773     6,725      13,617         -         -
Shareholders' equity (deficit)                   1,124    (1,427)     (8,283)  143,230    89,783


                                                               December 31,
                                             -------------------------------------------------------
                                                  1992      1993        1994      1995      1996
                                                  ----      ----        ----      ----      ----
End of Period
Operating Data:

Number of POPs                                      38        68          82       241       350
Number of corporate customers                    1,980     2,830       4,220     8,200    17,800


(1) Represents the consideration received, net of related asset costs and transfer expenses relating to the sale of the Company's consumer dial-up Internet access subscribers and related tangible and intangible assets.

(2) For the year ended December 31, 1992, the Company recognized extraordinary benefits of $21,000 resulting from the utilization of operating loss carryforwards to offset income taxes.

(3) For a description of the computation of pro forma loss per share and loss per share and shares used in computing pro forma loss per share and loss per share, see Note 1 of the Notes to Consolidated Financial Statements.

(4) Represents earnings (loss) before depreciation and amortization, interest income and expense, income tax expense (benefit), extraordinary items and equity in loss of affiliate and, in 1995, intangible asset write-down. The Company has included information concerning EBITDA because it understands that such information is used in the Internet services industry as one measure of an entity's operating performance and historical ability to service debt. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by Item 7 is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 18-23 of the Company's 1996 Annual Report to Shareholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements, together with the report of Price Waterhouse LLP dated February 7, 1997, except as to the last two paragraphs of
Note 12, which are as of February 14, 1997, appearing on pages 24 to 40 and the quarterly results (unaudited) appearing on page 22 of the Company's 1996 Annual Report to Shareholders are incorporated by reference and filed as Exhibit 13 to this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after December 31, 1996.

Item 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The information required by Item 12 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1996.

                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS ON FORM 8-K

Documents filed as a part of this report.

    1.   Financial Statements

    The following consolidated financial statements of PSINet Inc. and related notes, together with the report thereon of Price Waterhouse LLP, the Company's independent accountants, are set forth herein as indicated below.
                                                                            Page

Report of Independent Accountants on Consolidated Financial Statements...... *

Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996... *

Consolidated Statements of Operations For the Three Years Ended December
  31, 1996.................................................................. *

Consolidated Statements of Cash Flows For the Three Years Ended December
  31, 1996.................................................................. *

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  For the Three Years Ended December 31, 1996............................... *

Notes to Consolidated Financial Statements.................................. *

_______________________________

 * Incorporated by reference to the Company's 1996 Annual Report to Shareholders. See Part II, Item 8 of this Annual Report on Form 10-K.

No financial statements have been filed with this Form 10-K other than those incorporated by reference in Part II, Item 8.

    2.   Financial Statement Schedules

Included in Part IV of this Form 10-K are the following:

Report of Independent Accountants on Financial Statement Schedule........... 39

Financial Statement Schedule For the Three Years Ended December 31, 1996:

         II - Valuation Accounts and Reserves............................... 40

_______________________________

    All other schedules have been omitted either because they are not required or applicable or because the required information is included in the consolidated financial statements or the notes thereto referred to above.

    3.   Exhibits

         See Index to Exhibits on page 42.

b.  Reports on Form 8-K.

    On March 3, 1997, the Company filed a Current Report on Form 8-K, dated February 14, 1997, relating to the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary InterCon Systems Corporation to Ascend Communications, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE






To the Board of Directors and Shareholders of PSINet Inc.


Our audits of the consolidated financial statements referred to in our report dated February 7, 1997, except as to the last two paragraphs of Note 12, which are as of February 14, 1997, appearing on page 24 of the 1996 Annual Report to Shareholders of PSINet Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule appearing on page 40 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Washington, DC
February 7, 1997

                    SCHEDULE II - VALUATION ACCOUNTS AND RESERVES


                                                         Additions
                                                 --------------------------
                                   Balance at    Charged to    Balances of                Balance at
                                    beginning    costs and       acquired                   end of
                                    of period     expenses     subsidiaries   Deductions    period
                                   ----------    ----------    ------------   ----------  ----------
                                                              (In thousands)

Year ended December 31,1994
  Allowance for doubtful accounts         172          617                -         (662)        127
  Deferred tax valuation allowance        493        1,946                -            -       2,439

Year ended December 31,1995
  Allowances for doubtful accounts
      and returns                         127          724              252         (228)        875
  Deferred tax valuation allowance      2,439        8,936                -            -      11,375

Year ended December 31, 1996
  Allowances for doubtful accounts
      and returns                         875        3,130                -       (2,096)      1,909
  Deferred tax valuation allowance     11,375       20,948                -            -      32,323


                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PSINET INC.

Date:    March 31, 1997      By: /s/ Edward D. Postal
                                     ---------------------
                                     Edward D. Postal
                                     Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                   Title                      Date
        ---------                   -----                      ----

 /s/ William L. Schrader   Chairman, President, Chief      March 31, 1997
 -----------------------    Executive Officer and
     William L. Schrader    Director (Principal
                            Executive Officer)


 /s/ Harold S. Wills        Executive Vice President,      March 31, 1997
 -------------------         Chief Operating Officer
     Harold S. Wills         and Director



 /s/ David N. Kunkel        Senior Vice President,         March 31, 1997
 -------------------         General Counsel, Secretary
     David N. Kunkel         and Director


 /s/  Edward D. Postal      Vice President and Chief       March 31, 1997
 ---------------------       Financial Officer (Principal
      Edward D. Postal       Financial and Accounting
                             Officer)


 /s/ William H. Baumer      Director                       March 31, 1997
 ---------------------
     William H. Baumer

 /s/ Wade Woodson           Director                       March 31, 1997
 ----------------
     Wade Woodson

 /s/ Ian P. Sharp           Director                       March 31, 1997
 ----------------
     Ian P. Sharp

 /s/ William A. Wilson      Director                       March 31, 1997
 ---------------------
     William A. Wilson

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT                                      LOCATION
--------  ---------------------------------------------------  ---------------------------------------------------
2.1       Agreement dated July 21, 1995 for the sale and       Incorporated by reference to the Company's Current
          purchase of 425,000 Ordinary Shares in the share     Report on Form 8-K dated July 21, 1995 located
          capital of EUnet GB Limited between the University   under Securities Exchange Commission File No.
          of Kent at Canterbury and the Company                0-25812 ("July 21, 1995 8-K")

2.2       Agreement dated July 21, 1995 for the sale and       Incorporated by reference to the July 21, 1995 8-K
          purchase of 75,000 Ordinary Shares in the share
          capital of EUnet GB Limited between the University
          of Kent at Canterbury and the Company

2.3       Letter dated July 21, 1995 from Furley Page          Incorporated by reference to the July 21, 1995 8-K
          Fielding & Barton to Eversheds

2.4       Shareholder Agreement dated February 28, 1996        Incorporated by reference from Exhibit 2.8 to the
          between the Company and Hansol Telecom Co., Ltd.     Company's Annual Report on Form 10-K for the fiscal
                                                               year ended December 31, 1995 located under
                                                               Securities and Exchange Commission File No. 0-25812
                                                               ("1995 Form 10-K").

2.5       Asset Purchase Agreement dated as of June 28, 1996   Incorporated by reference from Exhibit 2 to the
          between the Company and MindSpring Enterprises,      Company's Quarterly Report on Form 10-Q for the
          Inc.                                                 quarter ended June 30, 1996 located under
                                                               Securities Exchange Commission File No. 0-25812
                                                               ("June 1996 10-Q")
2.6       Joint Venture Agreement dated as of September 19,    Incorporated by reference from Exhibit 2 to the
          1996 between the Company and Chatterjee Management   Company's Quarterly Report on Form 10-Q for the
          Company                                              quarter ended September 30, 1996 located under
                                                               Securities Exchange Commission File No. 0-25812
                                                               ("September 1996 10-Q")



2.7       Stock Acquisition Agreement, dated as of February    Incorporated by reference to the Company's Current
          1, 1997, between Ascend Communications, Inc., a      Report on Form 8-K dated February 14, 1997 located
          Delaware corporation, and PSINet Inc., a New York    under Securities Exchange Commission File No.
          corporation, with respect to all outstanding         0-25812
          capital stock of InterCon Systems Corporation, a
          Delaware corporation and a wholly-owned subsidiary
          of PSINet Inc.

3.1       Certificate of Incorporation, as amended             Incorporated by reference from Exhibit 3.1 to the
                                                               Company's Registration Statement on Form S-1
                                                               declared effective on May 1, 1995 located under
                                                               Securities and Exchange Commission File No.
                                                               33-90154 ("May 1995 Registration Statement")
3.2       Certificate of Amendment of Certificate of           Incorporated by reference from Exhibit 3.1 to the
          Incorporation dated April 25, 1995                   Company's Quarterly Report on Form 10-Q for the
                                                               quarter ended June 30, 1995 located under
                                                               Securities Exchange

3.3       Certificate of Amendment of Certificate of           Incorporated by reference from Exhibit 3.2 to the
          Incorporation dated May 5, 1995                      June 1995 10-Q

3.4       Certificate of Amendment of Certificate of           Incorporated by reference from Exhibit 3.1 to the
          Incorporation dated November 11, 1995                Company's Quarterly Report on Form 10-Q for the
                                                               quarter ended September 30, 1995 located under
                                                               Securities Exchange Commission File No. 0-25812
                                                               ("September 1995 10-Q")

3.5       Amended and Restated By-laws of the Company          Incorporated by reference from Exhibit 3.5 to the
                                                               September 1995 10-Q

3.6       Certificate of Amendment of Certificate of           Incorporated by reference from Exhibit 3 to the
          Incorporation dated May 18, 1996                     June 1996 10-Q

4.1       Form of Common Stock Certificate                     Incorporated by reference from Exhibit 4.1 to the
                                                               May 1995 Registration Statement



4.2       Form of Common Stock Certificate (name     Incorporated by reference from Exhibit 4.1A
          change)                                    to the Company's Registration Statement on
                                                     Form S-1 declared effective on December 14,
                                                     1995 located under Securities Exchange
                                                     Commission File No. 33-99610 ("December 1995
                                                     Registration Statement")

4.3       Articles Fourth, Fifth, Sixth, Ninth and   Incorporated by reference from Exhibit
          Tenth of the Certificate of Incorporation  4.2 to the December 1995 Registration
          of the Company, as amended (see Exhibits   Statement
          3.2, 3.3 and 3.4)

4.4       Article I of the Amended and Restated By-  Incorporated by reference from Exhibit
          laws of the Company, as amended (see       4.3 to the December 1995 Registration
          Exhibit 3.5)                               Statement

4.5       Forms of Rights Agreement, dated as of     Incorporated by reference from Exhibit 1
          May 8, 1996, between PSINet Inc. and       to the Company's Registration Statement
          First Chicago Trust Company of New York,   on Form 8-A dated June 3, 1996
          as Rights Agent, which includes as
          Exhibit A-- Certificate of Amendment;
          Exhibit B--Form of Rights Certificate;
          and Exhibit C-- Summary of Rights to
          Purchase Shares of Preferred Stock

10.1      Lease Agreement dated July 1, 1990         Incorporated by reference from Exhibit
          between the Company and Rensselaer         10.1 to the May 1995 Registration
          Polytechnic Institute, amended by Lease    Statement
          Renewal Agreement dated as of July 1,
          1993, Letter Agreement dated November 14,
          1994 and Letter Agreement dated February
          1, 1995

10.2      Lease Agreement dated February 8, 1995     Incorporated by reference from Exhibit
          between the Company and Rensselaer         10.2 to the May 1995 Registration
          Polytechnic Institute                      Statement

10.3      Amendment to Lease Agreement dated July    Incorporated by reference from Exhibit
          1, 1995 between the Company and            10.2A to the December 1995 Registration
          Rensselaer Polytechnic Institute           Statement

10.4      Lease Agreement dated as of April 30,      Incorporated by reference from Exhibit
          1993 by and between Vingarden Limited      10.3 to the May 1995 Registration
          Partnership and the Company                Statement

10.5      Lease Agreement dated April 1995 by and    Incorporated by reference from Exhibit
          between Brit Limited Partnership and the   10.3A to the December 1995 Registration
          Company                                    Statement



10.6      Sublease dated September 20, 1995 by and   Incorporated by reference from Exhibit
          between The Medical Sciences Research      10.3B to the December 1995 Registration
          Institute and the Company and Lease        Statement
          Agreement dated October 6, 1993 by and
          between Vingarden Associates Limited
          Partnership and The Medical Sciences
          Research Institute

10.7      Lease Agreement dated October 31, 1995     Incorporated by reference from Exhibit
          between Oakfern Properties Limited and     10.4A to the December 1995 Registration
          the Company                                Statement

10.8      Lease Agreement dated October 1994         Incorporated by reference from Exhibit
          between the Company and Cascade            10.4 to the May 1995 Registration
          Communications, Inc.                       Statement

10.9      Master Lease Agreement dated July 19,      Incorporated by reference from Exhibit
          1994 between the Company and Technology    10.5 to the May 1995 Registration
          Credit Corporation                         Statement

10.10     Lease Agreement dated as of July 9, 1993   Incorporated by reference from Exhibit
          between Applied Telecommunications         10.6 to the May 1995 Registration
          Technologies, Inc. and the Company         Statement

10.11     Lease Agreement dated as of August 27,     Incorporated by reference from Exhibit
          1993 between Applied Telecommunications    10.7A to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.12     Lease Agreement dated as of September 29,  Incorporated by reference from Exhibit
          1993 between Applied Telecommunications    10.7B to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.13     Lease Agreement dated as of November 8,    Incorporated by reference from Exhibit
          1993 between Applied Telecommunications    10.7C to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.14     Lease Agreement dated as of December 8,    Incorporated by reference from Exhibit
          1993 between Applied Telecommunications    10.7D to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.15     Lease Agreement dated as of December 31,   Incorporated by reference from Exhibit
          1993 between Applied Telecommunications    10.7E to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.16     Lease Agreement dated as of February 10,   Incorporated by reference from Exhibit
          1994 between Applied Telecommunications    10.7F to the December 1995 Registration
          Technologies, Inc. and the Company         Statement



10.17     Lease Agreement dated as of March 14,      Incorporated by reference from Exhibit
          1994 between Applied Telecommunications    10.7G to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.18     Lease Agreement dated as of June 9, 1994   Incorporated by reference from Exhibit
          between Applied Telecommunications         10.7H to the December 1995 Registration
          Technologies, Inc. and the Company         Statement

10.19     Lease Agreement dated as of September 21,  Incorporated by reference from Exhibit 10.7
          1994 between Applied Telecommunications    to the May 1995 Registration Statement
          Technologies, Inc. and the Company

*10.20    Executive Stock Option Plan of the         Incorporated by reference from Exhibit
          Company                                    10.10 to the May 1995 Registration
                                                     Statement

*10.21    Executive Stock Incentive Plan of the      Incorporated by reference from Exhibit
          Company, as amended                        10.12 to the December 1995 Registration
                                                     Statement

*10.22    Directors Stock Incentive Plan of the      Incorporated by reference from Exhibit
          Company, as amended                        10.13 to the December 1995 Registration
                                                     Statement

*10.23    Strategic Stock Incentive Plan of the      Incorporated by reference from Exhibit 10
          Company                                    to the June 1995 10-Q

*10.24    1995 Performance Bonus Plan of the         Incorporated by reference from Exhibit
          Company                                    10.15 to the May 1995
                                                     Registration Statement

*10.25    1996 Performance Bonus Plan of the         Sequentially numbered pages
          Company

*10.26    InterCon Systems Corporation 1992          Incorporated by reference from Exhibit
          Incentive Stock Plan                       99.1 to the Company's Registration
                                                     Statement on Form S-8 which became
                                                     effective on October 18, 1995 located
                                                     under Securities Exchange Commission File
                                                     No. 33-98316 ("S-8 No. 16")

*10.27    InterCon Systems Corporation 1994 Stock    Incorporated by reference from Exhibit
          Option Plan                                99.2 to the S-8 No. 16




*10.28    Software Ventures Corporation 1994 Stock   Incorporated by reference from Exhibit 99
          Option Plan                                to the Company's Registration Statement
                                                     on Form S-8 which became effective on
                                                     October 18, 1995 located under Securities
                                                     Exchange Commission File No. 33-98314
                                                     ("S-8 No. 14")

*10.29    Employment Agreement dated March 10, 1993  Incorporated by reference from Exhibit
          between the Company and William L.         10.16 to the May 1995 Registration
          Schrader                                   Statement

*10.30    Employment Agreement dated February 13,    Incorporated by reference from Exhibit
          1996 between the Company and Mitchell      10.19 to the Company's Annual Report on
          Levinn                                     Form 10-K for the fiscal year ended
                                                     December 31, 1995 located under
                                                     Securities and Exchange Commission File
                                                     No. 0-25812 ("1995 Form 10-K").

*10.31    Employment Agreement dated June 21, 1995   Incorporated by reference from Exhibit
          between the Company and David N. Kunkel    10.26 to the December 1995 Registration
                                                     Statement

*10.32    Employment Agreement dated February 9,     Incorporated by reference from Exhibit
          1996 between the Company and Mary-Ann      10.42 to the 1995 Form 10-K
          Carolan

10.33     Form of Indemnification Agreement          Incorporated by reference from Exhibit
                                                     10.21 to the May 1995 Registration
                                                     Statement

10.34     Non-Competition and Confidentiality        Incorporated by reference from Exhibit
          Agreement dated as of June 16, 1995        10.30 to the December 1995 Registration
          between Kurt D. Baumann and the Company    Statement

*10.35    Board Representation Agreement dated as    Incorporated by reference from Exhibit
          of October 1, 1993 between the Company     10.24 to the May 1995 Registration
          and William H. Baumer                      Statement

*10.36    Representation Agreement dated as of       Incorporated by reference from Exhibit 10.25
          October 1, 1993 between the Company and    to the May 1995 Registration Statement
          William H. Baumer

10.37     Securities Purchase Agreement dated as of  Incorporated by reference from Exhibit
          May 31, 1994 by and among the Company and  10.26 to the May 1995 Registration
          the Investors identified on Exhibit A      Statement
          thereto




10.38     Securities Purchase Agreement dated as of  Incorporated by reference from Exhibit
          June 17, 1994 by and among the Company     10.27 to the May 1995 Registration
          and the Investors identified on Exhibit A  Statement
          thereto

10.39     Securities Purchase Agreement dated as of  Incorporated by reference from Exhibit
          January 17, 1995 by and among the Company  10.28 to the May 1995 Registration
          and the First Purchasers and Subsequent    Statement
          Purchasers listed on Exhibit A thereto

10.40     Amended and Restated Registration Rights   Incorporated by reference from Exhibit
          Agreement dated as January 17, 1995 by     10.29 to the May 1995 Registration
          and among the Company and the several      Statement
          parties signatory thereto

10.41     Registration Rights Agreement dated as of  Incorporated by reference from Exhibit
          February 8, 1995 by and among the Company  10.30 to the May 1995 Registration and the several parties signatory thereto  Statement

10.42     Registration Rights Agreement dated as of  Incorporated by reference from Exhibit
          June 16, 1995 among the Company and        10.39 to the December 1995 Registration
          Stockholders of InterCon Systems           Statement
          Corporation

10.43     Registration Rights Agreement dated as of  Incorporated by reference from Exhibit
          July 11, 1995 among the Company and        10.40 to the December 1995 Registration
          Stockholders of Software Ventures          Statement
          Corporation

10.44     Amended and Restated Credit Agreement      Incorporated by reference from Exhibit
          dated as of November 10, 1995 between the  10.41 to the December 1995 Registration
          Company, Software Ventures Corporation,    Statement
          InterCon Systems Corporation and Fleet
          Bank of Massachusetts, N.A. ("Fleet")

10.45     Revolving Credit Note as amended and       Incorporated by reference from Exhibit
          restated as of November 10, 1995 of the    10.41A to the December 1995 Registration
          Company payable to the order of Fleet      Statement

10.46     Amended and Restated Security Agreement    Incorporated by reference from Exhibit
          dated as of November 10, 1995 by and       10.41B to the December 1995 Registration
          between the Company and Fleet              Statement

10.47     Amended and Restated Security Agreement    Incorporated by reference from Exhibit
          dated as of November 10, 1995 by and       10.41C to the December 1995 Registration
          between PSINet Pipeline New York, Inc.     Statement
          ("Pipeline") and Fleet

10.48     Amended and Restated Guaranty Agreement    Incorporated by reference from Exhibit
          dated as of November 10, 1995 between      10.41F to the December 1995 Registration
          Pipeline and Fleet                         Statement

10.49     Pledge Agreement dated as of November 10,  Incorporated by reference from Exhibit
          1995 between the Company and Fleet         10.41I to the December 1995 Registration
                                                      Statement




10.50     Master Equipment Lease Agreement dated as  Incorporated by reference from Exhibit
          of June 23, 1995 between the Company and   10.1 to the September 1995 10-Q
          Forsythe/McArthur Associates, Inc.
          ("FMA")

10.51     Master Lease Line Commitment Agreement     Incorporated by reference from Exhibit 10.2
          dated as of June 23, 1995 between the      to the September 1995 10-Q
          Company and FMA

10.52     Amendment Agreement dated as of August 1,  Incorporated by reference from Exhibit
          1995 between the Company and Technology    10.8 to the September 1995 10-Q
          Credit Corporation

10.53     Master Equipment Lease Agreement No.       Incorporated by reference from Exhibit
          620-0004602-000 dated November 1995        10.44A to the December 1995 Registration
          between the Company and Siemens Credit     Statement
          Corporation

10.54     Amendment to Master Lease Agreement No.    Incorporated by reference from Exhibit
          1753 dated January 26, 1996 between the    10.77 to the 1995 Form 10-K
          Company and Technology Credit Corporation

10.55     Master Equipment Lease Agreement, dated    Incorporated by reference from Exhibit
          December 15, 1995 between the Company and  10.78 to the 1995 Form 10-K
          Financing for Science International, Inc.

10.56     Security Agreement dated as of March 20,   Incorporated by reference from Exhibit
          1996 between the Company and USL Capital   10.79 to the 1995 Form 10-K
          Corporation

10.57     Warrant to purchase 182,400 shares of the  Incorporated by reference from Exhibit
          Series B Convertible Participating         10.36 to the May 1995 Registration
          Preferred Stock, $0.1 par value per share  Statement
          (the "Series B Preferred"), of the
          Company, at an exercise price of $1.60
          per share, registered in the name of Mark
          A. Cordover and related letter dated May
          27, 1994 from Mr. Cordover to the Company

10.58     Warrant to purchase 174,274 shares of the  Incorporated by reference from Exhibit
          Series B Preferred of the Company, at an   10.37 to the May 1995 Registration
          exercise price of $1.60 per share,         Statement
          registered in the name of Applied
          Telecommunications Technologies, Inc.
          ("ATTI")

10.59     Warrant to purchase up to 25,000 shares    Incorporated by reference from Exhibit
          of the Series B Preferred of the Company,  10.39 to the May 1995 Registration
          at an exercise price of $1.60 per share,   Statement
          registered in the name of William H.
          Baumer

10.60     Warrant to purchase up to 25,000 shares    Incorporated by reference from Exhibit
          of the Series B Preferred of the Company,  10.40 to the May 1995 Registration
          at an exercise price of $1.60 per share,   Statement
          registered in the name of William H.
          Baumer




10.61     Letter Agreement dated July 20, 1995       Incorporated by reference to the July 21,
          between the Company and Kent Scientific    1995 8-K
          and Industrial Projects, Ltd.

10.62     Intellectual Property License Agreement    Incorporated by reference from Exhibit
          dated March 1996 between the Company and   10.93 to the 1995 Form 10-K
          Hansol Telecom Co., Ltd.

*10.63    Employment Agreement dated April 3, 1996   Incorporated by reference from Exhibit
          between the Company and Harold S. Wills    10.2 to the June 1996 10-Q

10.64     First Amendment dated as of August 13,     Incorporated by reference from Exhibit
          1996 to the Amended and Restated Credit    10.3 to the June 1996 10-Q
          Agreement between the Company and Fleet
          Bank of Massachusetts, N.A.

10.65     Convertible Note dated as of June 28,      Incorporated by reference from Exhibit
          1996 between the Company and MindSpring    10.4 to the June 1996 10-Q
          Enterprises, Inc.

10.66     Registration Rights Agreement made as of   Incorporated by reference from Exhibit
          September 19, 1996 by and between the      10.1 to the September 1996 10-Q
          Company and The Chatterjee Management
          Company

*10.67    Employment Agreement dated October 1,      Incorporated by reference from Exhibit
          1996 between the Company and Edward D.     10.2 to the September 1996 10-Q
          Postal

*10.68    Employment Agreement dated October 9,      Incorporated by reference from Exhibit
          1996 between the Company and Richard R.    10.3 to the September 1996 10-Q
          Frizalone

10.69     Master Software/Equipment Lease Agreement  Incorporated by reference from Exhibit
          dated as of September 20, 1996 between     10.4 to the September 1996 10-Q
          the Company and LPI Software Funding
          Group, Inc.

10.70     Amendment No. 1 to Asset Purchase          Incorporated by reference from Exhibit
          Agreement and Network Services Agreement   10.5 to the September 1996 10-Q
          entered into as of June 28, 1996 by and
          between the Company and MindSpring
          Enterprises, Inc.

10.71     Amendment No. 2 to Asset Purchase          Incorporated by reference from Exhibit
          Agreement entered into as of September 1,  10.8 to the September 1996 10-Q
          1996 by and between the Company and
          MindSpring Enterprises, Inc.

10.72     Pledge Agreement dated as of October 1,    Sequentially numbered pages
          1996 between the Company and Fleet

10.73 Amendment No. 1 to Pledge Agreement dated Sequentially numbered pages as of November 18, 1996 between the Company and Fleet



10.74     Amendment No. 3 to Asset Purchase          Sequentially numbered pages
          Agreement and Amendment No. 1 to
          Convertible Note entered into as of
          January 24, 1997 by and between the
          Company and MindSpring Enterprises, Inc.

10.75     Amendment No. 2 to Network Services        Sequentially numbered pages
          Agreement entered into as of January 1,
          1997 by and between the Company and
          MindSpring Enterprises, Inc.

10.76     Convertible Note of MindSpring             Sequentially numbered pages
          Enterprises, Inc. in the principal amount
          of $3,078,324 due December 31, 1998

10.77     Master Lease Agreement dated as of         Sequentially numbered pages
          January 27, 1997 between Cascade
          Communications Corp. and the Company

*10.78    Employment Agreement dated February 12,    Sequentially numbered pages
          1997 between the Company and David L.
          Hudson

10.79     Second Amendment to Amended and Restated   Sequentially numbered pages
          Credit Agreement dated February 1, 1997
          between the Company, and Fleet

11.1      Calculation of Loss Per Share For The      Sequentially numbered pages
          Year Ended December 31, 1996

11.2      Calculation of Pro Forma Loss Per Share    Sequentially numbered pages
          For The Year Ended December 31, 1995
          (Unaudited)

11.3      Calculation of Pro Forma Loss Per Share    Sequentially numbered pages
          For The Year Ended December 31, 1994
          (Unaudited)

13        1996 Annual Report to Shareholders         Sequentially numbered pages

21        Subsidiaries of the Company                Sequentially numbered pages

23        Consent of Price Waterhouse LLP            Sequentially numbered pages

** 27     Financial Data Schedule                    Sequentially numbered pages



* Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(a)(3).

**  Not deemed for purposes of Section 11 of the Securities Act of 1933,
    Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.