Form 10-Q
period 1997-03-31
PSINET INC
filed 1997-05-15
CIK 940716

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No|_|

       Common Stock, $.01 par value -- 40,186,459 shares as of May 1, 1997

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                    The Index of Exhibits appears on page 14.

================================================================================

                                   PSINET INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997.......................3

              Consolidated Statements of Operations for the three months ended
                 March 31, 1996 and March 31, 1997.........................................................4

              Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1996 and March 31, 1997.........................................................5

              Notes to Consolidated Financial Statements...................................................6

    Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ................................................................8

PART II.  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K ...........................................................12

Signatures    ............................................................................................13

Exhibit Index ............................................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                                   PSINET INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                ASSETS

                                                     December 31, 1996                  March 31, 1997
                                                     -----------------                  --------------
                                                         (Audited)                        (Unaudited)
  Current assets:
         Cash and cash equivalents                          $ 52,695                          $ 55,154
         Short-term investments and
              marketable securities                            4,649                             4,649
         Accounts receivable, net                             17,421                            17,579
         Inventories                                             643                               693
         Prepaid expenses                                      1,963                             1,494
         Other current assets                                  4,940                             3,551
                                                      ---------------                  ----------------
                     Total current assets                     82,311                            83,120

Property and equipment, net                                   72,061                            75,781
Goodwill and other intangibles, net                           13,589                             2,385
Software costs, net                                            3,084                                 -
Other assets and deferred charges                              6,067                             6,052
                                                      ---------------                  ----------------

Total assets                                                $177,112                          $167,338
                                                     ================                  ================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Line of credit                                     $  2,000                          $  2,000
         Current portion of long-term debt                    24,915                            26,850
         Trade accounts payable                               19,868                            18,993
         Accrued payroll and related expenses                  3,098                             2,123
         Other accounts payable and accrued liabilities        3,632                             3,699
         Deferred revenue                                      5,612                             5,001
                                                      ---------------                  ----------------
                Total current liabilities                     59,125                            58,666

Long-term debt                                                26,938                            27,295
Deferred income taxes                                            476                                 -
Other liabilities                                                790                               837
                                                     ----------------                  ----------------
         Total liabilities                                    87,329                            86,798
                                                     ----------------                  ----------------

Shareholders' equity:
         Preferred stock                                           -                                 -
         Common stock                                            402                               403
         Capital in excess of par value                      208,000                           208,092
         Retained deficit                                  (116,636)                         (125,905)
         Treasury stock, at cost                             (2,005)                           (2,005)
         Cumulative foreign currency translation
            adjustment                                           22                               (45)
                                                     ----------------                  ----------------
               Total shareholders' equity                    89,783                            80,540
                                                     ----------------                  ----------------

Total liabilities and shareholders' equity                  $177,112                          $167,338
                                                     ================                  ================


The accompanying notes are an integral part of these financial statements

                                  PSINET INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                     --------------------------------------------------
                                                            1996                              1997
                                                     -----------------                 ----------------
                                                          (in thousands, except per share amounts)
Revenue                                                 $      17,181                    $      25,639

Operating costs and expenses:

         Data communications and operations                    13,942                          20,968
         Sales and marketing                                    7,844                           6,002
         General and administrative                             5,475                           5,481
         Depreciation and amortization                          6,182                           8,034
                                                     -----------------                 ----------------
              Total operating costs and expenses               33,443                          40,485
                                                     -----------------                 ----------------

Loss from operations                                         (16,262)                         (14,846)

Interest expense                                                (857)                          (1,350)
Interest income                                                 1,224                              775
Other income (expense)                                          1,068                             (25)
Gain on sale of subsidiary                                          -                            5,701
Equity in loss of affiliate                                     (100)                                -
                                                     -----------------                 ----------------

Loss before income taxes                                     (14,927)                          (9,745)

Income tax benefit                                                 39                              476
                                                     -----------------                 ----------------

Net loss                                                $    (14,888)                    $     (9,269)
                                                      ================                 ================

Loss per share                                          $      (0.39)                    $      (0.23)
                                                     =================                 ================
Shares used in computing
     loss per share                                            38,178                           40,158
                                                     =================                 ================


   The accompanying notes are an integral part of these financial statements.

                                   PSINET INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                   -----------------------------------------
                                                                      1996                         1997
                                                                   ---------                    -----------
                                                                                (in thousands)
Net cash used in operating activities                              $ (10,818)                   $   (9,495)
                                                                   ---------                    -----------
Cash flows from investing activities:
      Purchases of property and equipment, net                        (4,369)                       (2,678)
      Purchases of short-term investments and
           marketable securities                                     (12,215)                             -
      Net proceeds from sale of subsidiary                                  -                        20,353
      Payments received on note receivable from
      MindSpring                                                            -                            93
      Capitalized software costs                                        (269)                             -
      Loan to affiliate                                                 (169)                             -
      Other                                                                 -                           (74)
                                                                   ---------                    -----------
          Net cash (used in) provided by investing activities        (17,022)                        17,694
                                                                   ---------                    -----------

Cash flows from financing activities:
      Net payments on lines of credit                                 (2,803)                             -
      Proceeds from issuance of notes payable                          2,010                              -
      Repayments of notes payable                                       (876)                        (1,591)
      Principal payments under capital lease obligations              (5,133)                        (4,241)
      Proceeds from exercise of common stock warrants                       -                             4
      Proceeds from exercise of common stock options                     313                             88
      Other                                                              (29)                             -
                                                                   ---------                    -----------
          Net cash used in financing activities                       (6,518)                        (5,740)
                                                                   ---------                    -----------

Net (decrease) increase in cash and cash equivalents                 (34,358)                         2,459
Cash and cash equivalents, beginning of year                         102,710                         52,695
                                                                   ---------                    -----------
Cash and cash equivalents, end of period                           $  68,352                    $    55,154
                                                                   =========                    ===========


   The accompanying notes are an integral part of these financial statements.

                                   PSINET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note l - Basis of Presentation

     These consolidated financial statements for the three months ended March 31, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and subsidiaries (collectively, "PSINet" or the "Company") as of December 31, 1996 incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of December 31, 1996 incorporated by reference in the Company's Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1997. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1997.

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

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which is effective for the Company's December 31, 1997 financial statements, requires disclosure of Basic EPS and Diluted EPS. Basic EPS excludes the dilutive effects of common stock equivalents. Diluted EPS reflects the potential dilution that could occur if common stock equivalents or other contracts to issue common stock were exercised or converted into common stock. The Company anticipates that the adoption of SFAS No. 128 will not have a material effect on the Company's loss per share data.

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

     At March 31, 1997, short-term investments and marketable securities included debt securities classified as held-to-maturity with original maturities of greater than 90 days of approximately $1.5 million.

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

     Other income for the three months ended March 31, 1996 consists of approximately $1.1 million of realized gains on equity securities sold by the Company.

Note 4 - Long-term Debt

     During the three months ended March 31, 1997, the Company incurred capital lease obligations of approximately $8.1 million upon the execution of leases for new data communications equipment and other fixed assets.

     At March 31, 1997, the aggregate unused portion under the Company's various financing arrangements for purchases of data communications equipment and other fixed assets was $11.1 million.

     Additionally, the Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5.0 million or 75% of qualified accounts receivable which secure the loan less 20% of the aggregate principal amount of certain term credit advances (approximately $4.1 million at March 31, 1997). There was $2.0 million advanced under this credit agreement at March 31, 1997. Interest is payable monthly at an annual rate of prime plus 1.5% (9.75% at March 31, 1997).

Note 5 - Sale of Software Subsidiary

     Effective as of February 1, 1997, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, InterCon Systems Corporation ("InterCon"), to Ascend Communications, Inc. ("Ascend") in exchange for $12 million in cash pursuant to a Stock Acquisition Agreement between the Company and Ascend. In addition, in connection with the sale, the Company received $8.5 million in cash from Ascend as repayment of intercompany debt owed by InterCon to the Company. The Company recognized a gain of approximately $5.7 million in connection with the sale of InterCon in the three months ended March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and associated Notes thereto and the audited Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 1996 incorporated by reference to the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Exhibit 99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.

General

The Company is a leading provider of Internet access, services and products. The Company offers, throughout the United States and internationally, a broad spectrum of Internet access services to corporate customers ranging from low-cost dial-up services to high performance continuous access services using dedicated high-speed telephone circuits, intranet networking services, Web site design and hosting services, Electronic Commerce, training and consulting services and Internet access security services. Pursuant to network access agreements with consumer-oriented Internet service providers ("ISPs"), the Company also provides Internet connection services which allow the subscribers of the ISPs to connect to the Internet through PSINet's network local access points called Points-of-Presence or "POPs" for specified fees payable by the ISPs. At March 31, 1997, the Company served approximately 20,900 corporate customers, including 33 consumer-oriented ISPs, through approximately 350 POPs.

To further refine the Company's focus on corporate Internet services, in February 1997 the Company sold its software subsidiary, InterCon Systems Corporation ("InterCon"), to Ascend Communications, Inc. ("Ascend") for cash consideration of $12 million. The Company also was paid $8.5 million in cash by Ascend as repayment of intercompany debt owed by InterCon to the Company. Revenue and expenses of its software subsidiary included in the Company's consolidated statements of operations were $1.6 million and $4.1 million, respectively, for the three months ended March 31, 1996 and $0.3 million and $1.1 million, respectively, for the three months ended March 31, 1997.

Since the commencement of the Company's operations in 1989, the Company has undertaken a program of developing and expanding its network. In connection with this development and expansion, the Company has made significant investments in telecommunications circuits and equipment. These investments generally are made in advance of anticipated customer growth and resulting revenue. The Company also has increased its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base.

These expansion efforts have caused the Company to experience increases in expenses from time to time, both in absolute terms and as a percentage of revenue, in anticipation of potential future growth in the Company's customer base. The nature and amount of these expenses may fluctuate over time as the Company shifts its focus from expanding its network to refining and enhancing its existing network.

Three Months Ended March 31, 1997 as Compared to the Three Months Ended March 31, 1996

Results of Operations

     Revenue. Revenue is derived from the sale of Internet access and related services to businesses. Revenue increased by 49.2% from approximately $17.2 million for the three months ended March 31, 1996 to approximately $25.6 million for the three months ended March 31, 1997. The increase in revenue over the same three month period in 1996 resulted principally from greater sales of Internet services to businesses offset by a decrease in revenue relating to the strategy, which was implemented in mid-1996, of providing wholesale network services to consumer-oriented providers of Internet access services rather than providing the consumer access services directly. More specifically, the Company believes the greater sales were attributable to a number of factors including: an increase in the number of customers facilitated by an increase in the number of POPs in operation; an expansion of the Company's sales force; and greater public awareness and acceptance of the Internet. The Company's corporate customer base increased by approximately 102.9% from approximately 10,300 corporate customers at March 31, 1996 to approximately 20,900 corporate customers, including 33 consumer-oriented ISPs, at March 31, 1997. The Company's network infrastructure increased from approximately 300 POPs at March 31, 1996 to approximately 350 POPs at March 31, 1997.

     Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance circuit costs, local loop costs and expenses associated with network operations, customer support and field service. Data communications and operations expenses were approximately $13.9 million (81.2% of revenue) and approximately $21.0 million (81.8% of revenue) for the three months ended March 31, 1996 and 1997, respectively. The $7.1 million increase in data communications and operations expenses during the three months ended March 31, 1997 as compared to the same period in 1996 related principally to increases in (i) costs associated with providing dedicated circuits to the Company's InterFrame and InterMan customers and (ii) circuit costs relating to the Company's new POPs deployed in early 1996 and network infrastructure enhancements. Circuit costs relating to the Company's new and expanded POPs generally are incurred by the Company in advance of anticipated growth in the Company's customer base. Although the Company expects that data communications and operations expenses will continue to increase as the Company's customer base continues to grow, it anticipates that such expenses will decrease as a percentage of revenue.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses decreased from approximately $7.8 million (45.7% of revenue) during the three months ended March 31, 1996 to approximately $6.0 million (23.4% of revenue) during the three months ended March 31, 1997. The $1.8 million decrease during the three months ended March 31, 1997 as compared to the same period in 1996 resulted principally from an aggregate reduction in sales and marketing expenses of approximately $2.9 million which resulted principally from the implementation of the Company's wholesale network services strategy and the sale of InterCon. These decreased expenses were offset, in part, by an increase of approximately $1.5 million in sales and marketing expenses relating to the expansion of the Company's operations in Canada, Japan and the United Kingdom. All advertising and marketing costs are expensed in the period incurred. The Company expects that, as a result of the implementation of its wholesale network services strategy and its continued efforts to focus on increasing its corporate customer base, its sales and marketing expenses will decrease as a percentage of revenue over time.

     General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel. General and administrative expenses were approximately $5.5 million (31.9% of revenue) during the three months ended March 31,

1996 and approximately $5.5 million (21.4% of revenue) during the three months ended March 31, 1997. Although the Company experienced decreased expenses primarily due to the implementation of the Company's wholesale network services strategy (approximately $0.5 million) and the sale of InterCon (approximately $0.4 million) in June 1996 and February 1997, respectively, overall general and administrative expenses remained fairly constant due to offsetting increases of approximately $1.4 million relating to the Company's corporate Internet access business. The Company may from time to time adjust its general and administrative function in response to current business developments.

     Depreciation and Amortization. Depreciation and amortization costs were approximately $6.2 million (36.0% of revenue) during the three months ended March 31, 1996 and approximately $8.0 million (31.3% of revenue) during the three months ended March 31, 1997. This increase was principally the result of one-time charges relating to the acceleration of amortization of certain intangible assets of the Company totaling approximately $2.0 million. The Company anticipates that, based upon its present business plan for its existing operations, the net effect of the decreases in depreciation and amortization due to the transfer of certain tangible and intangible assets, in connection with the implementation of the Company's wholesale network services strategy in the second and third quarters of 1996 and the sale of its software operations in the first quarter of 1997 and the increases due to anticipated capital expenditures associated with network infrastructure enhancements will likely result in no material changes in the level of depreciation and amortization when compared to 1996.

     Interest Expense. Interest expense increased from approximately $0.9 million during the three months ended March 31, 1996 to approximately $1.4 million during the three months ended March 31, 1997. The approximately $0.5 million increase in interest expense during the three months ended March 31, 1997 as compared to the same period in 1996 was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements. The Company may incur increased borrowings and capital lease obligations in the near term in connection with its network enhancements which will further impact the amount of the Company's interest expense.

     Interest Income. Interest income decreased from approximately $1.2 million during the three months ended March 31, 1996 to approximately $0.8 million during the three months ended March 31, 1997. The $0.4 million decrease in interest income during the three months ended March 31, 1997 as compared to the same period in 1996 was principally due to a decrease in the amount of proceeds remaining from the Company's public offerings in 1995. All remaining proceeds are currently invested in short-term, investment grade, interest bearing securities.

     Other income. Other income of approximately $1.1 million during the three months ended March 31, 1996 relates to the recognition of realized gains on equity securities which were sold by the Company.

     Gain on sale of subsidiary. The gain on the sale of subsidiary of approximately $5.7 million relates to the sale of the Company's software subsidiary, InterCon, to Ascend for cash consideration of $12.0 million. In connection with the sale, the Company also was paid $8.5 million in cash by Ascend as repayment of intercompany debt owed by InterCon to the Company.

     Net loss and loss per share. As a result of the factors discussed above, the Company's net loss was $14.9 million or $0.39 per share during the three months ended March 31, 1996, compared with a net loss of $9.3 million or $0.23 per share during the three months ended March 31, 1997.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which is effective for the Company's December 31, 1997 financial statements. The Company anticipates that the adoption of SFAS No. 128 will not have a material effect on the Company's reported loss per share data.

Liquidity and Capital Resources

The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from financial institutions and other third parties and through the issuance of equity securities.

Cash flow used in operating activities was approximately $10.8 million and $9.5 million for the three months ended March 31, 1996 and 1997, respectively. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Cash flow used in investing activities for the three months ended March 31, 1996 was approximately $17.0 million and cash flow provided by investing activities for the three months ended March 31, 1997 was approximately $17.7 million. The expansion of the Company's network resulted in capital expenditures of approximately $22.9 million and $10.8 million for the three months ended March 31, 1996 and 1997, respectively (which included capital expenditures financed under equipment financing agreements aggregating approximately $18.5 million and $8.1 million for the three months ended March 31, 1996 and 1997, respectively). Additionally, during the three months ended March 31, 1996, the Company invested approximately $12.2 million in equity and debt securities with original maturities of greater than 90 days. In February 1997, the Company sold its software subsidiary, InterCon to Ascend for cash consideration of $12.0 million. The Company also was paid $8.5 million by Ascend as repayment of intercompany debt owed by InterCon to the Company.

Cash flow used in financing activities was approximately $6.5 million and $5.7 million for the three months ended March 31, 1996 and 1997, respectively. During the three months ended March 31, 1996 and 1997, the Company made repayments aggregating $8.8 million and $5.8 million, respectively, on its financing facilities. Additionally, during the three months ended March 31, 1996, the Company received proceeds from the issuance of $2.0 million of notes payable.

As of March 31, 1997, the Company had approximately $55.2 million of cash and cash equivalents, approximately $4.6 million of short-term investments and marketable securities and approximately $11.1 million available under financing facilities for the future financing of data communications equipment and other fixed assets, and a $5.0 million working capital facility, subject to availability under a borrowing base formula (at March 31, 1997 a maximum availability of approximately $4.1 million), under which $2.0 million was outstanding. The Company's financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants and restrict the payment of dividends.

As of March 31, 1997, the Company had commitments to certain telecommunications vendors totaling approximately $13.2 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities and, as of March 31, 1997, the Company was obligated to make future minimum lease payments of approximately $11.3 million on non-cancellable operating leases expiring in various years through 2005.

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

PART II. OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

              The following Exhibits are filed herewith:

              Exhibit 11.1 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended March 31, 1997

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

(b)            Reports on Form 8-K

              On March 3, 1997, the Company filed a Current Report on Form 8-K, dated February 14, 1997, relating to the sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary, InterCon Systems Corporation, to Ascend Communications, Inc.

                                   PSINET INC.
                                    FORM 10-Q
                                 MARCH 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PSINet Inc.


May 15, 1997                      By: /s/ William L. Schrader
------------                      ---------------------------
    Date                              William L. Schrader
                                      Chairman, President, Chief
                                      Executive Officer and Director


May 15, 1997                      By: /s/ Edward D. Postal
------------                      ---------------------------
   Date                               Edward D. Postal
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Chief Accounting
                                      Officer)

                                  EXHIBIT INDEX

Item 6 (a)   Exhibits:

Exhibit                           Exhibit Name                          Location
-------                         ----------------                        --------

    11.1     Calculation of Loss per Share and Weighted
             Average Shares Used in Calculation for the Three Months
             Ended March 31, 1997.........................................15

    27       Financial Data Schedule......................................16

    99.1     Risk Factors.................................................17