Form 10-Q/A
period 1996-09-30
PSINET INC
filed 1997-07-31
CIK 940716

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-Q/A1

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


     Common Stock, $.01 par value -- 40,069,726 shares
                    as of November 1, 1996
    (Indicate the number of shares outstanding of each of the
       issuers classes of common stock, as of the latest
                        practicable date)

             The Index of Exhibits appears on page 5.

PART II. OTHER INFORMATION


Item 5.   Other Information

     On September 19, 1996, the Company entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Chatterjee Management Company (doing business as The Chatterjee Group) ("Chatterjee") pursuant to which the Company and an investment group led by Chatterjee would establish a joint venture for the purpose of building an Internet network across Europe and providing Internet-related services in Europe and such investment group would invest up to $41 million in the joint venture. No monies were invested by Chatterjee or the investment group pursuant to the Joint Venture Agreement nor were any other actions undertaken to implement it. For several months, the Company and Chatterjee discussed a substantive change to the structure discussed in the Joint Venture Agreement which, if entered into, would have resulted in a direct investment in the Company by Chatterjee. By letter dated July 14, 1997, Chatterjee made certain statements concerning the negotiations between Chatterjee and the Company, including,
(i) Chatterjee's conclusion that PSINet does not intend to proceed with the Joint Venture Agreement or the substantive change to the structure discussed in the Joint Venture Agreement (which Chatterjee claimed had been agreed upon by PSINet) and (ii) Chatterjee's intent to proceed based upon that conclusion. In the event the Company and Chatterjee do not complete this transaction (and the Company presently believes it is likely that the parties will not reach such an agreement), the Joint Venture Agreement may be abandoned or the parties may engage in arbitration under the Joint Venture Agreement and related documents. It is also possible that Chatterjee may institute other legal proceedings seeking to enforce the Joint Venture Agreement or otherwise. In any such event, the Company would vigorously defend such action.


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


                              PSINet Inc.


July 31, 1997                 By: /s/ Harold S. Wills
                                  ------------------------
                                  Harold S. Wills
                                  Executive Vice President,
                                  Chief Operating Officer
                                   and Director


July 31, 1997                 By: /s/ Edward D. Postal
                                  ------------------------
                                  Edward D. Postal
                                  Vice President and Chief
                                   Financial Officer
                                  (Principal Financial and
                                   Chief Accounting Officer)

                        EXHIBIT INDEX


Item 6 (a)  Exhibits:


Exhibit     Exhibit Name                                                Location

2        Joint Venture Agreement dated as of September 19,                  *
         1996 between the Company and Chatterjee Management
         Company

10.1     Registration Rights Agreement made as of September                **
         19, 1996 by and between the Company and The
         Chatterjee Management Company

10.2     Employment Agreement dated October 1, 1996 between                **
         the Company and Edward D. Postal

10.3     Employment Agreement dated October 1, 1996 between                **
         the Company and Richard R. Frizalone

10.4     Master Software/Equipment Lease Agreement dated as                **
         of September 20, 1996 between the Company and LPI
         Software Funding Group, Inc.

10.5     Amendment No. 1 to Asset Purchase Agreement and                   **
         Network Services Agreement entered into as of June
         28, 1996 by and between the Company and MindSpring
         Enterprises, Inc.

10.6     Amended and Restated Convertible Note of MindSpring               **
         Enterprises, Inc. in the principal amount of $2,000,000 due June 28, 1997

10.7     Convertible Note of MindSpring Enterprises, Inc. in               **
         the principal amount of $9,929,000 due September 1, 1997

10.8     Amendment No. 2 to Asset Purchase Agreement entered               **
         into as of September 1, 1996 by and between the company and MindSpring Enterprises, Inc.

11.1     Calculation of Loss per Share and Weighted Average                **
         Shares Used in Calculation for the Three Months
         Ended September 30, 1996

11.2     Calculation of Loss per Share and Average Shares                  **
         Used in Calculation for the Nine Months Ended
         September 30, 1996

27       Financial Data Schedule                                           **

99.1     Risk Factors                                                      **


* This Exhibit has been filed in redacted form pursuant to a request for confidential treatment filed separately with the Commission pursuant to Rule 24b-2.

**  Previously filed with the Company's Quarterly Report on
    Form 10-Q for the quarterly period ended September 30, 1996.