Form 10-Q
period 1997-06-30
PSINET INC
filed 1997-08-14
CIK 940716

                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                     for the Quarterly Period Ended June 30, 1997

                                          or

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

      Common Stock, $.01 par value - 40,401,992 shares as of August 1, 1997 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                    The Index of Exhibits appears on page 19.

                                     PSINET INC.


                                  TABLE OF CONTENTS



                                                                            Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements:

       Consolidated Balance Sheets as of December 31, 1996 and
              June 30, 1997...................................................3

         Consolidated Statements of Operations for the three and six months ended June 30, 1996 and June 30, 1997....................4

         Consolidated Statements of Cash Flows for the six months ended
              June 30, 1996 and June 30, 1997.................................5

         Notes to Consolidated Financial Statements...........................6


  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10

PART II.  OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security-Holders............16

    Item 6.   Exhibits and Reports on Form 8-K...............................17


 Signatures..................................................................18

 Exhibit Index...............................................................19

                        PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 PSINET INC.
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)


                                                     December 31, 1996    June 30, 1997
                                                     -----------------    -------------
                                                         (Audited)         (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents......................     $  52,695            $  48,957
  Short-term investments and marketable
    securities...................................         4,649                3,000
  Accounts receivable, net.......................        17,421               14,121
  Prepaid expenses...............................         1,963                1,955
  Other current assets...........................         5,583                4,078
                                                      ---------            ---------
    Total current assets.........................        82,311               72,111

Property and equipment, net......................        72,061               79,049
Goodwill and other intangibles, net..............        16,673                2,212
Other assets and deferred charges................         6,067                4,820
                                                      ---------            ---------
Total assets.....................................     $ 177,112            $ 158,192
                                                      ---------            ---------
                                                      ---------            ---------
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit.................................     $   2,000            $   3,000
  Current portion of long-term debt..............        24,915               27,976
  Trade accounts payable.........................        19,868               18,906
  Accrued payroll and related expenses...........         3,098                3,213
  Other accounts payable and accrued liabilities.         3,632                1,395
  Deferred revenue...............................         5,612                5,372
                                                      ---------            ---------
    Total current liabilities....................        59,125               59,862

Long-term debt...................................        26,938               27,636
Deferred income taxes............................           476                   --
Other liabilities................................           790                1,265
                                                      ---------            ---------
    Total liabilities............................        87,329               88,763
                                                      ---------            ---------
Shareholders' equity:
  Preferred stock................................            --                   --
  Common stock...................................           402                  405
  Capital in excess of par value.................       208,000              208,228
  Retained deficit...............................      (116,636)            (137,228)
  Treasury stock.................................        (2,005)              (2,005)
  Cumulative foreign currency translation
    adjustment...................................            22                   29
                                                      ---------            ---------
    Total shareholders' equity...................        89,783               69,429
                                                      ---------            ---------
Total liabilities and shareholders' equity.......     $ 177,112            $ 158,192
                                                      ---------            ---------
                                                      ---------            ---------


     The accompanying notes are an integral part of these financial statements

                                 PSINET INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          (Thousands of U.S. Dollars, Except Per Share Amounts)


                                             Three Months Ended              Six Months Ended
                                                   June 30,                        June 30,
                                           -------------------------       -------------------------
                                             1996            1997            1996            1997
                                           ---------       ---------       ---------       ---------
                                                 (Unaudited)                     (Unaudited)


Revenue.................................   $  20,219       $  29,507       $  37,400       $  55,146
Other income, net.......................       2,400               -           2,400               -
                                           ---------       ---------       ---------       ---------
                                              22,619          29,507          39,800          55,146


Operating costs and expenses:
  Data communications and operations....      16,529          22,114          30,471          43,082
  Sales and marketing...................       7,021           5,858          14,865          11,860
  General and administrative............       4,228           6,141           9,703          11,622
  Depreciation and amortization.........       7,026           6,058          13,208          14,092
                                           ---------       ---------       ---------       ---------
    Total operating costs and expenses..      34,804          40,171          68,247          80,656

Loss from operations....................     (12,185)        (10,664)        (28,447)        (25,510)

Interest expense........................      (1,386)         (1,297)         (2,243)         (2,647)

Interest income.........................         943             670           2,167           1,445

Other income (expense)..................       1,776             (32)          2,844             (57)

Gain on sale of subsidiary..............           -               -               -           5,701

Equity in loss of affiliate.............        (107)              -            (207)              -
                                           ---------       ---------       ---------       ---------

Loss before income taxes.................    (10,959)        (11,323)        (25,886)        (21,068)

Income tax benefit.......................         40               -              79             476
                                           ---------       ---------       ---------       ---------

Net loss.................................  $ (10,919)      $ (11,323)      $ (25,807)      $ (20,592)
                                           ---------       ---------       ---------       ---------
                                           ---------       ---------       ---------       ---------

Loss per share...........................  $   (0.28)      $   (0.28)      $   (0.67)      $   (0.51)
                                           ---------       ---------       ---------       ---------
                                           ---------       ---------       ---------       ---------

Shares used in computing loss per share..     39,379          40,225          38,775          40,192
                                           ---------       ---------       ---------       ---------
                                           ---------       ---------       ---------       ---------

  The accompanying notes are an integral part of these financial statements

                                  PSINET INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of U.S. Dollars)





                                                                       Six Months Ended
                                                                           June 30,
                                                               --------------------------------
                                                                   1996                 1997
                                                               -------------       ------------
                                                                          (Unaudited)
Net cash used by operating activities....................      $   (18,448)        $   (10,821)
                                                               -------------       ------------

Cash flows from investing activities:
     Purchases of property and equipment, net............           (2,278)             (8,794)
     Purchase of short-term investments
       and marketable securities.........................          (17,135)             (3,000)
     Net proceeds from sale of subsidiary................                -              20,353
     Proceeds from sale of investments...................            3,219               4,649
     Other, net..........................................             (677)                (61)
                                                               -------------       ------------
          Net cash (used in) provided by investing
            activities...................................          (16,871)             13,147
                                                               -------------       ------------


Cash flows from financing activities:
     Net (payments) proceeds on line of credit...........           (2,012)              1,000
     Proceeds from issuance of notes payable.............            6,340               5,572
     Repayments of notes payable.........................           (1,765)             (3,668)
     Principal payments under capital lease obligations..          (13,915)             (9,199)
     Other, net..........................................              497                 231
                                                               ------------        ------------
          Net cash used in financing activities..........          (10,855)             (6,064)
                                                               ------------        ------------

Net decrease in cash and cash equivalents................          (46,174)             (3,738)
Cash and cash equivalents, beginning of year.............          102,710              52,695
                                                               ------------        ------------

Cash and cash equivalents, end of period.................      $    56,536        $     48,957
                                                               ------------        ------------
                                                               ------------        ------------


  The accompanying notes are an integral part of these financial statements

                                        PSINET INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

Note l - Basis of Presentation

   These consolidated financial statements for the three and six months ended June 30, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and subsidiaries (collectively, "PSINet" or the "Company") as of December 31, 1996 incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of December 31, 1996 incorporated by reference in the Company's Annual Report and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the three months ended March 31, 1997 included in the Company's Form 10-Q for the quarter then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1997. The results of operations for the three and six month periods ended June 30, 1997 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1997.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Note 2 - Loss per Share

   Loss per share is computed using the weighted average number of shares of common stock that were outstanding during the periods, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants. Common stock equivalent shares are calculated using the treasury stock method.

   Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which is effective for the Company's December 31, 1997 financial statements, requires disclosure of Basic EPS and Diluted EPS. Basic EPS excludes the dilutive effect of common stock equivalents. Diluted EPS reflects the potential dilution that could occur if common stock equivalents or other contracts to issue common stock were exercised or converted into common stock. The Company anticipates that the adoption of SFAS No. 128 will not have a material effect on the Company's loss per share data.

Note 3 - Short-Term Investments and Marketable Securities

   At June 30, 1997, short-term investments and marketable securities consisted of debt securities classified as held-to-maturity with original maturities of greater than 90 days.

   In August 1995, the Company entered into an agreement to form a joint venture with Hansol Paper Co. Ltd. ("Hansol Paper"), of Seoul, Korea for the purpose of building an Internet network and providing

                                     PSINET INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 3 - Short-term Investments and Marketable Securities (continued)

Internet-related services in Korea. In March 1996, pursuant to these arrangements, the Company acquired a 10% interest in Hansol Telecom Co., Ltd. ("Hansol"), an affiliate of Hansol Paper, for approximately $3.1 million. This investment was reflected in short-term investments and marketable securities at December 31, 1996. In June 1997, the Company and Hansol Paper entered into an agreement in accordance with the original agreement whereby the shares of Hansol owned by the Company were sold for the aggregate proceeds of $3.1 million, which approximated the cost of the investment, and terminated the joint venture.

   Other income for the six months ended June 30, 1996 consisted of approximately $2.8 million of realized gains on equity securities sold by the Company.

Note 4 - Long-Term Debt

   During the six months ended June 30, 1997, the Company incurred capital lease obligations of approximately $10.9 million upon the execution of leases for new data communications equipment and other fixed assets.

   At June 30, 1997, the aggregate unused portion under the Company's various financing arrangements for purchases of data communications equipment and other fixed assets was $23.3 million.

   Additionally, the Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5.0 million or 75% of qualified accounts receivable which secure the loan less 20% of the aggregate principal amount of certain term credit advances (approximately $4.4 million at June 30, 1997). There was $3.0 million advanced under this credit agreement at June 30, 1997. Interest is payable monthly at an annual rate of prime plus 1.5% (9.75% at June 30, 1997).

Note 5 - Sale of Subsidiary and Termination of World Online B.V. Arrangement

   Effective as of February 1, 1997, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, InterCon Systems Corporation ("InterCon"), to Ascend Communications, Inc. ("Ascend") in exchange for $12 million in cash pursuant to a Stock Acquisition Agreement between the Company and Ascend. In addition, in connection with the sale, the Company received $8.5 million in cash from Ascend as repayment of intercompany debt owed by InterCon to the Company. The Company recognized a gain of approximately $5.7 million in connection with the sale of InterCon.

   In December 1995, the Company entered into a definitive agreement to acquire 20% of the outstanding common stock of World Online B.V. ("World Online"), an Internet service provider in the Netherlands. The Company paid for 10% of the outstanding common stock of World Online in 1995 for cash consideration of 275,000 Dutch Guilders (approximately $172,000) and was obligated to pay for the additional 10% of the outstanding common stock of World Online for consideration equal to $125 per paying subscriber of the World Online service at a specified measurement date in cash (not to exceed $5,000,000) and/or shares of PSINet common stock (based on the market price at the date of closing).

                                     PSINET INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 5 - Sale of Subsidiary and Termination of World Online B.V. Arrangement (continued)

As a part of the agreement, the Company could not compete with World Online in the Netherlands. In June 1997, the Company and World Online terminated their relationship with no material financial impact to the Company. The Company has subsequently initiated its own activities in the Netherlands.

Note 6 - Agreements with Chatterjee Management Company

   On September 19, 1996, the Company entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Chatterjee Management Company (doing business as The Chatterjee Group), a Delaware corporation ("Chatterjee"), pursuant to which the Company and an investment group led by Chatterjee (the "Chatterjee Investor Group") would establish a joint venture for the purpose of building an Internet network across Europe and providing Internet-related services in Europe and such investment group would invest up to $41 million in the joint venture. No monies were invested by Chatterjee or the Chatterjee Investment Group pursuant to the Joint Venture Agreement nor were any other actions undertaken to implement it. For several months, the Company and Chatterjee discussed a substantive change to the structure described in the Joint Venture Agreement which, if entered into, would have resulted in a direct investment in the Company by Chatterjee. By letter dated July 14, 1997, Chatterjee made certain statements concerning the negotiations between Chatterjee and the Company, including (i) Chatterjee's conclusion that PSINet does not intend to proceed with the Joint Venture Agreement or the substantive change to the structure discussed in the Joint Venture Agreement (which Chatterjee claimed had been agreed upon by PSINet), and (ii) Chatterjee's intent to proceed based upon that conclusion. In the event the Company and Chatterjee do not complete this transaction (and the Company presently believes it is likely that the parties will not reach such an agreement), the Joint Venture Agreement may be abandoned or the parties may commence arbitration under the Joint Venture Agreement and related documents.
 It is also possible that Chatterjee may institute other legal proceedings seeking to enforce the Joint Venture Agreement or otherwise. In any such event, the Company would vigorously defend such action.

Note 7 - Recently Issued Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and displaying comprehensive income, as defined, and its components. The Company plans to adopt the Statement's disclosure requirements in 1998.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for the way companies report information about operating segments in annual and interim financial statements. Generally, the Statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company plans to adopt the Statement's disclosure requirements in 1998.

                                     PSINET INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 8 - Subsequent Event

   On July 22, 1997, the Company entered into an IRU and Stock Purchase Agreement with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire a 20-year noncancellable indefeasible right of use ("IRU") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth across the IXC fiber optic telecommunication network within the United States in exchange for an approximately 20 percent (post-issuance) common stock interest in the Company. The Company also signed a long-term marketing agreement with IXC. Under the marketing agreement, the Company will be selling its Internet access and value-added services through
IXC.   The non-exclusive marketing agreement provides for IXC and its resellers to be able to offer all of the Company's Internet services with long distance and other telephone services to IXC customers throughout the United States.

   In connection with this transaction, IXC will receive common stock at closing equal to approximately 20 percent of the issued and outstanding shares of the Company, after giving effect to the IXC issuance. In addition, if the fair market value of these shares is less than $240 million at the earlier of one year following delivery and acceptance of the total bandwidth or the fourth anniversary of the closing of the transaction, the Company has agreed to provide IXC with additional stock and/or cash, at the Company's option, in an amount equal to the difference between $240 million and the then fair market value of such shares. The Company has the right to accelerate its obligation to deliver additional stock and/or cash to IXC.
The agreement permits PSINet to use the OC-48 bandwidth for any purpose in connection with the provision of Internet services, but restricts PSINet and its customers from using the OC-48 bandwidth to deliver private line or long distance telephone services to any third party. PSINet expects to draw down the bandwidth in OC-12 increments beginning as soon as practicable after the closing and continuing over the next 24 months. The agreement is expected to close not later than November 25, 1997, subject to approval by the Company's shareholders and other closing conditions. In addition, the Company's Board of Directors has approved certain modifications to the Company's Preferred Stock Purchase Rights Plan in connection with this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and associated notes thereto and the audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and results of operations of the Company as of December 31, 1996 incorporated by reference to the Company's Annual Report on Form 10-K, and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the three months ended March 31, 1997 included in the Company's Form 10-Q for the quarter then ended, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Exhibit 99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.

General

   The Company is a leading provider of Internet access, services and products. The Company offers, throughout the United States and internationally, a broad spectrum of Internet access services to corporate customers ranging from low-cost dial-up services to high performance continuous access services using dedicated high-speed telephone circuits, intranet networking services, Web site design and hosting services, Electronic Commerce, training and consulting services and Internet access security services. Pursuant to network access agreements with consumer-oriented Internet service providers ("ISPs"), the Company also provides Internet connection services which allow the subscribers of the ISPs to connect to the Internet through PSINet's network local access points called Points-of-Presence or "POPs" for specified fees payable by the ISPs. At June 30, 1997, the Company served approximately 21,900 corporate customers, including 40 consumer-oriented ISPs, through more than 350 POPs.

   To further refine the Company's focus on corporate Internet services, in February 1997, the Company sold its software subsidiary, InterCon Systems Corporation ("InterCon"), to Ascend Communications, Inc. ("Ascend") for cash consideration of $12 million. The Company also was paid $8.5 million in cash by Ascend as repayment of intercompany debt owed by InterCon to the Company. Revenue and expenses of InterCon included in the Company's consolidated statements of operations were $1.3 million and $2.4 million, respectively, for the three months ended June 30, 1996, while there were no results of operations related to InterCon for the three months ended June 30, 1997. For the six months ended June 30, 1996, revenue and expenses relating to InterCon were $3.1 million and $5.1 million, respectively, and $0.3 million and $1.1 million, respectively, for the six months ended June 30, 1997.

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

   These expansion efforts have caused the Company to experience fluctuations in expenses from time to time, both in absolute terms and as a percentage of revenue, in anticipation of potential future growth in the Company's customer base. The nature and amount of these expenses may continue to fluctuate over time as the Company shifts its focus from expanding its network to refining and enhancing its existing network.

Strategic Alliance with IXC Internet Services, Inc.

   On July 22, 1997, the Company entered into an IRU and Stock Purchase Agreement with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire a 20-year noncancellable indefeasible right of use ("IRU") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth across the IXC fiber optic telecommunication network within the United States in exchange for an approximately 20 percent (post-issuance) common stock interest in the Company. The Company also signed a long-term marketing agreement with IXC. Under the marketing agreement, the Company will be selling its Internet access and value-added services through IXC. The non-exclusive marketing agreement provides for IXC and its resellers to be able to offer all of the Company's Internet services with long distance and other telephone services to IXC customers throughout the United States.

   In connection with this transaction, IXC will receive common stock at closing equal to approximately 20 percent of the issued and outstanding shares of the Company, after giving effect to the IXC issuance. In addition, if the fair market value of these shares is less than $240 million at the earlier of one year following delivery and acceptance of the total bandwidth or the fourth anniversary of the closing of the transaction, the Company has agreed to provide IXC with additional stock and/or cash, at the Company's option, in an amount equal to the difference between $240 million and the then fair market value of such shares. The Company has the right to accelerate its obligation to deliver additional stock and/or cash to IXC (the "Contingent Payment Obligation"). The agreement permits PSINet to use the OC-48 bandwidth for any purpose in connection with the provision of Internet services, but restricts PSINet and its customers from using the OC-48 bandwidth to deliver private line or long distance telephone services to any third party. PSINet expects to draw down the bandwidth in OC-12 increments beginning as soon as practicable after the closing and continuing over the next 24 months. The agreement is expected to close not later than November 25, 1997, subject to approval by the Company's shareholders and other closing conditions. In addition, the Company's Board of Directors has approved certain modifications to the Company's Preferred Stock Purchase Rights Plan in connection with this transaction.

Three and Six Months Ended June 30, 1997 as Compared to the Three and Six Months Ended June 30, 1996

Results of Operations

    Revenue. Revenue is derived from the sale of Internet access and related services to businesses. Revenue increased by 45.9% from approximately $20.2 million for the three months ended June 30, 1996 to approximately $29.5 million for the three months ended June 30, 1997. Revenue increased by 47.5% from approximately $37.4 million for the six months ended June 30, 1996 to approximately $55.1 million for the six months ended June 30, 1997. The increase in revenue over the same three and six month periods in 1996 resulted principally from greater sales of Internet services to businesses and new revenue generated from wholesale network services not provided in 1996 offset by a decrease in consumer-oriented revenue. More specifically, the Company believes the greater revenue was attributable to a number of factors including: an increase in the number of customers facilitated by an increase in the Company's network capability; an expansion of the Company's sales force; and greater public awareness and acceptance of the Internet. The Company's corporate customer base increased by approximately 76.6% from approximately 12,400 corporate customers at June 30, 1996 to approximately 21,900 corporate customers, including 40 consumer-oriented ISPs, at June 30, 1997. At June 30, 1997, the Company served these customers through more than 350 POPs.

    Other Income, Net. Other income, net consists of the income, net of applicable expenses relating to the initial transfer to MindSpring Enterprises, Inc. of a portion of the Company's individual consumer subscribers. Other income, net was approximately $2.4 million for the three and six months ended June 30, 1996.

    Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance circuit costs, local loop costs and expenses associated with network operations, customer support and field service. Data communications and operations expenses have decreased as a percentage of revenue from approximately $16.5 million (81.8% of revenue) to approximately $22.1 million (74.9% of revenue) for the three months ended June 30, 1996 and 1997, respectively. Data communications and operations expenses have decreased as a percentage of revenue from approximately $30.5 million (81.5% of revenue) to approximately $43.1 million (78.1% of revenue) for the six months ended June 30, 1996 and 1997, respectively. The $5.6 million increase for the three months ended June 30, 1997 and the $12.6 million increase for the six months ended June 30, 1997 in data communications and operations expenses as compared to the same periods in 1996 related principally to increases in (i) costs associated with providing dedicated circuits to the Company's InterFrame and InterMan customers and
(ii) circuit costs relating to the Company's new POPs deployed in early 1996 and network infrastructure enhancements. Circuit costs relating to the Company's new and expanded POPs generally are incurred by the Company in advance of anticipated growth in the Company's customer base. Although the Company expects that data communications and operations expenses will continue to increase as the Company's customer base continues to grow, it anticipates that such expenses will continue to decrease as a percentage of revenue. In addition, the Company anticipates that upon completion of the transaction with IXC, as the Company accepts delivery of bandwidth from IXC and, in connection therewith, terminates leased circuit arrangements with IXC as well as other telecommunications carriers, the Company's unit costs for data communication and operations will decrease.

    Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses decreased from approximately $7.0 million (34.7% of revenue) for the three months ended June 30, 1996 to approximately $5.9 million (20.0% of revenue) for the three months ended June 30, 1997. Sales and marketing expenses decreased from approximately $14.9 million (40.0% of revenue) for the six months ended June 30, 1996 to approximately $11.9 million (21.5% of revenue) for the six months ended June 30, 1997. The $1.1 million decrease for the three months ended June 30, 1997 and the $3.0 million decrease for the six months ended June 30, 1997, as compared to the same periods in 1996, resulted principally from an aggregate reduction in sales and marketing expenses of approximately $2.2 million and approximately $5.0 million for the respective periods associated with the implementation of the Company's wholesale network services strategy and the sale of InterCon. These decreased expenses were offset, in part, by an increase of approximately $0.3 million and approximately $1.9 million for the respective periods in sales and marketing expenses relating to the expansion of the Company's operations in Canada, Japan and the United Kingdom. All advertising and marketing costs are expensed in the period incurred. The Company expects that as a result of the implementation of its wholesale network services strategy and its continued efforts to focus on increasing its corporate customer base, its sales and marketing expenses will continue to grow in amount but continue to decrease as a percentage of revenue over time.

    General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were approximately $4.2 million (20.9% of revenue) for the three months ended June 30, 1996 and approximately $6.1 million (20.8% of revenue) for the three months ended June 30, 1997. General and administrative expenses were approximately $9.7 million (25.9% of revenue) for the six months ended June 30, 1996 and approximately $11.6 million (21.1% of revenue) for the six months ended June 30, 1997. Although the Company experienced decreased expenses relating to the implementation of the Company's wholesale network services strategy in June 1996 (approximately $0.6 million and $1.1 million for the respective periods) and the sale of InterCon in February 1997 (approximately $0.7 million and $1.1 million for the respective periods), overall general and administrative expenses increased due to charges of approximately $2.0 million and $3.4 million for the respective periods relating to an increase in the provision for doubtful accounts receivable. The provision for doubtful accounts increased to 6.2% of revenue in the six months ended June 30, 1997 from 2.0% of revenue in the comparable period in 1996. This increase is a result of the identification of certain inactive and/or terminated accounts as well as an aggressive analysis of the Company's accounts receivable portfolio. The Company may from time to time adjust its general and administrative function in response to current business developments.

    Depreciation and Amortization. Depreciation and amortization costs were approximately $7.0 million (34.8% of revenue) for the three months ended June 30, 1996 and approximately $6.1 million (20.5% of revenue) for the three months ended June 30, 1997. Depreciation and amortization costs were approximately $13.2 million (35.3% of revenue) for the six months ended June 30, 1996 and approximately $14.1 million (25.6% of revenue) for the six months ended June 30, 1997. Based upon its present business plan for its existing operations, the net effect of the decreases in depreciation and amortization due to the transfer of certain tangible and intangible assets in connection with the implementation of the Company's wholesale network services strategy in the second and third quarters of 1996 and the sale of its software operations in the first quarter of 1997 and increases due to anticipated capital expenditures associated with network infrastructure enhancements, the Company anticipates no material changes in the level of depreciation and amortization when compared to 1996. In addition, the Company anticipates that, upon completion of the transaction with IXC, as the Company accepts delivery of bandwidth from IXC, the Company's depreciation and amortization expenses will increase to reflect the depreciation and amortization of the acquisition cost of such bandwidth and related capital expenditures over their respective useful lives. The Company presently anticipates that acquisition cost of such bandwidth will be amortized over a 20-year period from the date of acceptance of the bandwidth.

    Interest Expense. Interest expense between periods remained fairly constant, decreasing from approximately $1.4 million for the three months ended June 30, 1996 to approximately $1.3 million for the three months ended June 30, 1997. Interest expense increased from approximately $2.2 million for the six months ended June 30, 1996 to approximately $2.6 million for the six months ended June 30, 1997. The approximately $0.4 million increase in interest expense for the six months ended June 30, 1997 as compared to the same period in 1996 was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements. The Company may incur increased borrowings and capital lease obligations in the near term in connection with its network enhancements which will further impact the amount of the Company's interest expense.

    Interest Income. Interest income decreased from approximately $0.9 million for the three months ended June 30, 1996 to approximately $0.7 million for the three months ended June 30, 1997. Interest income decreased from approximately $2.2 million for the six months ended June 30, 1996 to approximately $1.4 million for the six months ended June 30, 1997. The $0.3 million decrease for the three months ended June 30, 1997 and the $0.7 million decrease for the six months ended June 30, 1997 in interest income as compared to the same period in 1996 was principally due to a decrease in the amount of proceeds remaining from the Company's public offerings in 1995. All remaining proceeds are currently invested in short-term, investment grade, interest bearing securities.

    Other income. Other income of approximately $1.8 million and $2.8 million for the three and six months ended June 30, 1996, respectively, relates to the recognition of realized gains on equity securities which were sold by the Company.

    Gain on sale of subsidiary. The gain on the sale of subsidiary of approximately $5.7 million relates to the sale for the first quarter of 1997 of the Company's software subsidiary, InterCon, for cash consideration of $12.0 million. In connection with the sale, the Company also was paid $8.5 million in cash as repayment of intercompany debt owed by InterCon to the Company.

    Net loss and loss per share. As a result of the factors discussed above, the Company's net loss was $10.9 million, or $0.28 per share, for the three months ended June 30, 1996, compared with a net loss of $11.3 million, or $0.28 per share, for the three months ended June 30, 1997. The Company's net loss was $25.8 million, or $0.67 per share, for the six months ended June 30, 1996, compared with a net loss of $20.6 million, or $0.51 per share, for the six months ended June 30, 1997.

Liquidity and Capital Resources

    The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from financial institutions and other third parties and through the issuance of equity securities.

    Cash flow used in operating activities was approximately $18.4 million and $10.8 million for the six months ended June 30, 1996 and 1997, respectively. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

    Cash flow used in investing activities for the six months ended June 30, 1996 was approximately $16.9 million and cash flow provided by investing activities for the six months ended June 30, 1997 was approximately $13.1 million. The expansion of the Company's network resulted in capital expenditures of approximately $29.5 million and $19.8 million for the six months ended June 30, 1996 and 1997, respectively (which included capital expenditures financed under equipment financing agreements aggregating approximately $27.2 million and $10.9 million for the six months ended June 30, 1996 and 1997, respectively). Additionally, for the six months ended June 30, 1996, the Company invested approximately $17.1 million in equity and debt securities with original maturities of greater than 90 days and received $3.2 million from the sale of certain equity investments held by the Company. In February 1997, the Company sold its software subsidiary, InterCon, for cash consideration of $12.0 million. The Company also was paid $8.5 million as repayment of intercompany debt owed by InterCon to the Company.

    Cash flow used in financing activities was approximately $10.9 million and $6.1 million for the six months ended June 30, 1996 and 1997, respectively. For the six months ended June 30, 1996 and 1997, the Company made repayments aggregating $15.7 million and $12.9 million, respectively, on its financing facilities. Additionally, for the six months ended June 30, 1996 and 1997, the Company received proceeds from the issuance of notes payable of $6.3 million and $5.6 million, respectively.

   As of June 30, 1997, the Company had approximately $49.0 million of cash and cash equivalents, approximately $3.0 million of short-term investments and marketable securities and approximately $23.3 million available under financing facilities for the future financing of data communications equipment and other fixed assets, and a $5.0 million working capital facility, subject to availability under a borrowing base formula (at June 30, 1997 a maximum availability of approximately $4.4 million), under which $3.0 million was outstanding. The Company's financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants and restrict the payment of dividends.

    As of June 30, 1997, the Company had commitments to certain telecommunications vendors totaling approximately $28.9 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities and, as of June 30, 1997, the Company was obligated to make future minimum lease payments of approximately $14.0 million on non-cancellable operating leases expiring in various years through 2005.

    In order to take full advantage of the bandwidth being acquired from IXC, in addition to other planned capital expenditures, the Company expects to incur capital expenditures through the end of the year 2000 of up to approximately $95 million. The Company believes it will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to the Company's then existing financing capabilities, market conditions, competition and other factors. Accordingly, the Company believes that working capital generated from the use of such bandwidth, together with other working capital from operations, from existing credit facilities, and from proceeds of future equity or debt financings (which the Company expects to be able to obtain when needed), will be sufficient to meet the presently anticipated working capital and capital expenditure requirements of its operations. In the event the Company has a Contingent Payment Obligation to IXC, it may be satisfied by the delivery of stock or, at the Company's option, cash or a combination thereof, and the Company presently believes that it has sufficient flexibility to satisfy such obligation.

Recent Accounting Pronouncements

    In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which is effective for the Company's December 31, 1997 financial statements. The Company anticipates that the adoption of SFAS No. 128 will not have a material effect on the Company's reported loss per share data.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and displaying comprehensive income, as defined, and its components. The Company plans to adopt the Statement's disclosure requirements in 1998.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for the way companies report information about operating segments in annual and interim financial statements. Generally, the Statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company plans to adopt the Statement's disclosure requirements in 1998.

                          PART II. OTHER INFORMATION

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


(a)  The Annual Meeting of Shareholders of the Company was held on May 10, 1997.

(c) Proxies representing 31,138,036 shares were received (total shares outstanding as of the Record Date were 40,174,039). The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

     (i) The election of David N. Kunkel, William L. Schrader, Ian P. Sharp and William A. Wilson as directors of the Company for terms expiring in 1999.

          Votes for Mr. Kunkel                    30,326,442
          Votes withheld from Mr. Kunkel             811,594

          Votes for Mr. Schrader                  30,497,744
          Votes withheld from Mr. Schrader           640,292

          Votes for Mr. Sharp                     29,819,419
          Votes withheld from Mr. Sharp            1,318,617

          Votes for Mr. Wilson                    30,501,019
          Votes withheld from Mr. Wilson             637,017


     (ii) The ratification of the appointment by the Board of Directors of Price Waterhouse LLP as independent accountants of the Company for the year ending December 31, 1997.

                      Votes for                          30,511,923
                      Votes against                         528,952
                      Abstentions                            97,161


There were no broker non-votes in respect of the foregoing matters.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The following Exhibits are filed herewith:

      Exhibit 2.1 IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc. *

      Exhibit 10.1 Joint Marketing and Services Agreement dated as of July 22, 1997 between IXC Internet Services Inc. and PSINet Inc. *

      Exhibit 11.1 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended June 30, 1997

      Exhibit 11.2 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Six Months Ended June 30, 1997

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

(b)     Reports on Form 8-K

        None.

                                     PSINET INC.
                                      FORM 10-Q
                                    JUNE 30, 1997

                                     SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PSINet Inc.


August 14, 1997                           By:  /s/ William L. Schrader
--------------------                         --------------------------------
      Date                                     William L. Schrader
                                               Chairman, President, Chief
                                               Executive Officer and Director

August 14, 1997                           By:  /s/ Edward D. Postal
--------------------                         --------------------------------
      Date                                     Edward D. Postal
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)

                                    EXHIBIT INDEX


Item 6 (a)       Exhibits:

Exhibit               Exhibit Name
-------               ------------

 2.1  IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc.........

10.1  Joint Marketing and Services Agreement dated as of July 22, 1997 between IXC Internet Services Inc. and PSINet Inc .........

11.1  Calculation of Loss per Share and Weighted Average Shares Used in
      Calculation for the Three Months Ended June 30, 1997........


11.2  Calculation of Loss per Share and Weighted Average Shares Used in
      Calculation for the Six Months Ended June 30, 1997...............


27    Financial Data Schedule..........................................

99.1  Risk Factors.....................................................