Form 10-Q
period 1997-09-30
PSINET INC
filed 1997-11-14
CIK 940716

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period Ended September 30, 1997

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

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

     Common Stock, $.01 par value - 40,434,933 shares as of October 31, 1997 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                    The Index of Exhibits appears on page 24.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   PSINET INC.


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of December 31, 1996 and
              September 30, 1997 . . . . . . . . . . . . . . . . . . . . .   3

            Consolidated Statements of Operations for the three and
              nine months ended September 30, 1996 and
              September 30, 1997 . . . . . . . . . . . . . . . . . . . . .   4

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1996 and September 30, 1997. . . . . . . .   5

            Notes to Consolidated Financial Statements . . . . . . . . . .   6


  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . .  11

PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . .  19

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

    PART I. FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS

                                  PSINET INC.
                           CONSOLIDATED BALANCE SHEETS
                           (Thousands of U.S. Dollars)



                                                                             DECEMBER 31, 1996  SEPTEMBER 30, 1997
                                ASSETS                                            (AUDITED)         (UNAUDITED)
                                                                             -----------------  ------------------
Current assets:
  Cash and cash equivalents..................................................   $    52,695        $     40,510
  Short-term investments and marketable securities...........................         4,649               3,000
  Accounts receivable, net...................................................        17,421              13,004
  Notes receivable...........................................................           747               5,098
  Prepaid expenses...........................................................         1,963               2,597
  Other current assets.......................................................         4,836               2,408
                                                                                -----------        ------------
    Total current assets.....................................................        82,311              66,617
                                                                                -----------        ------------
                                                                                -----------        ------------

Property and equipment, net................................................          72,061              82,145
Goodwill and other intangibles, net........................................          16,673               2,066
Other assets and deferred charges..........................................           6,067               3,207
                                                                                -----------        ------------
Total assets...............................................................     $   177,112        $    154,035
                                                                                -----------        ------------
                                                                                -----------        ------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit.............................................................   $     2,000        $      3,000
  Current portion of long-term debt..........................................        24,915              32,860
  Trade accounts payable.....................................................        19,868              21,723
  Accrued payroll and related expenses.......................................         3,098               3,323
  Other accounts payable and accrued liabilities.............................         3,632               2,341
  Deferred revenue...........................................................         5,612               5,398
                                                                                -----------        ------------
    Total current liabilities................................................        59,125              68,645

Long-term debt.............................................................          26,938              25,335
Deferred income taxes......................................................             476                  --
Other liabilities..........................................................             790               1,238
                                                                                -----------        ------------
    Total liabilities......................................................          87,329              95,218
                                                                                -----------        ------------

Shareholders' equity:
  Preferred stock............................................................            --                  --
  Common stock...............................................................           402                 405
  Capital in excess of par value.............................................       208,000             208,406
  Retained deficit...........................................................      (116,636)           (147,901)
  Treasury stock.............................................................        (2,005)             (2,005)
  Cumulative foreign currency translation adjustment.........................            22                 (88)
                                                                                -----------        ------------
    Total shareholders' equity...............................................        89,783              58,817
                                                                                -----------        ------------

Total liabilities and shareholders' equity.................................     $   177,112        $    154,035
                                                                                -----------        ------------
                                                                                -----------        ------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                PSINET INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Thousands of U.S. Dollars, Except Per Share Amounts)



                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1996        1997        1996        1997
                                                                    ----------  ----------  ----------  ----------
                                                                          (UNAUDITED)            (UNAUDITED)

Revenue...........................................................  $   24,147  $   32,001  $   61,547  $   87,147
Other income, net.................................................       3,017      --           5,417      --
                                                                    ----------  ----------  ----------  ----------
                                                                        27,164      32,001      66,964      87,147
Operating costs and expenses:
  Data communications and operations..............................      19,698      23,765      50,169      66,847
  Sales and marketing.............................................       6,000       6,210      20,865      18,070
  General and administrative......................................       5,309       5,354      15,012      16,976
  Depreciation and amortization...................................       8,377       6,557      21,585      20,648
                                                                    ----------  ----------  ----------  ----------
    Total operating costs and expenses............................      39,384      41,886     107,631     122,541

Loss from operations..............................................     (12,220)     (9,885)    (40,667)    (35,394)

Interest expense..................................................      (1,411)     (1,516)     (3,654)     (4,162)
Interest income...................................................       1,179         550       3,346       1,995
Other income (expense)............................................          19         177       2,863         119
Gain on sale of subsidiary........................................      --          --          --           5,701
Equity in loss of affiliate.......................................        (100)     --            (307)     --
                                                                    ----------  ----------  ----------  ----------

Loss before income taxes..........................................     (12,533)    (10,674)    (38,419)    (31,741)
Income tax benefit................................................          40      --             119         476
                                                                    ----------  ----------  ----------  ----------

Net loss..........................................................  $  (12,493) $  (10,674) $  (38,300) $  (31,265)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

Loss per share....................................................  $    (0.31) $    (0.26) $    (0.98) $    (0.78)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

Shares used in computing loss per share...........................      39,888      40,407      39,143      40,264
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                    PSINET INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands of U.S. Dollars)




                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)

Net cash used in operating activities.....................................................  $  (28,391) $  (13,009)
                                                                                            ----------  ----------

Cash flows from investing activities:
  Purchases of property and equipment, net................................................        (508)     (9,120)
  Purchase of short-term investments and marketable securities............................     (14,621)     (3,000)
  Net proceeds from sale of subsidiary....................................................      --          20,353
  Proceeds from sale of investments.......................................................       3,219       4,649
  Other, net..............................................................................        (610)        148
                                                                                            ----------  ----------
    Net cash (used in) provided by investing activities...................................     (12,520)     13,030
                                                                                            ----------  ----------

Cash flows from financing activities:
  Net (payments) proceeds on line of credit...............................................      (1,012)      1,000
  Proceeds from issuance of notes payable.................................................       6,848       5,988
  Repayments of notes payable.............................................................      (3,368)     (5,290)
  Principal payments under capital lease obligations......................................     (20,172)    (14,313)
  Other, net..............................................................................       1,605         409
                                                                                            ----------  ----------
    Net cash used in financing activities.................................................     (16,099)    (12,206)
                                                                                            ----------  ----------

Net decrease in cash and cash equivalents.................................................     (57,010)    (12,185)
Cash and cash equivalents, beginning of year..............................................     102,710      52,695
                                                                                            ----------  ----------

Cash and cash equivalents, end of period..................................................  $   45,700  $   40,510
                                                                                            ----------  ----------
                                                                                            ----------  ----------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                   PSINET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note l - Basis of Presentation

   These consolidated financial statements for the three and nine months ended September 30, 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and subsidiaries (collectively, "PSINet" or the "Company") as of December 31, 1996 incorporated by reference in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of December 31, 1996 incorporated by reference in the Company's Annual Report and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the periods ended March 31, 1997 and June 30, 1997 included in the Company's Form 10-Q for the quarters then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1997. The results of operations for the three and nine month periods ended September 30, 1997 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1997.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Note 2 - Loss per Share

   Loss per share is computed using the weighted average number of shares of common stock that were outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants. Common stock equivalent shares are calculated using the treasury stock method.

   Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (EPS), which is effective for the Company's December 31, 1997 financial statements, requires disclosure of Basic EPS and Diluted EPS. Basic EPS excludes the dilutive effect of common stock equivalents. Diluted EPS reflects the potential dilution that could occur if common stock equivalents or other contracts to issue common stock were exercised or converted into common stock. The Company anticipates that the adoption of SFAS No. 128 will not have a material effect on the Company's loss per share data.

Note 3 - Short-Term Investments and Marketable Securities

   At September 30, 1997, short-term investments and marketable securities consisted of debt securities classified as held-to-maturity with original maturities of greater than 90 days.

   Other income for the nine months ended September 30, 1996 consisted of $2.8 million of realized gains on equity securities sold by the Company.

                                   PSINET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Long-Term Debt

   During the nine months ended September 30, 1997, the Company incurred capital lease obligations of $20.0 million upon the execution of leases for new data communications equipment and other fixed assets. At September 30, 1997, the aggregate unused portion under the Company's various financing arrangements for purchases of data communications equipment and other fixed assets was $26.4 million.

   Additionally, the Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5.0 million or 75% of qualified accounts receivable which secure the loan, less 20% of the aggregate principal amount of certain term credit advances (approximately $4.4 million at September 30, 1997). There was $3.0 million advanced under this credit agreement at September 30, 1997. Interest is payable monthly at an annual rate of prime plus 1.5% (10% at September 30, 1997).

Note 5 - Sale of Subsidiary

   Effective as of February 1, 1997, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, InterCon Systems Corporation ("InterCon"), to Ascend Communications, Inc. The Company recognized a gain of $5.7 million in connection with the sale of InterCon.

Note 6 - Agreements with Chatterjee Management Company

   On September 19, 1996, the Company entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Chatterjee Management Company (doing business as The Chatterjee Group), a Delaware corporation ("Chatterjee"), pursuant to which the Company and an investment group led by Chatterjee (the "Chatterjee Investor Group") would establish a joint venture for the purpose of building an Internet network across Europe and providing Internet-related services in Europe and such investment group would invest up to $41.0 million in the joint venture. No monies were invested by Chatterjee or the Chatterjee Investment Group pursuant to the Joint Venture Agreement nor were any other actions undertaken to implement it. The Company nevertheless has continued to proceed on its own to provide Internet-related services in the European market. While the parties sought, for a period of time, to negotiate a direct investment in the Company by Chatterjee, those negotiations were not successful. As a result, the Company believes that it is likely that Chatterjee may seek to commence arbitration or other adversarial proceedings against the Company under the Joint Venture Agreement and related documents (seeking, among other things, to enforce the Joint Venture Agreement) or otherwise. In any such event, the Company would vigorously defend such action.

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

Note 7 - Recently Issued Accounting Pronouncements (continued)

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

Note 8 - Agreements with IXC Internet Services, Inc.

   On July 22, 1997, the Company entered into an IRU and Stock Purchase Agreement, as amended on October 1, 1997, with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire a 20-year noncancellable indefeasible right of use ("IRU") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth across the IXC fiber optic telecommunication network within the United States in exchange for an approximately 20 percent (post-issuance) common stock interest in the Company. The Company also signed a long-term joint marketing and services agreement with IXC. Under the marketing and services agreement, the Company will be selling its Internet access and value-added
services through IXC.   The non-exclusive marketing and services agreement
provides for IXC and its resellers to be able to offer all of the Company's Internet services with long distance and other telephone services to IXC customers throughout the United States.

   In connection with this transaction, IXC will receive common stock at closing equal to approximately 20 percent of the issued and outstanding shares of the Company, after giving effect to the IXC issuance (the "Initial Shares"). In addition, if the fair market value of the Initial Shares is less than $240.0 million at the earlier of one year following delivery and acceptance of the total bandwidth or the fourth anniversary of the closing of the transaction, the Company has agreed to provide IXC with additional stock and/or cash, at the Company's sole option, in an amount equal to the difference between $240.0 million and the then fair market value of such shares (the "Contingent Payment Obligation"). The Company has the right to accelerate its Contingent Payment Obligation to deliver additional stock and/or cash to IXC at any date after the closing of this transaction. In addition, the right of IXC to receive the Contingent Payment Obligation will terminate on such date as the Initial Shares value, as defined, is equal to or greater than $240.0 million. The agreement permits PSINet to use the OC-48 bandwidth for any purpose in connection with the provision of Internet services and for non-Internet telecommunications transport at a rate of DS-3 or less, but restricts PSINet and its customers from using the OC-48 bandwidth to deliver private line or long distance telephone services (based on non-Internet telephone switching technologies) to any third party. The agreement contemplates that the total amount of OC-48 bandwidth will be delivered to the Company in specified minimum increments every six months during the two year period following the closing of this transaction. In addition, after the closing of this transaction, the Company expects to incur on an annual basis approximately $1.15 million in operation and maintenance fees with respect to the IRU to be acquired from IXC per each 1,000 route miles of OC-48 bandwidth accepted under the purchase agreement with IXC. The transaction with IXC is expected to close prior to March 31, 1998, subject to approval by the Company's shareholders and other closing conditions. In addition, the Company's Board of Directors has approved certain modifications to the Company's Preferred Stock Purchase Rights Plan in connection with this transaction.

                                   PSINET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Nonmonetary Exchange Transaction

   The Company exchanges capacity on its network for capacity on the network of another Internet service provider.

   The Company records such exchange agreement at the fair value of either the services provided or received, whichever is more readily determinable. For the nine months ended September 30, 1997, the Company recognized $1.2 million of revenue and data communications and operations expense relating to such an exchange.

Note 10 - Wholesale Financing Arrangements

   The Company is obligated, under the terms of one of its wholesale network services agreements, to provide the wholesale customer with a rental facility of up to $5.0 million for telecommunications equipment owned or leased by the Company and deployed in the customer's network. As of September 30, 1997, the Company had provided $1.4 million of equipment to the wholesale customer under three year operating leases. Additionally, under the terms of the agreement, the customer may defer payments until July 31, 1998 on payables of up to $5.0 million for wholesale network services provided by the Company until July 31, 1998. At September 30, 1997, $3.2 million under this agreement is reflected as current notes receivable.

Note 11 - Subsequent Events

Private Placement

   On November 10, 1997, the Company completed a private placement of 600,000 shares of its Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") for proceeds of $30.0 million, before expenses. Each share of Series B Preferred Stock has a par value of $.01 per share and a stated value of $50.00 per share. The Series B Preferred Stock will accrue dividends at an annual rate of 8%, payable quarterly, in cash or the Company's Series B Preferred Stock, at the Company's option.

   The Series B Preferred Stock is convertible into the Company's common stock at $10 per share during the first year. In certain circumstances, the conversion price may be reset at the end of each year based on the Company's stock price. The Company also has the right to call the Series B Preferred Stock for redemption under certain circumstances and commencing on the third anniversary of original issuance. The Company is subject to certain restrictions on the redemption, purchase or acquisition of, and the payment of dividends on, common stock while the Series B Preferred Stock is outstanding. The holders were granted certain registration rights in connection with the transaction.

   Proceeds of the issuance are invested in short-term, investment grade, interest bearing securities. The proceeds will be used for general corporate purposes and acquisition support.

                                   PSINET INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 - Subsequent Events (continued)

iSTAR internet inc. Acquisition

   On November 10, 1997, the Company announced the execution of a definitive agreement for the acquisition of all of the outstanding common stock of iSTAR internet inc. ("iSTAR"), a Canadian Internet solutions company providing advanced Internet services for businesses, institutions and individuals for US$0.86 (C$1.206) per share or approximately US$25.0 million payable in shares of a new series of the Company's preferred stock. The transaction is expected to be completed within 60 to 90 days and is subject to certain closing conditions including government, regulatory, and third party approvals.

   Under the terms of the agreement, iSTAR shareholders will receive non-voting, 8% cumulative convertible preferred stock of the Company. Up to one-third of the convertible preferred stock of each holder will be convertible on or after each of April 1, 1998, July 1, 1998 and January 1, 1999, at the ten-day weighted average price of the Company's common stock prevailing at the time of conversion, subject to certain limitations. Any remaining convertible preferred stock outstanding at the end of three years, if not converted, will be subject to optional redemption by the Company. The Company also has the right to call the convertible preferred stock for redemption at any time following six months from the date of issuance. Prior to the closing of the transaction, the Company is obligated to provide iSTAR approximately US$3.6 million in short-term financing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and associated notes thereto and the audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 1996 incorporated by reference to the Company's Annual Report on Form 10-K, and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the periods ended March 31, 1997 and June 30, 1997 included in the Company's Form 10-Q for such periods, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Exhibit 99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.

General

   PSINet is a leading provider of turn-key corporate Internet and intranet access, managed security services, electronic commerce solutions, Web hosting services and Wholesale Network Services throughout the United States and internationally. PSINet manages a fast-packet network that provides high speed Internet access ranging from dedicated high-speed circuits to ISDN to high-speed modem dial-up. Pursuant to wholesale network services agreements with other Internet service providers ("ISPs"), the Company also provides Internet connection services which allow the subscribers of the ISPs to connect to the Internet through PSINet's network local access points called Points-of-Presence or "POPs" for specified fees payable by the ISPs. At September 30, 1997, the Company served approximately 23,000 corporate customers and 41 ISPs through more than 350 POPs.

   Since the commencement of the Company's operations in 1989, the Company has undertaken a program of developing and expanding its network. In connection with this development and expansion, the Company has made significant investments in telecommunications circuits and equipment. These investments generally are made in advance of anticipated customer growth and resulting revenue. The Company also has increased its sales and marketing, customer support, network operations and field services commitments in anticipation of the expansion of its customer base. These expansion efforts have caused the Company to experience fluctuations in expenses from time to time, both in absolute terms and as a percentage of revenue. The nature and amount of these expenses may continue to fluctuate over time as the Company shifts its focus from expanding its network to refining and enhancing its existing network.

Strategic Alliance with IXC Internet Services, Inc.

   On July 22, 1997, the Company entered into an IRU and Stock Purchase Agreement, as amended on October 1, 1997 (the "IRU Agreement"), with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire a 20-year noncancellable indefeasible right of use ("IRU") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth across the IXC fiber optic telecommunication network within the United States in exchange for an approximately 20 percent (post-issuance) common stock interest in the Company. The Company also signed a long-term marketing agreement with IXC. Under the marketing agreement, the Company will be selling its Internet access and value-added services through IXC. The non-exclusive marketing agreement provides for IXC and its resellers to be able to offer all of the Company's Internet services with long distance and other telephone services to IXC customers throughout the United States.

   In connection with this transaction, IXC will receive common stock at closing equal to approximately 20 percent of the issued and outstanding shares of the Company, after giving effect to the IXC issuance (the "Initial Shares"). In addition, if the fair market value of the Initial Shares is less than $240.0 million at the earlier of one year following delivery and acceptance of the total bandwidth or the fourth anniversary of the closing of the transaction, the Company has agreed to provide IXC with additional stock and/or cash, at the Company's sole option, in an amount equal to the difference between $240.0 million and the then fair market value of such shares (the "Contingent Payment Obligation"). The Company has the right to accelerate its Contingent Payment Obligation to deliver additional stock and/or cash to IXC at any date after the closing of this transaction. In addition, the right of IXC to receive the Contingent Payment Obligation will terminate on such date the Initial Shares value, as defined, is equal to or greater than $240.0 million. The agreement permits PSINet to use the OC-48 bandwidth for any purpose in connection with the provision of Internet services and for non-Internet telecommunications transport at a rate of DS-3 or less, but restricts PSINet and its customers from using the OC-48 bandwidth to deliver private line or long distance telephone services (based on non-Internet telephone switching technologies) to any third party. The agreement contemplates that the total amount of OC-48 bandwidth will be delivered to the Company in specified minimum increments every six months during the two year period following the closing of this transaction. In addition, after the closing of this transaction, the Company expects to incur on an annual basis approximately $1.15 million in operation and maintenance fees with respect to the IRUs to be acquired from IXC per each 1,000 route miles of OC-48 bandwidth accepted under the IRU Agreement. The transaction is expected to close prior to March 31, 1998, subject to approval by the Company's shareholders and other closing conditions. In addition, the Company's Board of Directors has approved certain modifications to the Company's Preferred Stock Purchase Rights Plan in connection with this transaction.

Issuance of Preferred Stock

   On November 10, 1997, the Company completed a private placement of 600,000 shares of its Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") for proceeds of $30.0 million, before expenses. Each share of Series B Preferred Stock has a par value of $.01 per share and a stated value of $50.00 per share. The Series B Preferred Stock will accrue dividends at an annual rate of 8%, payable quarterly, in cash or the Company's Series B Preferred Stock, at the Company's option.

   The Series B Preferred Stock is convertible into the Company's common stock at $10 per share during the first year. In certain circumstances, the conversion price may be reset at the end of each year based on the Company's stock price. The Company also has the right to call the Series B Preferred Stock for redemption under certain circumstances and commencing on the third anniversary of original issuance. The Company is subject to certain restrictions on the redemption, purchase or acquisition of, and the payment of dividends on, common stock while the Series B Preferred Stock is outstanding. The holders were granted certain registration rights in connection with the transaction.

Sale of Software Operations

   To further refine the Company's focus on corporate Internet services, in February 1997, the Company sold its software subsidiary, InterCon Systems Corporation ("InterCon"), to Ascend Communications, Inc. ("Ascend") for cash consideration of $12.0 million. The Company also was paid $8.5 million in cash by Ascend as repayment of intercompany debt owed by InterCon to the Company. Revenue and expenses of InterCon included in the Company's consolidated statements of operations were $1.1 million and $3.6 million, respectively, for the three months ended September 30, 1996, while there were no results of operations related to InterCon for the three months ended September 30, 1997. For the nine months ended September 30, 1996, revenue and expenses relating to InterCon were $4.2 million and $8.7 million, respectively, and $0.3 million and $1.1 million, respectively, for the nine months ended September 30, 1997.

International Operations

   The Company's revenue from international operations increased from $1.9 million (7.9% of consolidated revenue) for the three months ended September 30, 1996 to $5.1 million (16.0% of consolidated revenue) for the three months ended September 30, 1997. Revenue increased from $4.5 million (7.3% of consolidated revenue) for the nine months ended September 30, 1996 to $11.6 million (13.4% of consolidated revenue) for the nine months ended September 30, 1997.

   As part of the Company's continuing strategy to offer Internet-based business communication solutions globally, on October 30, 1997, the Company acquired CalvaCom SA, an Internet service provider in France for approximately $3.1 million in cash. Additionally, on November 10, 1997, the Company announced the execution of a definitive agreement for the acquisition of all of the outstanding common stock of iSTAR internet inc. ("iSTAR"), a Canadian Internet solutions company providing advanced Internet services for businesses, institutions and individuals for US$0.86 (C$1.206) per share or approximately US$25.0 million payable in shares of a new series of the Company's convertible preferred stock. The transaction is expected to be completed within 60 to 90 days and is subject to certain closing conditions including shareholder, government, regulatory, and third party approvals. These acquisitions will be accounted for as purchase business combinations, and accordingly, the purchase price will be allocated to net tangible assets acquired with the excess allocated to intangible assets which will be amortized over the estimated economic life of the intangible assets from the date of acquisition.

Three and Nine Months Ended September 30, 1997 as Compared to the Three and Nine Months Ended September 30, 1996

Results of Operations

    Revenue. Revenue is derived from the sale of Internet access and related services to businesses. Revenue increased by 32.5% from $24.1 million for the three months ended September 30, 1996 to $32.0 million for the three months ended September 30, 1997. Revenue increased by 41.6% from $61.5 million for the nine months ended September 30, 1996 to $87.1 million for the nine months ended September 30, 1997. The increase in revenue over the comparable three and nine month periods in 1996 resulted principally from greater sales of Internet services to businesses and new revenue generated from wholesale network services not provided until late 1996, offset by a decrease in consumer-oriented revenue and software revenue. The Company believes the greater revenue was attributable to a number of factors including an increase in the number of customers facilitated by an increase in the Company's network capability; an expansion of the Company's sales force; greater public awareness and acceptance of the Internet and increased international revenue.
 The Company's corporate customer base increased by 52.3% from approximately 15,100 corporate customers at September 30, 1996 to approximately 23,000 corporate customers and 41 ISPs at September 30, 1997. At September 30, 1997, the Company served these customers through more than 350 POPs.

    Other Income, Net. Other income, net, consists of the consideration received, net of related asset costs and transfer expenses relating to the transfer of substantially all of the Company's individual consumer subscribers and certain related tangible and intangible assets during the second and third quarters of 1996. Other income, net was $3.0 million and $5.4 million for the three and nine months ended September 30, 1996, respectively.

    Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance circuit costs, local loop costs and expenses associated with network operations, customer support and field service. Data communications and operations expenses have increased, (although decreased as a percentage of revenue) from $19.7 million (81.6% of revenue) to $23.8 million (74.3% of revenue) for the three months ended September 30, 1996 and 1997, respectively. Data communications and operations expenses for the nine months ended September 30, 1996 and 1997, respectively have also increased (although decreased as a percentage of revenue) from $50.2 million (81.5% of revenue) to $66.8 million (76.7% of revenue). The $4.1 million increase for the three months ended September 30, 1997 and the $16.6 million increase for the nine months ended September 30, 1997 in data communications and operations expenses as compared to the same periods in 1996 related principally to increases in
(i) costs associated with providing dedicated circuits to the Company's InterFrame and InterMan customers and (ii) circuit costs relating to the Company's network infrastructure enhancements. Circuit costs relating to the Company's new and expanded POPs generally are incurred by the Company in advance of anticipated growth in the Company's customer base. Although the Company expects that data communications and operations expenses will continue to increase as the Company's customer base continues to grow, it anticipates that such expenses will continue to decrease as a percentage of revenue. In addition, the Company anticipates that costs for data communications and operations per equivalent route mile will decrease upon completion of the transaction with IXC, as the Company accepts delivery of bandwidth from IXC and, in connection therewith, terminates leased circuit arrangements with IXC as well as other telecommunications carriers.

    Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses remained fairly constant, increasing from $6.0 million (24.9% of revenue) for the three months ended September 30, 1996 to $6.2 million (19.4% of revenue) for the three months ended September 30, 1997. Sales and marketing expenses decreased from $20.9 million (33.9% of revenue) for the nine months ended September 30, 1996 to $18.1 million (20.7% of revenue) for the nine months ended September 30, 1997. The $2.8 million decrease for the nine months ended September 30, 1997, as compared to the same period in 1996, resulted principally from an aggregate reduction in sales and marketing expenses of $6.5 million associated with the a change in the Company's wholesale network services strategy and the sale of InterCon. These decreased expenses were offset, in part, by an increase of $3.2 million in sales and marketing expenses relating to the expansion of the Company's operations in Canada, Japan and Europe. All advertising and marketing costs are expensed in the period incurred. The Company expects that, as a result of continued emphasis on its wholesale network services strategy and its continued efforts to focus on increasing its corporate customer base, its sales and marketing expenses will continue to grow in amount but continue to decrease as a percentage of revenue over the long-term.

    General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were approximately $5.3 million (22.0% of revenue) for the three months ended September 30, 1996 and $5.4 million (16.7% of revenue) for the three months ended September 30, 1997. General and administrative expenses were $15.0 million (24.4% of revenue) for the nine months ended September 30, 1996 and $17.0 million (19.5% of revenue) for the nine months ended September 30, 1997. Although the Company experienced decreased expenses relating to the change in the Company's wholesale network services strategy in the second and third quarters of 1996 (a decrease of $0.6 million and $1.6 million for the respective three and nine month periods) and the sale of InterCon in February 1997 (a decrease of $0.7 million and $1.7 million for the respective three and nine month periods), overall general and administrative expenses increased due to increases in the provision for doubtful accounts receivable of $0.4 million and $3.8 million for the respective three and nine month periods. This increase resulted from the identification of certain inactive and/or terminated accounts as well as an on-going analysis of the Company's accounts receivable portfolio. The Company may from time to time adjust its general and administrative function in response to current business developments.

    The Company expects to have approximately $3.0 million to $5.0 million in additional fourth quarter expenditures to support initiatives related to customer support, marketing, systems and dial-up connectivity, which will impact general and administrative expenses as well as other components of operating costs and expenses.

    Depreciation and Amortization. Depreciation and amortization costs were $8.4 million (34.7% of revenue) for the three months ended September 30, 1996 and $6.6 million (20.5% of revenue) for the three months ended September 30, 1997. Depreciation and amortization costs were $21.6 million (35.1% of revenue) for the nine months ended September 30, 1996 and $20.6 million (23.7% of revenue) for the nine months ended September 30, 1997. Based upon its present business plan for its existing operations, the net effect of the decreases in depreciation and amortization due to the transfer of certain tangible and intangible assets in connection with the implementation of the Company's wholesale network services strategy in the second and third quarters of 1996 and the sale of its software operations in the first quarter of 1997 and increases due to anticipated capital expenditures associated with network infrastructure enhancements, the Company anticipates no material changes in the level of depreciation and amortization when compared to 1996. However, the Company anticipates that, upon consummation of the transactions contemplated with IXC, as the Company accepts delivery of bandwidth from IXC, and the consummation of the recent acquisitions, the Company's depreciation and amortization expenses will increase significantly.

    Interest Expense. Interest expense between periods remained fairly constant, increasing from $1.4 million for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. Interest expense increased from $3.7 million for the nine months ended September 30, 1996 to $4.2 million for the nine months ended September 30, 1997. The $0.5 million increase in interest expense for the nine months ended September 30, 1997 over the comparable period in 1996 was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements. As the Company continues its international expansion of its network and positions itself to take advantage of the IXC transaction, the Company expects to incur increased borrowings and capital lease obligations in the near term which will further impact the amount of the Company's interest expense.

    Interest Income. Interest income decreased from $1.2 million for the three months ended September 30, 1996 to $0.6 million for the three months ended September 30, 1997. Interest income decreased from $3.3 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. The $0.6 million decrease for the three months ended September 30, 1997 and the $1.3 million decrease for the nine months ended September 30, 1997 in interest income as compared to the comparable period in 1996 was principally due to a decrease in the amount of proceeds remaining from the Company's public offerings in 1995. All remaining proceeds are currently invested in short-term, investment grade, interest bearing securities.

    Other income. Other income of $2.9 million for the nine months ended September 30, 1996 relates to the recognition of realized gains on equity securities that were sold by the Company.

    Gain on sale of subsidiary. The gain on the sale of subsidiary of $5.7 million relates to the sale in the first quarter of 1997 of the Company's software subsidiary, InterCon.

   Net loss and loss per share. As a result of the factors discussed above, the Company's net loss was $12.5 million, or $0.31 per share, for the three months ended September 30, 1996, compared with a net loss of $10.7 million, or $0.26 per share, for the three months ended September 30, 1997. The Company's net loss was $38.3 million, or $0.98 per share, for the nine months ended September 30, 1996, compared with a net loss of $31.3 million, or $0.78 per share, for the nine months ended September 30, 1997. Dividends payable with respect to Series B Preferred Stock and other new series of preferred stock that may be issued in connection with the iSTAR acquisition will impact the loss per share computation.

   In its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company reported that it would achieve positive earnings before interest, taxes, depreciation and amortization ("EBITDA") sometime during the second quarter of 1997 and would be profitable by the first quarter of 1998 or prior thereto. The Company has achieved breakeven EBITDA in certain months of the second and third quarters of 1997, but as a result of several factors that arose subsequent to the date of the Company's filing of its Form 10-K for fiscal 1996, the Company was unable to meet certain of its prior objectives. Principal among these factors adversely affecting the Company's operating performance were delivery delays for Primary Rate Interface ("PRI") telecommunications facilities required to meet customer demand, accelerated investment by the Company in its overseas operations in order to respond to rapidly developing markets, and lower than expected growth during the third quarter in the demand for its domestic Internet services.

Liquidity and Capital Resources

   The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from financial institutions and other third parties and through the issuance of equity securities.

   Cash flow used in operating activities was $28.4 million and $13.0 million for the nine months ended September 30, 1996 and 1997, respectively. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

   Cash flow used in investing activities for the nine months ended September 30, 1996 was $12.5 million and cash flow provided by investing activities for the nine months ended September 30, 1997 was $13.0 million. The expansion of the Company's network resulted in capital expenditures of $30.9 million and $29.1 million for the nine months ended September 30, 1996 and 1997, respectively (which included capital expenditures financed under equipment financing agreements aggregating $30.4 million and $20.0 million for the respective periods). Additionally, for the nine months ended September 30, 1996, the Company invested $14.6 million in equity and debt securities with original maturities of greater than 90 days and received $3.2 million from the sale of certain equity investments held by the Company. In February 1997, the Company sold its software subsidiary, InterCon, for cash consideration of $12.0 million. The Company also was paid $8.5 million as repayment of intercompany debt owed by InterCon to the Company.

   Cash flow used in financing activities was $16.1 million and $12.2 million for the nine months ended September 30, 1996 and 1997, respectively. During these periods the Company made repayments aggregating $23.5 million and $19.6 million, respectively, on its financing facilities and received proceeds from the issuance of notes payable of $6.8 million and $6.0 million, respectively.


   As of September 30, 1997, the Company had $40.5 million of cash and cash equivalents and $3.0 million of short-term investments and marketable securities. The Company also had $26.4 million available under financing facilities for the future financing of data communications equipment and other fixed assets, and a $5.0 million working capital facility, subject to availability under a borrowing base formula (at September 30, 1997 a maximum availability of $4.4 million), under which $3.0 million was outstanding.

   The Company's financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants such as those relating to liquidity, tangible net worth, EBITDA, leverage and debt service and prohibit the payment of dividends and the repurchase of capital stock of the Company without, in each case, the lender's consent. Additionally, on November 10, 1997, the Company completed a private placement of 600,000 shares of its Series B Convertible Preferred Stock for proceeds of $30.0 million, before expenses.

    As of September 30, 1997, the Company had commitments to certain telecommunications vendors totaling $29.1 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities and, as of September 30, 1997, the Company was obligated to make future minimum lease payments of $13.1 million on non-cancellable operating leases expiring in various years through 2005.

   In order to take full advantage of the IRUs being acquired from IXC, in addition to other planned capital expenditures, the Company expects to incur capital expenditures through the end of the year 2000 of up to approximately $95.0 million. In addition, after the closing of the IXC transactions, the Company expects to incur on an annual basis approximately $1.15 million in operation and maintenance fees with respect to the IRUs per each 1,000 route miles of OC-48 bandwidth accepted under the Purchase Agreement with IXC. Other planned capital expenditures expected to be incurred by the Company over the next four years include up to $35.0 million in connection with the Company's anticipated buildout of its pan-European Internet network.

   The Company is also obligated, under the terms of one of its Wholesale Network Services Agreements, to provide the wholesale customer with a rental facility of up to $5.0 million for telecommunications equipment ($1.4 million drawn at September 30, 1997) for deployment in the customer's network. In addition, the Company may be obligated in accordance with the Contingent Payment Obligation under the Purchase Agreement with IXC to provide IXC with additional stock and/or cash, at the Company's option, in an amount equal to the difference between $240.0 million and the then fair market value of such shares on the earlier of one year following delivery and acceptance of the total bandwidth to be acquired from IXC or the fourth anniversary of the closing of the transaction. The Company has the right to accelerate its Contingent Payment Obligation to deliver additional stock and/or cash to IXC at any date after the closing of the transaction.

   The Company presently believes it will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to the Company's then existing financing capabilities, market conditions, competition and other factors. Accordingly, the Company believes that working capital generated from the use of bandwidth corresponding to the IRUs to be acquired from IXC, together with other working capital from operations, from existing credit facilities, from capital lease financings, and from proceeds of future equity or debt financings (which the Company expects to be able to obtain when needed), will be sufficient to meet the presently anticipated working capital and capital expenditure requirements of its operations. There can be no assurance, however, that the Company will have access to sufficient additional capital and/or financing on satisfactory terms to enable it to meet its capital expenditure and working capital requirements. In the event the Contingent Obligation to IXC becomes payable, it may be satisfied by the Company, at the Company's sole option, by the delivery of additional shares of Common Stock or cash or a combination thereof, and the Company presently believes that, in such circumstances, it would have sufficient flexibility to satisfy the Contingent Obligation. There can be no assurance, however, that satisfaction of the Contingent Obligation will not have a material adverse effect on the Company and its shareholders.

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

PART II. OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On November 10, 1997, the Company completed a private placement of 600,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock") for proceeds of $30.0 million, before expenses. Each share of Series B Preferred Stock has a par value of $.01 per share and a stated value of $50.00 per share. The Series B Preferred Stock will accrue dividends at an annual rate of 8%, payable quarterly, in cash or the Company's Series B Preferred Stock, at the Company's option.

    The conversion price for each share of Series B Preferred Stock is equal to 125% of the five day average market price of the Company's common stock as of the original issue date. The initial conversion price for each share of Series B Preferred Stock is $10. The conversion price will reset each year on the anniversary date of the original issuance to the lower of i) the existing conversion price, or ii) the 30 day average market price of the Company's common stock on the anniversary date. On the third anniversary date of the original issuance, the conversion price will be reset to 95% of the 30 day average market price of the Company's common stock on the third anniversary date if the 30 day average market price is lower than the then existing conversion price. In no event may the Company issue more than 8,086,580 shares of common stock upon conversion of Series B Preferred Stock and in no event may the Company issue more than an aggregate of 11.9776 shares of common stock upon conversion of each share of Series B Preferred Stock. The holders were granted demand and piggyback registration rights as part of the transaction. The Company has the right to call the Series B Preferred Stock for redemption at the end of three years and under certain other circumstances.

    Reference is made to the Certificate of Amendment to the Company's Certificate of Incorporation which sets forth the designations, rights, preferences, privileges, limitations and restrictions of the Series B Preferred Stock for a more complete description of the Series B Preferred Stock, a copy of which is filed herewith as Exhibits 3.1 and 4.1 and incorporated herein by reference.

(b) The Certificate of Incorporation pursuant to which the Series B Preferred Stock was issued provides that so long as any Series B Preferred Stock shall remain outstanding, except for any payment which may be made in connection with the IXC transaction, neither the Company nor any subsidiary shall (i) redeem, purchase or otherwise acquire directly or indirectly any common stock or other junior securities, (ii) directly or indirectly pay or declare any dividend or make any distribution (other than certain dividends or distributions or a dividend or distribution on securities issuable pursuant to any rights pursuant to the Rights Agreement dated as of May 8, 1996 between the Company and First Chicago Trust Company of New York, as the same may be amended from time to time (the "Rights Agreement")) upon, nor shall any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights pursuant to the Rights Agreement) be made in respect of, any common stock or other junior securities, or (iii) set aside any funds for or apply any funds to the purchase, redemption or acquisition (through a sinking fund or otherwise) of any common stock or other junior securities (other than pursuant to the Rights Agreement). Notwithstanding the foregoing, during such period, the Company may redeem, purchase or otherwise acquire and set aside funds for and apply funds to the purchase, redemption or acquisition of common stock or other junior securities (a) for up to an aggregate amount not to exceed, at any point in time the sum of: (i) $10 million plus (ii) an amount equal to 100% of the aggregate net cash proceeds received by the Company after the date hereof from the issuance of common stock or other junior securities or debt securities that have been converted into common stock or other junior securities plus (iii) an amount equal to 50% of the Company's cumulative consolidated positive earnings before interest, taxes, depreciation and amortization as reported by the Company in respect of each fiscal quarter of the Company commencing with the fiscal quarter ending December 31, 1997 or (b) pursuant to the right of first offer granted pursuant to the IRU Agreement, provided that immediately after giving effect to any such redemption, purchase, other acquisition or setting aside of funds for application to the purchase, redemption or other acquisition pursuant to such right of first offer, the Company's consolidated shareholders' equity shall not be less than $20 million.

    In addition, the Certificate of Amendment provides that, except as otherwise provided in the Certificate of Amendment and as otherwise required by law, the Series B Preferred Stock shall have no voting rights. However, so long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the requisite approval of the holders of the Series B Preferred Stock then outstanding, (a) take any of the actions described in
Section 7 of Article Fourth of the Certificate of Amendment, or (b) enter into any agreement or arrangement with respect to any other action which requires the approval of the holders of the Series B Preferred Stock then outstanding, unless conditioned upon receipt of the requisite approval of the holders of the Series B Preferred Stock. Section 7 of Article Fourth of the Certificate of Amendment provides that, so long as shares of Series B Preferred Stock are outstanding, except as otherwise provided in the Certificate of Amendment or by applicable law, the Company shall not, without first obtaining the approval of the holders of at least two-thirds of the then outstanding shares of Series B Preferred Stock: (a) alter or change the rights, preferences or privileges of the Series B Preferred Stock so as to affect adversely the Series B Preferred Stock as a class, provided, however, that neither the designation, creation or issuance of junior stock or parity stock nor the IXC transaction shall be deemed to affect adversely the Series B Preferred Stock as a class; (b) create any new class or series of capital stock having a preference over the Series B Preferred Stock as to redemption, the payment of dividends or distribution of assets upon a liquidation event or any other liquidation, dissolution or winding up of the Company; (c) increase the authorized number of shares of Series B Preferred Stock; or (d) issue any additional shares of Series B Preferred Stock other than in payment of dividends thereon.

    Reference is made to the Certificate of Amendment to the Company's Certificate of Incorporation which sets forth the designations, rights, preferences, privileges, limitations and restrictions of the Series B Preferred Stock for a more complete description of the Series B Preferred Stock, a copy of which is filed herewith as Exhibits 3.1 and 4.1 and incorporated herein by reference.

(c) The issuance of Series B Preferred Stock and underlying common stock was exempt from registration under the Securities Act of 1993, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering and Regulation D thereunder. In such transaction, the purchasers of the shares were accredited investors within the meaning of Securities and Exchange Commission Rule 501 and had access to information about the Company, and appropriate legends regarding the restricted nature of such securities were affixed to the certificates representing such securities.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          The following Exhibits are filed herewith:

          Exhibit 2.1 iSTAR Agreement dated as of November 10, 1997 between iSTAR Internet Inc. and PSINet Inc.

          Exhibit 3.1 Certificate of Amendment of Certificate of Incorporation dated as of November 10, 1997

          Exhibit 4.1 Certificate of Amendment of Certificate of Incorporation dated as of November 10, 1997

          Exhibit 10.1 Amendment No. 1 to Deed of 460 Spring Park Technology Center dated as of June 12, 1997 between JBG/Spring Park Limited Partnership and PSINet Inc.

          Exhibit 10.2 Sublease Agreement dated as of June 2, 1997 between LUCAS INDUSTRIES, INC. and PSINet Inc. and Office Lease Agreement between 3B Limited Partnership and Lucas Industries Inc. dated as of September 12, 1989

          Exhibit 10.3 Master Equipment/Software Rental Agreement dated as of September 11, 1997 between PSINet and Earthlink Network, Inc. and Change Order Amendment Master Equipment dated as of September 22, 1997

          Exhibit 10.4 Equipment lease dated as of June 30, 1997 between Royal Bank of Canada and PSINet
                         Limited

          Exhibit 10.5   Employment Agreement dated July 1, 1997
                         between the Company and Michael Malesardi

          Exhibit 10.6 Employment Agreement dated August 2, 1997, 1997 between the Company and Tony Aveta

           Exhibit 10.7 Employment Agreement dated August 4, 1997 between the Company and Harry Hobbs

           Exhibit 10.8 First Amendment dated as of September, 10, 1997 to the Amended and Restated Credit
                         Agreement between the Company and FleetBank of Massachusetts, N.A.

           Exhibit 10.9 Stock Purchase Agreement dated as of November 11, 1997 between PSINet Inc. and the purchasers of Series B 8% Convertible Preferred Stock

           Exhibit 10.10 Registration Rights Agreement dated as of
                         November 11, 1997 between PSINet Inc. and the purchasers of Series B 8% Convertible
                         Preferred Stock

           Exhibit 11.1 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended September 30, 1997

           Exhibit 11.2 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Nine Months Ended September 30, 1997

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

(b)  Reports on Form 8-K

     On August 1, 1997, the Company filed a Current Report on Form 8-K, dated July 31, 1997 relating to its entering into the IRU and Stock Purchase Agreement dated as of July 22, 1997 with IXC Internet Services, Inc. ("IXC") and a Joint Marketing and Services Agreement dated as of July 22, 1997 with IXC.

     On August 21, 1997, the Company filed a Current Report on Form 8-K, dated August 20, 1997, relating to an amendment to the Company's Shareholder Rights Plan in connection with the IRU and Stock Purchase Agreement dated as of July 22, 1997 between the Company and IXC.

                                   PSINET INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PSINet Inc.


November 14, 1997                       By:  /s/ William L. Schrader
-----------------                            ------------------------------
     Date                                    William L. Schrader
                                             Chairman, President, Chief
                                             Executive Officer and Director

November 14, 1997                       By:  /s/ Edward D. Postal
-----------------                            ------------------------------
     Date                                    Edward D. Postal
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

Item 6 (a)    Exhibits:

Exhibit                 Exhibit Name                         Location
-------                 ------------                         --------

 2.1   iSTAR Agreement dated as of November 10, 1997
       between iSTAR Internet Inc. and PSINet Inc.. . . .  Sequentially numbered

 3.1   Certificate of Amendment of Certificate
       of Incorporation dated as of November 10, 1997 . .  Sequentially numbered

 4.1   Certificate of Amendment of Certificate of
       Incorporation dated as of November 10, 1997. . . .  Incorporated by reference from
                                                             Exhibit 3.1

 10.1  Amendment No. 1 to Deed of 460 Spring Park
       Technology Center dated as of June 12, 1997
       between JBG/Spring Park Limited Partnership
       and PSINet Inc.. . . . . . . . . . . . . . . . . .  Sequentially numbered

 10.2  Sublease Agreement dated as of June 2, 1997
       between LUCAS INDUSTRIES, INC. and PSINet Inc.
       and Office Lease Agreement between 3B Limited
       Partnership and Lucas Industries Inc. dated
       as of September 12, 1989. . . . . . . . . . . . . . Sequentially numbered

 10.3  Master Equipment/Software Rental Agreement
       dated as of September 11, 1997 between PSINet
       and Earthlink Network, Inc. and Change Order
       Amendment Master Equipment dated as of
       September 22 , 1997. . . . . . . . . . . . . . . .  Sequentially numbered

 10.4  Equipment lease dated as of June 30, 1997
       between Royal Bank of Canada and PSINet
       Limited. . . . . . . . . . . . . . . . . . . . . .  Sequentially numbered

 10.5  Employment Agreement dated July 1, 1997 between
       the Company and Michael Malesardi. . . . . . . . .  Sequentially numbered

 10.6  Employment Agreement dated August 2, 1997,
       1997 between the Company and Tony Aveta. . . . . .  Sequentially numbered

 10.7  Employment Agreement dated August 4, 1997
       between the Company and Harry Hobbs. . . . . . . .  Sequentially numbered

 10.8  First Amendment dated as of September, 10,1997
       to the Amended and Restated Credit Agreement
       between the Company and Fleet Bank of
       Massachusetts, N.A. . . . . . . . . . . . . . . . . Sequentially numbered

 10.9  Stock Purchase Agreement dated as of
       November 11, 1997 between PSINet Inc. and the
       purchasers of Series B 8% Convertible Preferred
       Stock. . . . . . . . . . . . . . . . . . . . . . .  Sequentially numbered

 10.10 Registration Rights Agreement dated as of
       November 11, 1997 between PSINet Inc. and the
       purchasers of Series B 8% Convertible Preferred
       Stock.. . . . . . . . . . . . . . . . . . . . . .   Sequentially numbered

Item 6 (a)    Exhibits:

Exhibit                           Exhibit Name                  Location
-------                           ------------                  --------

 11.1  Calculation of Loss per Share and Weighted
       Average  Shares Used in Calculation for the
       Three Months Ended September 30, 1997. . . . . . .  Sequentially numbered

 11.2  Calculation of Loss per Share and Weighted
       Average Shares Used in Calculation for the
       Nine Months Ended September 30, 1997. . . . . . .   Sequentially numbered

 27    Financial Data Schedule . . . . . . . . . . . . .   Sequentially numbered

 99.1  Risk Factors. . . . . . . . . . . . . . . . . . .   Sequentially numbered