Form 10-Q/A
period 1997-09-30
PSINET INC
filed 1997-12-02
CIK 940716

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                     The Index of Exhibits begins on page 5.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

      Exhibit 10.2 Sublease Agreement dated as of June 2, 1997 between LUCAS INDUSTRIES, INC. and PSINet Inc. and Office Lease Agreement between 3B Limited Partnership and Lucas Industries Inc. dated as of September 12, 1989

      Exhibit 10.3 Master Equipment/Software Rental Agreement dated as of September 11, 1997 between PSINet and Earthlink Network, Inc. and Change Order Amendment Master
                     Equipment dated as of September 22 , 1997

      Exhibit 10.4 Equipment lease dated as of June 30, 1997 between Royal Bank of Canada and PSINet Limited

      Exhibit 10.5 Employment Agreement dated July 1, 1997 between the Company and Michael Malesardi

      Exhibit 10.6 Employment Agreement dated August 2, 1997, 1997 between the Company and Tony Aveta

      Exhibit 10.7 Employment Agreement dated August 4, 1997 between the Company and Harry Hobbs

      Exhibit 10.8 First Amendment dated as of September, 10,1997 to the Amended and Restated Credit Agreement between the Company and Fleet Bank of Massachusetts, N.A.

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

                                 PSINET INC.
                                FORM 10-Q/A1
                             SEPTEMBER 30, 1997

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PSINet Inc.


December 2, 1997                       By: /s/ William L. Schrader
----------------                          ------------------------------------
     Date                                  William L. Schrader
                                           Chairman, President, Chief
                                           Executive Officer and Director


December 2, 1997                       By: /s/ Edward D. Postal
----------------                          ------------------------------------
     Date                                  Edward D. Postal
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                EXHIBIT INDEX

Item 6 (a) Exhibits:

Exhibit                       Exhibit Name                              Location
-------                       ------------                              --------

  2.1      iSTAR Agreement dated as of November 10, 1997 between iSTAR
           Internet Inc. and PSINet Inc. ...............................  ***

  3.1      Certificate of Amendment of Certificate of Incorporation
           dated as of November 10, 1997 ...............................  ***

  4.1      Certificate of Amendment of Certificate of Incorporation
           dated as of November 10, 1997 ...............................  ***

  10.1     Amendment No. 1 to Deed of 460 Spring Park Technology
           Center dated as of June 12, 1997 between JBG/Spring Park
           Limited Partnership and PSINet Inc. .........................  ***

  10.2 Sublease Agreement dated as of June 2, 1997 between LUCAS INDUSTRIES, INC. and PSINet Inc. and Office Lease Agreement between 3B Limited Partnership and Lucas Industries Inc.
           dated as of September 12, 1989 ..............................  ***

  10.3     Master Equipment/Software Rental Agreement dated as of
           September 11, 1997 between PSINet and Earthlink Network,
           Inc. and Change Order Amendment Master Equipment
           dated as of September 22 , 1997 .............................  ***

  10.4     Equipment lease dated as of June 30, 1997 between Royal
           Bank of Canada and PSINet Limited ...........................  ***

  10.5     Employment Agreement dated July 1, 1997 between
           the Company and Michael Malesardi ...........................  ***

  10.6     Employment Agreement dated August 2, 1997, 1997 between
           the Company and Tony Aveta ..................................  ***

  10.7     Employment Agreement dated August 4, 1997 between
           the Company and Harry Hobbs .................................  ***

  10.8     First Amendment dated as of September, 10,1997 to the
           Amended and Restated Credit Agreement between the Company
           and Fleet Bank of Massachusetts,
           N.A. .........................................  Sequentially numbered

  10.9     Stock Purchase Agreement dated as of November 11, 1997
           between PSINet Inc. and the purchasers of Series B 8%
           Convertible Preferred Stock .................................  ***

  10.10    Registration Rights Agreement dated as of November 11,
           1997 between PSINet Inc. and the
           purchasers of Series B 8% Convertible Preferred Stock .......  ***

Exhibit                       Exhibit Name                              Location
-------                       ------------                              --------

  11.1     Calculation of Loss per Share and Weighted Average Shares
           Used in Calculation for the Three Months Ended September 30,
           1997 .........................................................  ***

  11.2     Calculation of Loss per Share and Weighted Average Shares
           Used in Calculation for the Nine Months Ended September 30,
           1997 .........................................................  ***

  27       Financial Data Schedule ......................................  ***


  99.1     Risk Factors .................................................  ***



*** Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, as filed with the Securities and Exchange Commission.