Form 10-Q/A
period 1997-06-30
PSINET INC
filed 1997-12-04
CIK 940716

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
-------------------------------------------------------------------
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

COMMON STOCK, $.01 PAR VALUE - 40,401,992 SHARES AS OF AUGUST 1, 1997 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

               The Index of Exhibits appears on page 4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   The following Exhibits are filed herewith:

        Exhibit 2.1 IRU and Stock Purchase Agreement dated as of July 22, 1997 between IXC Internet Services, Inc. and PSINet Inc. *

        Exhibit 10.1 Joint Marketing and Services Agreement dated as of July 22, 1997 between IXC Internet Services Inc. and PSINet Inc. *

        Exhibit 11.1 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended June 30, 1997 **

        Exhibit 11.2 Calculation of Loss per Share and Weighted Average Shares Used in Calculation for the Six Months Ended June 30, 1997 **

        Exhibit 27    Financial Data Schedule **

        Exhibit 99.1  Risk Factors**


        *This Exhibit has been filed in redacted form pursuant to a request for confidential treatment filed separately with the Commission pursuant to Rule 24b-2.

        ** Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

(b)  Reports on Form 8-K

        None.

PSINET INC.
FORM 10-Q/A1
JUNE 30, 1997

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PSINET INC.


December 3, 1997                     By:    /s/ William L. Schrader
                                            Chairman, President, Chief
                                            Executive Officer and Director

DECEMBER 3, 1997                      By:   /S/ EDWARD D. POSTAL
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                       EXHIBIT INDEX


Item 6 (a) Exhibits:

EXHIBIT                       EXHIBIT NAME             LOCATION

  2.1   IRU and Stock Purchase Agreement dated
        as of July 22, 1997 between IXC Internet
        Services, Inc. and PSINet Inc.                 filed herewith

  10.1  Joint Marketing and Services Agreement
        dated as of July 22, 1997 between IXC
        Internet Services Inc. and PSINet Inc          filed herewith

  11.1  Calculation of Loss per Share and
        Weighted Average Shares Used in Calculation
        for the Three Months Ended June 30, 1997       **

  11.2  Calculation of Loss per Share and Weighted
        Average Shares Used in Calculation for the
        Six Months Ended June 30, 1997                 **

  27    Financial Data Schedule                        **

  99.1  Risk Factors                                   **




** Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, as filed with the Securities and Exchange Commission.