Form 10-Q/A
period 1997-06-30
PSINET INC
filed 1997-12-16
CIK 940716

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549

                  FORM 10-Q/A2

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

PSINET INC.
FORM 10-Q/A2
JUNE 30, 1997

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PSINET INC.


December 15, 1997                     By:    /s/ William L. Schrader
                                            Chairman, President, Chief
                                            Executive Officer and Director

December 15, 1997                      By:   /S/ EDWARD D. POSTAL
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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