Form 10-K
period 1997-12-31
PSINET INC
filed 1998-03-23
CIK 940716

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-25812

                               ----------------

                                  PSINET INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               NEW YORK                              16-1353600
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  510 HUNTMAR PARK DRIVE, HERNDON, VA                   20170
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
                OFFICE)

                               ----------------

                                (703) 904-4100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                                  COMMON STOCK, $.01 PAR VALUE
                                                  PREFERRED STOCK PURCHASE
                                                  RIGHTS

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 2, 1998, based upon the closing price of the Common Stock on The Nasdaq Stock Market for such date, was approximately $259,336,300.

  The number of outstanding shares of the registrant's Common Stock as of March 13, 1998 was approximately 50,958,300 shares.

  Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998 and to be used in connection with the Annual Meeting of Shareholders expected to be held on May 20, 1998 are incorporated by reference in Parts I and II of this Form 10-K.

  The Index of Exhibits filed with this Report begins at page 69.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PSINET INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.     Business...............................................      3
    Item 2.     Properties.............................................     30
    Item 3.     Legal Proceedings......................................     30
    Item 4.     Submission of Matters to a Vote of Security-Holders....     31
 PART II
                Market for Registrant's Common Equity and Related
    Item 5.     Stockholder Matters....................................     32
    Item 6.     Selected Financial Data................................     33
    Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................     34
    Item 8.     Financial Statements and Supplementary Data............     44
    Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................     66
 PART III
    Item 10.    Directors and Executive Officers of the Registrant.....     66
    Item 11.    Executive Compensation.................................     66
                Security Ownership of Certain Beneficial Owners and
    Item 12.    Management.............................................     66
    Item 13.    Certain Relationships and Related Transactions.........     66
 PART IV
                Exhibits, Financial Statement Schedules, and Reports on
    Item 14.    Form 8-K...............................................     66
 Signatures
 Exhibit Index

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

  Certain terms used herein are defined in the Glossary beginning on page 27.

GENERAL

  PSINet ("PSINet" or the "Company") is a leading global facilities-based provider of Internet access services and related products to businesses. The Company provides dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in nine of the 20 largest international telecommunications markets. The Company also offers Internet Protocol ("IP")-based value-added services and products to businesses, including corporate intranets, Web hosting and collocation, remote user access, multi-currency electronic commerce and security services, that enable businesses to maximize utilization of their corporate networks and the Internet. Additionally, the Company provides network backbone services to other telecommunications carriers and Internet service providers ("ISPs") to further exploit its network capacity. The Company owns and operates a technologically advanced, high-speed frame relay network that, as of December 31, 1997, served approximately 26,400 business accounts, including 47 ISPs, and connected to 350 points of presence ("POPs") in ten countries. The Company's network is one of the primary backbones that comprise the Internet and is connected with other large ISPs at 26 public and private peering points. The Company grows its business through multiple sales channels, including direct sales as well as resellers, and by acquiring other ISPs and related businesses in key markets.

RECENT DEVELOPMENTS

  Strategic Alliance with IXC. On February 25, 1998, the Company closed its transaction with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire 20-year noncancellable indefeasible rights of use ("IRUs") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for the issuance to IXC of 10,229,789 shares of common stock of the Company (representing approximately 20% of the issued and outstanding common stock of the Company after giving effect to such issuance and having an aggregate market value of $78,641,503 based on the closing market price per share of the Company's common stock as reported by The Nasdaq Stock Market on such date of $7.6875) (the "IXC Initial Shares"). If the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is less than $240 million at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the PSINet IRUs or February 25, 2002 (the "Determination Date"), the Company will be obligated to provide IXC with additional shares of its common stock, or at the sole option of the Company, cash or a combination thereof equal to the shortfall (the "Contingent Payment Obligation"). The Company has the right to accelerate the Contingent Payment Obligation to any date (the "Acceleration Date") prior to the Determination Date. In addition, the right of IXC to receive additional shares of common stock and/or cash pursuant to the Contingent

Payment Obligation will terminate on such date as the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is equal to or greater than $240 million. In connection with this transaction, the Company also entered into a long-term, non-exclusive joint marketing and services agreement with IXC. Under the marketing agreement, the Company will be selling its Internet access and value-added services through IXC.

  The acquisition of the PSINet IRUs will increase the capacity of the Company's current network by approximately 50 times and will significantly reduce data communications costs per equivalent route mile as customer traffic is migrated on to the acquired bandwidth from bandwidth currently leased from IXC and other telecommunications providers. The OC-48 bandwidth will enable the Company to offer higher-speed Internet connectivity and a wider range of advanced value-added services, including IP voice and video applications, to a larger customer base. The Company expects to receive delivery of the first portion of the bandwidth, approximately 5,000 route miles of OC-12 (equivalent to 1,250 route miles of OC-48) connecting New York and Los Angeles (and certain major cities in between), in the second quarter of 1998.

  Recent International Acquisitions. In February 1998, PSINet acquired iSTAR internet inc. ("iSTAR"), one of the leading Canadian providers of Internet services and solutions for businesses, institutions and individuals, for approximately $17.9 million representing the excess of the purchase price over the tangible assets acquired and liabilities assumed. This acquisition establishes PSINet as the largest ISP in Canada with over 3,900 business and Web services customers as well as over 50,000 dial-up customer accounts through over 35 POPs. In October 1997, the Company acquired Serveur Telematique Internet S.A. (doing business as "CalvaCom"), a leading ISP and Web hosting company in France, for $3.1 million in cash. The acquisition established the Company's market presence in France with over 1,500 dedicated and dial-up customer accounts through 23 POPs. In January 1998, PSINet acquired Internet Prolink S.A. ("Iprolink"), a leading commercial ISP in Switzerland, for $3.5 million in cash. The acquisition expanded the Company's market presence in Switzerland by adding approximately 1,500 dedicated and dial-up customer accounts and 14 POPs in Switzerland and France.

  Address. The Company's principal executive offices are located at 510 Huntmar Park Drive, Herndon, Virginia 20170. The Company's telephone number is
(703) 904-4100 and, for further information, it may be contacted by e-mail at info@psi.com. Unless the context otherwise requires, "PSINet" and the "Company" reNet Inc. and its subsidiaries.

INDUSTRY OVERVIEW

  Internet access services is one of the fastest growing segments of the global telecommunication services market. According to International Data Corporation ("IDC"), a market research firm, the number of Internet users worldwide reached 38 million in 1996 and is forecasted to grow to over 173 million by the year 2000. Internet access services represent the means by which ISPs interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up access for individuals and small businesses and high-speed dedicated access used primarily by mid-sized and larger organizations. In addition to Internet access services, business-focused ISPs are increasingly providing a range of value-added services, including managed access (i.e., intranets), shared and dedicated Web hosting, security services, and advanced applications such as IP-based voice, fax and video services. These services are being used by business customers to enhance productivity, ensure reliability and reduce costs.

  The ISP market is segmented into large national or multinational ISPs ("Tier 1 ISPs"), which are typically full-service providers that offer a broad range of Internet access and value-added services to businesses, and regional and local ISPs ("Tier 2 ISPs" and "Tier 3 ISPs"), which typically offer a smaller range of products and services to both individuals and business customers and may specialize in the provision of one IP-based product or service. Tier 1 ISPs also provide wholesale services by reselling capacity on their networks to smaller regional and local ISPs, thereby enabling these smaller ISPs to provide Internet services on a private label basis without building their own facilities. Tier 1 ISPs exchange Internet traffic at multiple public peering points known as network access points ("NAPs") and through private peering arrangements. As the number of ISPs have grown, Tier 1 ISPs have increased their requirements for peering arrangements thereby increasing the barriers to entry into the top-tier. Tier 2 ISPs and Tier 3 ISPs generally rely on Tier 1 ISPs for Internet access and interconnection. The ISP market is highly fragmented with over 4,000 providers estimated to be doing business in the U.S. and Canada alone. Because of the low barriers to entry, there are many local and regional ISPs entering the market, which has caused the level of competition to intensify. In addition, there recently have been certain large acquisitions of ISPs by multinational telecommunications companies seeking to offer a more complete package of telecommunications products to their customers.

  Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Currently, many businesses are utilizing the Internet as a lower-cost alternative to certain traditional telecommunications services. For example, many corporations are connecting their remote locations using intranets to enable efficient communications with employees, customers and suppliers worldwide, providing remote access for a mobile workforce, reducing telecommunications costs by using value-added services such as IP-based fax and videoconferencing, and migrating legacy database applications to run over IP-based networks. Businesses of all sizes are demanding advanced, highly reliable solutions designed specifically to enhance productivity and improve efficiency.

  The Company believes that the business market is particularly attractive due to its low customer churn characteristics, relatively low penetration and early stage of development. In addition, the Company believes that within the business access marketplace there is a significant opportunity to upsell to higher service levels and provide additional value-added services as businesses grow from establishing basic Internet connectivity and corporate Web sites to utilizing the Internet and corporate intranets for more advanced, mission-critical applications. Further, the Company believes that small and medium sized businesses will continue to seek to outsource certain information technology functions to large full-service ISPs to reduce costs and improve service levels. Moreover, the Company believes that regional and local ISPs will continue to seek business relationships with large, Tier 1 ISPs that enable them to sell Internet connectivity services without making significant investments in facilities.

THE PSINET STRATEGY

  PSINet is focused on rapidly growing its businesses through multiple channels, including direct sales and resellers, and by acquiring other ISPs and related businesses in key markets. The principal elements of the Company's business strategy are as follows: (1) pursue internal growth through multiple sales channels; (2) leverage its market position to drive sales of value-added services and products; (3) optimize its network to reduce operating costs; (4) provide superior comprehensive customer service; and (5) accelerate growth through acquisitions. Key elements of the Company's business strategy are summarized below:

  . Pursue Internal Growth Through Multiple Sales Channels. PSINet is pursuing growth opportunities through multiple channels consisting of its direct sales force, a reseller and referral program and strategic alliances. The Company has built a direct sales force of approximately
    200 individuals (almost half of whom are employed outside of the United States) who have a strong Internet technical background and knowledge of potential applications of the Internet to meet the needs of targeted business customers. The Company has forged an authorized reseller and referral program with selected telecommunications services and equipment suppliers, networking service companies, systems integrators and computer retailers, consisting of approximately 470 resellers and referral sources in the United States and 250 outside of the United States. This program enables the Company to utilize the sales and marketing resources of its resellers and referral sources to offer PSINet Internet access services and products to a broader and more diverse prospect base. The Company also seeks to establish strategic alliances with selected telecommunications carriers, such as it has with IXC, which may afford the Company access to the carriers' customer base, offering the Company's IP-based services and products on a private label or co-branded basis thereby enabling these carriers to offer their customers an integrated package of telecommunications and Internet services and products. The Company provides training and ongoing support to the sales representatives of companies with which it has reseller, referral and strategic alliance relationships in order to strengthen the sales representatives' knowledge of the Company's services and products and brand loyalty to PSINet.

  . Leverage Market Position to Drive Sales of Value-Added Services and
    Products. PSINet intends to market aggressively value-added services and products to its existing account base and prospective business customers. The Company currently offers a number of value-added services that can be bundled with Internet access services to provide complete, turnkey solutions. The Company believes that providing value-added services not only reduces customer churn by increasing customer switching costs but also improves profitability through the sale of higher margin value-added products. Further, the Company believes that businesses will increasingly rely on these value-added products to increase productivity, which will lead to additional service level upgrades and increase customer retention. Currently, approximately 40% of the Company's business customer account base uses more than one service. The Company believes that there is a significant opportunity within its existing account base to upgrade service levels and is actively marketing additional services to these accounts. In addition, the enhanced capacity resulting from the Company's acquisition of the OC-48 bandwidth from IXC will enable the Company to offer a wider variety of higher-speed Internet and Internet-related services and products, such as IP-based multimedia voice and video services, which are currently under development.

  . Optimize Network to Reduce Operating Costs. PSINet remains focused on reducing costs as a percentage of revenue by maintaining a scalable network and increasing utilization of and controlling strategic assets, such as telecommunications bandwidth through IRUs. The Company's flexible network architecture utilizes advanced ATM, ISDN and SMDS compatible frame relay equipment, which allows the PSINet network to cost-effectively scale the number of POPs and the number of users accessing a POP in response to customer demand. The Company believes that by offering Internet access services to both businesses and other ISPs, it maximizes the utilization of its network infrastructure over both daytime and evening hours. The Company recently enhanced its network significantly by acquiring 20-year noncancellable IRUs in up to 10,000 equivalent route miles of state-of-the-art fiber-based OC-48 network bandwidth across the United States. In addition, the Company recently entered into agreements to acquire IRUs in certain transatlantic fiber optic bandwidth between the United States, the United Kingdom and The Netherlands, representing an important strategic step in its objective to be a leading facilities-based ISP in the international Internet services market.

  . Provide Superior Comprehensive Customer Service. PSINet believes that superior customer service is a critical element in attracting and retaining customers, and in deriving incremental revenues by selling an expanding array of value-added services and greater bandwidth levels to its business customer base. The Company has made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. To ensure consistency in the quality and approach to customer care, both domestic and international technical support associates attend an extensive technical training and certification program. The Company monitors and responds to customer needs by providing 24-hours per day, seven-days per week technical support and service from its network operations center ("NOC") in Troy, New York. As part of the Company's international expansion strategy, the Company anticipates adding a fully redundant NOC in Switzerland during 1998 and, subsequently, a third in Asia. In connection with its customer services initiatives, the Company seeks to continuously improve systems that increase productivity and enhance customer satisfaction. The Company is currently in the process of selecting and implementing improved, cost-effective and scalable billing systems that are designed to provide customers with accurate and easy-to-understand invoicing. By maintaining centralized support services, the Company seeks to increase operational efficiencies and enhance the quality, consistency and scalability of its customer care.

  . Accelerate Growth Through Acquisitions. PSINet intends to accelerate its growth domestically and expand its presence in key markets internationally by acquiring business-focused ISPs and related businesses and assets. The Company seeks acquisition targets that, once integrated into the Company's existing operations, will be accretive to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company intends to acquire smaller local or regional ISPs in markets where it has an established POP and can benefit from the increased network utilization and local sales channel. The Company also intends to make strategic acquisitions in markets where it currently does not have a presence or where the Company's current presence would be significantly enhanced. Once an ISP has been acquired, the Company typically integrates the ISP by migrating its customers on to the PSINet network backbone, centralizing the back-office billing and customer care functions and reducing redundant overhead. The Company may also seek to acquire a competitive local exchange carrier ("CLEC") and other businesses relating or complementary to the Company's existing business, such as Web hosting or data center companies. The Company currently has no definitive agreements or commitments relating to any material acquisitions. The Company plans to effect future acquisitions through the use of existing cash, cash generated from current operations and from existing and future credit facilities, from proceeds of future equity or debt financings (which the Company presently expects to be able to obtain when needed) and through issuances of shares of its common stock.

PSINET SERVICES

  PSINet offers a broad range of reliable, high-speed Internet access options and related services in the U.S. and international markets at a variety of prices designed to meet the requirements of commercial, educational, governmental and other organizations that link their computers, networks and information servers to, or otherwise seek to benefit from the use of, the Internet. The Company provides Internet solutions to help business and other organizations reduce costs, increase productivity and access new markets. Access options range from dial-up services to high-speed continuous access provided by dedicated circuits. The Company believes that its broad range of competitively priced Internet services and products allows the Company to compete effectively in the Internet access market for corporate and other institutional customers. The Company has recently organized its core operations into three customer-focused business units--Corporate Network Services, Carrier and ISP Services, and Applications and Web Services--in an effort to better align its operations with the needs of the emerging Internet marketplace.

  Connectivity Services. PSINet offers global connectivity services, including a variety of dial-up and dedicated access solutions in bundled and unbundled packages, which provide high-speed continuous access to the Internet for businesses' local area networks ("LANs"). The Company provides turnkey configuration solutions encompassing such services as domain name ("DNS") registration, line ordering and installation, IP address assignment, router configuration, installation and management, security planning and management and technical consultation services. All of the Company's connectivity customers receive 24-hours per day, seven- days per week technical support. The Company also offers a full range of customer premise equipment ("CPE") required to connect to the Internet, including routers, Channel Service Units/Data Service Units ("CSU/DSUs"), software, and other products, as needed. Due to its business relationships with a variety of vendors, the Company is able to offer competitive hardware pricing and bundled service offerings to its customers.

  . Dedicated Access. PSINet offers a broad line of high-speed dedicated connectivity services which provide business customers with direct access to a full range of Internet applications. The Company's flagship access service, InterFrame(R), provides companies with robust, full-time, dedicated Internet connectivity in a range of access speeds, from 56 kilobits per second ("Kbps") to 10 Megabits per second ("Mbps"). InterFrame is designed to offer comprehensive network security and to help ensure bandwidth availability for priority business applications. The Company believes that the traffic-management advantages of the frame relay technology deployed in its network provide its customers with fully integrated Internet access and improved performance. For higher bandwidth needs, the Company provides its InterMAN(R) access service in major U.S. cities in connection speeds ranging from 1.5 Mbps to 45 Mbps. InterMAN is a turnkey solution in which the Company provides, installs and maintains equipment at the customers' premises. InterMAN affords cost advantages over competitive dedicated access services by utilizing high-speed SMDS and ATM data transmission technologies.

  . Dial-up Access. The Company's LAN-Dial(R) dial-up services offer a cost-effective, entry-level Internet solution that provides access to the Company's advanced network backbone via ordinary telephone lines. PSINet's LAN-ISDN service provides dial-up access through digital ISDN lines at speeds more than twice those of currently available advanced modems.

  Value-Added Services. PSINet believes that business customers on a worldwide basis will continue to increase their use of the Internet as a business tool and will increasingly rely upon an expanding range of value-added services to enhance productivity, reduce costs and improve service reliability. The Company offers a variety of value-added services, including intranets, remote access, Web hosting, electronic commerce, collocation, security services, and applications, including fax and electronic mail, designed to meet the diverse networking needs of businesses. In addition, in order to capitalize on its technologically advanced, high-capacity network backbone, the Company intends to continue to develop new IP-based services and products that increase customer use of the Internet, including bandwidth-intensive multimedia services such as voice and video conferencing over the Internet.

  . Intranets. The Company's IP-optimized network allows it to create private
    IP networks (known as "intranets" or "virtual private networks") that are designed to securely isolate internal network traffic from public
    Internet traffic and provide each site on the intranet access to other sites on the intranet as well as to the Internet. The Company's PSI IntraNet(R) service integrates an organization's multiple sites in different countries throughout the world by providing IP connectivity with access speeds ranging from 56 Kbps to 2 Mbps. By combining the security and control of a private network with cost-effective Internet-compatible connectivity, PSI IntraNet provides a turnkey solution for equipment management support and offers significant savings over traditional WAN solutions.

  . Web Hosting. The Company provides a line of Web hosting and multimedia streaming services that permit companies to market themselves and their products on the Internet without having to invest in technology infrastructure and operations staff. The PSIWeb(R) services are backed by the industry's only 100% uptime guarantee and by the Company's advanced network backbone, which provides highly reliable Internet connectivity. PSIWeb offers options such as complete electronic commerce solutions as well as "TV on the WEB LIVE," a joint service offering from the Company and Gardy McGrath International, which is an end-to-end solution for video broadcasting of live events over the Internet.

  . Security Solutions. The proprietary nature of business Internet traffic demands protection from unauthorized access. The Company delivers a range of managed security services that were developed in conjunction with certain strategic partners and are backed by the expertise of the Company's Security Planning and Response Team ("SPART"). The Company's RouteWaller(R) service provides cost-effective perimeter defense with sophisticated remote user authentication that helps to ensure that no strategic applications or data can be accessed until the user has proven his or her access clearance. SecureEnterprise(R) is the Company's management service designed to protect enterprises with a full-featured, application-layer firewall.

  . Remote Access. Today's work force increasingly operates outside the traditional office setting. The Company's InterRamp(R) Remote Access service enables mobile personnel to access their corporate network and systems resources using the Internet from over 2,400 POPs in over 150 countries through the Company's strategic relationship with iPass, an international data communications network. In most locations where business is conducted, InterRamp Remote Access offers full Internet access through a local telephone call. As part of InterRamp Remote Access service, the Company provides its customers with a special account management system that enables customers' MIS administrators to control user access and monitor usage statistics.

  . Multi-Currency Electronic Commerce. The Company's PSIWeb eCommerce/SM/ service provides a turnkey solution to create and manage "Virtual Storefronts" and is designed to give shoppers the ability to make secure purchases in their local currency using the Web. PSIWeb eCommerce integrates payment systems engineered for security with virtual store technology through alliances with CyberCash, Inc. and Mercantec, Inc., to facilitate a seamless shopping experience. In addition, PSIWeb Worldpay/SM/ provides a cost-effective electronic commerce solution for selling goods and services to an international audience. Developed in association with Worldpay Ltd., an electronic commerce transaction clearing house, and National
    Westminster Bank PLC, PSIWeb Worldpay enables customers around the world to make real-time purchases using the Web in over 100 currencies.

  . Collocation. The Company's PSIWeb Co-Locate/SM/ Service enables companies to house business-critical Internet servers in secure off-site facilities with improved bandwidth management and reliable connections. Collocation facilities are situated on the highest bandwidth portions of the Company's infrastructure in order to facilitate optimal performance and high-speed capabilities.

  . Faxing. Since a significant portion of telecommunications traffic consists of fax transmissions, companies are looking for ways to better manage fax costs. The Company's InternetPaper/SM/ service supports hard-copy distribution of electronic documents from desktop PCs to any fax machine in the world. This service offers centralized management of document distribution, thereby significantly reducing transmission costs.

  . Electronic Mail. PSIMail/SM/ enables customers to outsource their e-mail service and its management to the Company's highly trained systems administrators and support staff. For a minimal monthly fee, the Company establishes accounts, manages the servers and provides full accessibility to e-mail for its customers while saving them the investment in additional servers and staff.

  Carrier and ISP Services. In 1996, to maximize utilization of its network, PSINet formed its Carrier and ISP Services business unit to provide dial-up Internet access to telecommunications carriers and ISPs whose customers typically access the network during evening hours when business use tends to be minimal. The Company has recently expanded this business unit to offer peering and transit services to telecommunications carriers and other ISPs and to offer its connectivity and value-added services for resale, on a private label basis, to larger telecommunications carriers and other ISPs that require high quality business services and products to enhance their product portfolio. Through such services, which the Company expects will be further expanded as a result of the increased network capacity provided by its recent acquisition of OC-48 bandwidth from IXC, the Company has the opportunity to significantly increase its distribution channel.

  . Dial-up Access. The Company provides dial-up access to ISPs enabling them to expand their geographic reach and network capacity by purchasing from the Company access to the Company's IP-optimized network through over 220 POPs in the United States as of December 31, 1997. The Company offers programs that provide smaller ISPs the opportunity to increase their user base over time and provide larger ISPs the opportunity to cost-effectively manage their rapid growth.

  . Peering and Transit. In order to support the exchange of information between ISPs, which is critical to the effective operation of the Internet, the Company offers free private peering for all U.S.-based ISPs. Private peering allows other ISPs' traffic to directly reach the Company's customers, which improves network performance and, the Company believes, thereby promotes customer satisfaction. Furthermore, the Company offers, for a fee, transit service, which allows an ISP to transfer traffic through the Company's network to another ISP. Transit service enables ISPs to reduce their data communications expense by leasing network utilization from the Company in lieu of leasing point-to-point circuits from other telecommunications providers.

  . Commercial Private Label Services. For companies with which PSINet has strategic alliances, such as IXC, the Company provides its market-tested services on a private label basis. This allows these companies to market and resell the Company's services under their own brand while leveraging the Company's nationwide network and expertise in service delivery. The Company assists in training the sales and support staffs of these companies and provides technical support to facilitate their resale efforts.

PSINET'S NETWORK

  Overview. PSINet owns and operates an international, high capacity, IP-optimized network which, as of December 31, 1997, was comprised of more than 350 POPs, with over 220 located within the United States and over 130 located throughout Canada, Europe and Japan. The Company's network design enables customers to access the Internet through dedicated connections or by using a modem to call locally and connect to the nearest Company POP. The Company remains focused on reducing costs by maintaining a scalable network and increasing utilization and control of strategic assets, such as telecommunications bandwidth through IRUs. The PSINet IRUs acquired from IXC, which will increase the Company's network capacity by 50 times, and a transatlantic IRU, which the Company has recently entered into an agreement to acquire, are expected to decrease the Company's per unit cost of backbone circuits by up to 90% compared with leasing similar capacity.

  Network Infrastructure. PSINet has engineered an IP-optimized network by integrating advanced Internet routers with high-speed frame relay switching equipment that is compatible with ATM, ISDN, and SMDS transmission technologies. The Company has planned for growth by ensuring that the network is scalable, flexible, fault tolerant, open standards-based and remotely manageable.

  . Scalable. PSINet's flexible, multi-layer network architecture utilizes a high-speed switching fabric which enables the Company to grow the number of POPs and the number of users served in an incremental manner that matches investment with demand. The network's scalability extends beyond the currently installed base of 400 POPs to allow for growth to 2,000 POPs without fundamental design changes.

  . Flexible. PSINet's network architecture consists of an Internet routing infrastructure overlaid upon a fast packet switching fabric that enables the Company to provide reliable, high-speed connections and provides its customers the ability to manage bandwidth by type of application and to accommodate applications that are delay-sensitive. The Company is able to use its flexible network architecture in concert with its remote monitoring capability to accommodate changing customer usage patterns and patterns of traffic that, if left unmanaged, could otherwise degrade network performance.

  . Fault Tolerant. Redundancy and adaptive technology in PSINet's network reduces the impact of isolated failures on the customer's experience. Adaptive technology incorporated into the Company's Internet router infrastructure compensates automatically for circuit failures that might otherwise interrupt the flow of customer traffic. Key switching and router elements are redundantly configured to further reduce the impact of individual component failures. In addition, the Company has an uninterruptible power supply at each POP, limiting the impact of local power outages on the Company's network.

  . Open. PSINet's network is based on the open internetworking protocol standard TCP/IP and on relevant international standards relating to transmission and modulation technologies. The Company is able to install a variety of equipment types and capacities without impacting network interoperability. As a result, the Company's network can be upgraded incrementally and benefit from multi-vendor supply strategies.

  . Manageable. From its NOC, the Company is able to monitor the network remotely, perform network diagnostics and equipment surveillance, and initialize customers. As a result of the Company's network architecture and its experience in Internet network management, these tasks can be performed remotely regardless of POP location or network status. This capability allows the Company to respond quickly to network problems and to control costs associated with on-site network configuration and repair.

  Domestic Growth. As part of PSINet's ongoing efforts to control strategic assets and further expand and enhance its network, the Company recently acquired from IXC 20-year IRUs in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth across the United States. The PSINet IRUs, upon acceptance of the corresponding bandwidth, will increase the Company's network capacity by approximately 50 times, thereby enabling the Company to offer a wider variety of higher-speed Internet and Internet-related services and products to a larger customer base. The Company expects to accept its first portion of the bandwidth, approximately 5,000 route miles of OC-12 (equivalent to 1,250 route miles of OC-48) connecting New York and Los Angeles (and certain major cities in between), in the second quarter of 1998 with full delivery anticipated to be completed no earlier than the first quarter of 2000 and no later than the first quarter of 2001. The Company expects to make use of its current equipment infrastructure when the first deliveries of bandwidth from IXC are accepted and intends to continue to evaluate and implement technologies, such as SONET, as additional capacity is delivered. In key geographically-dispersed cities along the configuration of the OC-48 bandwidth (e.g., Atlanta, Chicago, Dallas, Los Angeles and Washington, D.C.), the Company plans to build 5,000-10,000 sq. ft. data center facilities specifically designed for application hosting, collocation services and high capacity access to the Company's network, including peering and transit connectivity and modems for dial-up access. The Company is also investing in primary rate interface ("PRI") circuits, which provide dial-up access to its POPs, in order to increase the capacity available for its ISP customers. The Company anticipates that it will significantly increase its dial-up capacity in 1998 as a result of this investment in PRIs, which the Company believes will enhance revenue growth in its Carrier and ISP Services business unit. Approximately 60% of the Company's current dial-up capacity is accessible at 56 Kbps modem speeds, and the Company plans to upgrade its remaining dial-up capacity to 56 Kbps. All newly deployed modems will support this technology. PSINet may use the bandwidth acquired from IXC for any purpose in connection with the provision of Internet services and at a rate of DS-3 (45 Mbps) or less for non-Internet telecommunications transport, but is restricted from using such bandwidth to deliver any private line or long distance switched telephone services (based on non-Internet telephone switching technologies) to any third party. In addition, the Company may not sell, swap, lease or otherwise transfer such bandwidth to any unaffiliated third party except in connection with the offering of Internet connectivity service or bona fide financing arrangements. The Company is also considering the financial, regulatory and operational implications of becoming or acquiring a CLEC in certain selected cities.

  International Expansion. PSINet believes that the market for Internet services outside of the U.S. will grow more rapidly than the U.S. market over the next few years. Therefore, the Company expects to expand its network in Canada, Mexico, Europe and Asia, as well as in other select international markets, and to acquire fiber-based IRUs in these regions to support demand growth and reduce costs. The Company is targeting cities with a high concentration of businesses for international expansion with the objective, over the long-term, of providing local access to its services and products to 70% of the businesses in those cities. The Company recently entered into an agreement to acquire an IRU in transatlantic network bandwidth and expects to acquire IRUs for bandwidth in Canada and for bandwidth throughout Europe within the next two years. The Company also continues to evaluate alternatives for transpacific IRU capacity.

  Peering Arrangements. PSINet maintains peering relationships with national, regional and local ISPs by either private peering with the ISPs or by participation in various public peering locations, known as network access points ("NAPs"). The Company maintains more than 2,000 Mbps (2 Gbps) of peering connectivity with 16 private agreements and 10 NAP connections strategically placed throughout the United States, the UK, Canada, Japan and Europe. Recently, certain companies that have previously offered peering have cut back or eliminated peering relations and are establishing new, more restrictive criteria for peering. The Company expects that, due to its offering of peering with any of the estimated 4,000 ISPs in the United States without settlement charges it will substantially increase the number of ISPs with which it peers over the next two years. The Company believes that by entering into direct peering relationships with a large number of ISPs, the Company's business customers will receive better service and the highest quality network performance.

  Global Network Management. PSINet believes that it offers superior network management capabilities which enhance the Company's customer satisfaction. The Company has established a 24-hours per day, seven-days per week NOC in the United States that allows for continuous monitoring of the Company's international network, managing of traffic, and customer problem resolution. Back-up operating facilities manned by trained personnel are available at the Company's offices in Herndon, Virginia and Cambridge, England in the event the U.S. NOC experiences service interruptions or other difficulties. PSINet is building its European Technical Center ("ETC") in Switzerland as a second NOC with global capabilities equivalent to those in the U.S. NOC. Furthermore, the Company anticipates that as it expands its presence in Asia it will construct a third NOC in that region.

SALES AND MARKETING

  PSINet has built a multi-channel sales and marketing infrastructure in an effort to respond effectively to the growing opportunities in the business Internet market. The Company seeks to attract and retain customers by offering its services and products through its direct sales force and its authorized reseller and referral program and by seeking to forge strategic relationships with selected telecommunications carriers. The Company believes that this multi-channel approach will enable it to utilize the technical skills and experience of its direct sales force to penetrate the Company's targeted customer base while utilizing the potentially greater sales and marketing resources of the resellers and referral sources and companies with which the Company has strategic alliances to offer PSINet services and products to a broader and more diverse potential customer base.

  Direct Sales. PSINet has built a direct sales force of approximately 200 individuals (almost half of whom are employed outside the United States) who have a strong Internet technical background and knowledge of potential applications of the Internet to meet the critical needs of targeted business customers. Direct sales tactics include direct contacts with targeted ISPs and potential significant corporate accounts by the Company's sales representatives and systems engineers, inbound and outbound telemarketing, direct mail efforts, seminars and trade show participation. The Company has developed programs to attract and train high quality, motivated sales representatives that, in addition to having strong Internet technical skills and knowledge of potential applications of the Internet, have consultative sales experience. These programs include technical sales training, consultative selling technique training, sales compensation plan development and sales representative recruiting profile identification. Sales representatives from the Company's U.S. and international operations jointly attend training programs in order to ensure an integrated sales approach domestically and internationally.

  Reseller and Referral Program. PSINet has forged an authorized reseller and referral program with selected telecommunications service companies, equipment suppliers, networking service companies, systems integrators and computer retailers. This program, through which the Company has established approximately 470 formal and informal arrangements in the United States and 250 outside the United States, affords the Company an indirect distribution mechanism in its targeted markets and is designed to enable the Company to utilize the potentially greater sales and marketing resources of the resellers and referral sources to offer PSINet services and products to a broader and more diverse potential customer base. Participants in the Company's reseller and referral program include Ascend Communications, Inc., a manufacturer and developer of telecommunications equipment, CompUSA, a computer equipment and software retailer, and XLConnect Solutions, Inc., a provider of computer networking consulting services. The Company provides training and ongoing support to the sales representatives of companies with which it has reseller and referral relationships in order to strengthen the sales representatives' knowledge of the Company's services and products and brand loyalty to PSINet. The Company believes that the reseller and referral program has enabled the Company to achieve greater market reach with reduced overhead costs and to use the reseller and referral sources to assist in the delivery of complete solutions to meet customer needs. The Company has a team of 13 individuals who pursue reseller and referral arrangements for PSINet.

  Strategic Alliances. In 1997, PSINet launched its strategic alliance program, pursuant to which it seeks to establish strategic alliances with selected telecommunications carriers which may afford the Company access to recurring revenue from the carriers' customer base, while enabling the carriers to offer their customers an integrated package of telecommunications and Internet services and products. The Company believes that these strategic alliances may facilitate the cost-effective acquisition of business customers and increase the Company's network utilization. IXC is the first telecommunications carrier with which PSINet has entered into a strategic alliance and the Company presently is pursuing other strategic alliance opportunities. It is anticipated that, in most cases (such as IXC), the companies with which the Company has strategic alliances will offer PSINet services and products on an unbranded or co-branded basis or under only their own trademark. As with the reseller and referral program, the Company provides training and ongoing support to the sales representatives of companies with which it has strategic alliances in order to strengthen the sales representatives' knowledge of the Company's services and products and brand loyalty to PSINet.

  Marketing. PSINet's marketing program is intended to build national and local strength and awareness of the PSINet brand. The Company uses radio and print advertising in targeted markets and publications to enhance awareness and acquire leads for the Company's direct sales team and companies with which the Company has resale, referral or strategic alliance relationships. The Company's print advertisements are placed in trade journals and special-interest publications. The Company employs public relations personnel in-house and works with an outside public relations agency to provide broad coverage in the Internet and computer networking fields. The Company also attempts to create brand awareness by participating in industry trade shows such as Networld, Interop, InterNet World and COMDEX, based on the size and vertical makeup of the trade show audience, and relationships with industry groups and the media. The Company also uses direct mailings, telemarketing programs, Web marketing, co-marketing agreements and joint promotional efforts to reach new corporate customers. The Company attempts to retain its customers through active and responsive customer support as well as by continually offering new value-added services.

CUSTOMERS

  The Company had, as of December 31, 1997, approximately 26,400 business customers, including 47 ISP customers. The Company's customers include businesses in the aerospace, finance, communications, computer data processing and related industries, governmental agencies and educational and research institutions as well as other ISPs pursuant to the Company's recently formed Carrier and ISP Services business unit.

CUSTOMER SUPPORT

  High quality customer service and support is critical to the Company's objective of retaining and developing its customers. The Company has made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. The Company's technical support group consists of over 90 individuals, over 80% of whom have technical backgrounds and university-level education. To ensure consistency in the quality and approach to customer care, both domestic and international associates attend an intensive technical training and certification program at the Company's U.S. NOC. The Company's U.S. NOC monitors and responds to customer needs by providing 24-hours per day, seven-days per week technical support and service. The Company's customer support group utilizes a leading customer support trouble ticketing and workflow management system from Remedy Corporation to track, route and report on customer service issues. Network operations can remotely service customer connections to the Company's network. In addition, field service personnel are dispatched in the event of an equipment failure that cannot be serviced remotely. As part of the Company's international expansion strategy, the Company anticipates adding a fully redundant NOC in Switzerland during 1998 and, subsequently, a third in Asia. In connection with its customer care initiatives, the Company seeks to continuously improve systems that increase productivity and enhance customer satisfaction. The Company has recently reengineered its customer care program to address the complex needs of its business customers and is scaling its customer care resources to keep pace with projected increases in customer requirements. By maintaining centralized support services, the Company seeks to increase operational efficiencies and enhance the quality, consistency and scalability of customer care. The Company is currently in the process of selecting and implementing high quality, cost-effective and scalable billing systems to replace its existing systems in order to provide customers on a global basis with uniform and easy-to-understand invoicing.

COMPETITION

  The market for Internet access and related services is highly competitive. The industry has relatively insignificant barriers to entry and numerous entities competing for the same customers. The Company expects that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. Current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and, to a lesser extent, on-line service providers. The Company believes that the primary competitive factors for the provision of Internet services are quality of service, reliability, price, technical expertise, ease of use, variety of value-added services, quality and availability of customer support, experience of the supplier, geographic coverage and name recognition. The Company's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

  ISPs. According to industry sources, there are over 4,000 ISPs in the United States and Canada as of December 31, 1997, consisting of national, regional and local providers. The Company's current primary competitors include other ISPs with a significant national presence which focus on business customers, such as UUNet Technologies, Inc. ("UUNet"), Bolt, Beranek & Newman, Inc. ("BBN") and NETCOM On-Line Communications Services, Inc. ("Netcom"), each of which, as described below, has recently been acquired by larger telecommunications companies. While the Company believes that its level of customer service and support and target market focus distinguish it from these competitors, many of these competitors, because they are owned by larger telecommunications companies, have greater market share, brand recognition, and financial, technical and personnel resources than the Company. The Company also competes with unaffiliated regional and local ISPs in its targeted geographic regions.

  Telecommunications Carriers. The major long distance companies (also known as interexchange carriers or IXCs), including AT&T Corporation ("AT&T"), MCI Communications Corp. ("MCI"), and Sprint Corporation ("Sprint"), offer Internet access services and compete with the Company. The recent reforms in the federal regulation of the telecommunications industry have created greater opportunities for incumbent local exchange carriers ("ILECs"), including the regional Bell operating companies ("RBOCs") and other competitive CLECs, to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, the Company believes that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with and the wholesale purchase of connectivity from ISPs. The WorldCom, Inc. ("WorldCom")/MFS Communications, Inc. ("MFS")/UUNet consolidation (and WorldCom's pending acquisition of MCI), GTE Corporation's ("GTE") recent acquisition of BBN and the recent acquisition by ICG Communications, Inc. ("ICG") of Netcom are indicative of this trend. Accordingly, the Company expects that it will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases.

  Cable Companies, Direct Broadcast Satellite and Wireless Communications Companies. Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Continental Cablevision, Inc. and Tele-Communications, Inc. ("TCI") have recently announced trials to provide Internet cable service to their residential customers in select areas. Cable companies, however, are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. Additionally, their current subscriber base and market focus is residential which requires that they partner with business-focused providers or undergo massive sales and marketing and network development efforts in order to target the business sector. Several announcements also recently have been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. These include Hughes Network Systems' announcement that it will provide high-speed data through direct broadcast satellite technology; CAI Wireless Systems Inc.'s ("CAI Wireless") announcement of an MMDS wireless cable operator launching data services via 2.5 to 2.7 GHz and high-speed wireless modem technology; and WinStar Communications, a 38 GHz radio company that wholesales its network capacity to other carriers and now offers high-speed Internet access to business customers.

  On-line Service Providers. The dominant on-line service providers, including Microsoft Network, America Online, Incorporated ("America Online") and Prodigy, Inc., ("Prodigy") have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. The Company competes to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping. While Compuserve recently announced it also will target Internet connectivity for the small to medium-sized business market, this will require a significant transition from a consumer market focus to a business market focus.

  The Company believes that its ability to attract business customers and to market value-added services are keys to its future success. However, there can be no assurance that its competitors will not introduce comparable services or products at similar or more attractive prices in the future or that the Company will not be required to reduce its prices to match competition. Recently, many competitive ISPs have shifted their focus from individual customers to business customers. Moreover, there can be no assurance that more of the Company's competitors will not shift their focus to attracting business customers, resulting in even more competition for the Company. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Competition."

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

REGULATORY MATTERS

  In recent years, there have been U.S. and foreign legislation and other initiatives to impose criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet as well as on entities knowingly permitting facilities under its control to be used for such activities. These initiatives may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as the Company.

  Recent FCC regulations may increase competitive activity in the Internet access industry by RBOCs and other companies. The 1996 U.S. Federal telecommunications legislation contains certain provisions which allow the RBOCs to provide electronic publishing of information and databases under certain conditions, which conditions have been successfully challenged in federal district court. These regulations and legislation may result in additional competitive pressures on the Company or have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company provides Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. The Company presently is considered an enhanced services provider and, therefore, is not currently subject to direct regulation or access charges imposed by the FCC or any other agency for such operations, other than regulations applicable to businesses generally. The FCC is currently reviewing its regulatory position on the usage of the basic network and communications facilities by ISPs. Changes in the regulatory structure and environment affecting the Internet access market could result in increased costs being imposed on the Company.

  In addition, the Company's wholly-owned subsidiary, PSINet Telecom Limited, has received a license to provide global facilities-based telecommunications services, subjecting it to regulation as a non-dominant international common carrier. Further, the Company is also considering the financial, regulatory and operational implications of becoming or acquiring a CLEC in certain selected cities. As a result, it is also possible that the Company could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities, as a provider of domestic basic telecommunications services, particularly competitive local exchange services.

  As a general matter, the FCC has chosen not to exercise its statutory power to closely regulate non- dominant carriers. Nevertheless, non-dominant carriers are subject to complaints for failure to comply with statutory requirements or agency regulations or rules. International non-dominant carriers must maintain tariffs on file with the FCC. Regulation of CLECs occurs both on a federal and state level, however, CLECs are also considered non-dominant and subject to relaxed regulatory requirements. The Company cannot predict the impact, if any, that future regulation may have on its business.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 775 full-time employees (543 in the United States and 232 outside of the United States), including approximately 303 in data communications and operational positions, 302 in sales and marketing and 170 in general and administrative positions. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage.

EXECUTIVE OFFICERS OF THE COMPANY

    NAME                         AGE                    TITLE
    ----                         ---                    -----
SENIOR EXECUTIVE OFFICERS:
William L. Schrader.............  46 Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Founder)
Harold S. Wills.................  55 Executive Vice President, Chief Operating
                                      Officer and Director
David N. Kunkel.................  54 Senior Vice President, General Counsel,
                                      Secretary and Director
Edward D. Postal................  42 Senior Vice President and Chief Financial
                                      Officer
John J. Chidester...............  39 Senior Vice President, U.S. Sales and
                                      Marketing
VICE PRESIDENTS:
Anthony A. Aveta................  51 Vice President and Chief Information
                                      Officer
Mary-Ann Carolan................  37 Vice President
Charles P. Cary.................  42 Vice President, Product Management and
                                      Development, Corporate Network Services
William P. Cripe................  47 Vice President, Human Resources
James R. Davin..................  41 Vice President and Chief Technical Officer
Mark S. Fedor...................  33 Vice President, Engineering
Richard R. Frizalone............  40 Vice President, Alliances and Business
                                      Development, Corporate Network Services
Harry G. Hobbs..................  44 Vice President, Customer Administration
Kathleen B. Horne...............  40 Vice President and Assistant General
                                      Counsel
Volker Kleinn...................  58 Vice President, European Operations
John F. Kraft...................  40 Vice President, Carrier and ISP Services
Mitchell Levinn.................  38 Vice President, Network Operations
Michael Mael....................  41 Vice President, Application and Web
                                      Services
Michael J. Malesardi............  37 Vice President and Controller
John B. Muletta.................  33 Vice President

  Additional information regarding the Company's Executive Officers is incorporated by reference to "Executive Officers" in the Company's Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1997.

                                 RISK FACTORS

  In addition to the other information in this Annual Report, the following Risk Factors should be considered in evaluating the Company and its business.

OPERATING DEFICIT; CONTINUING LOSSES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; ISTAR OPERATING LOSSES

  The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract and retain qualified persons, and continue to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced revenue growth on an annual basis with revenue increasing from $38.7 million in 1995 to $84.4 million in 1996 to $121.9 million in 1997, it has incurred losses and experienced negative EBITDA during each of such periods. The Company has incurred net losses of $45.6 million, $55.1 million and $53.2 million and has incurred negative EBITDA of $21.2 million, $28.0 million and $27.9 million for each of the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company had a retained deficit of $162.6 million. In its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company reported that it would achieve positive EBITDA sometime during the second quarter of 1997 and would be profitable by the first quarter of 1998 or prior thereto. The Company did achieve breakeven EBITDA in certain months of the second and third quarters of 1997, but as a result of several factors that arose subsequent to the date of the Company's filing of its Form 10-K for fiscal 1996, the Company was unable to meet certain of its prior objectives. Principal among these factors adversely affecting the Company's operating performance were delivery delays for PRI telecommunications facilities required to meet customer demand, accelerated investment by the Company in its overseas operations in order to respond to rapidly developing markets, and lower than expected growth during the third quarter of 1997 in the demand for its domestic Internet services. The Company expects to focus in the near term on continuing to increase its corporate customer base and expanding its Carrier and ISP Services business unit strategy which will require it to continue to incur expenses for marketing, network infrastructure, personnel and the development of new products and services. Such continued expenses may adversely impact cash flow and operating performance. The Company also plans to continue to enhance its network and the administrative and operational infrastructure necessary to support its Internet access service domestically and internationally.

  The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control, including, among others, general economic conditions, specific economic conditions in the Internet access industry, user demand for Internet services, capital expenditures and other costs relating to the expansion of operations and the Company network, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of channels through which those services are sold, pricing changes and new product introductions by the Company and its competitors and delays in obtaining sufficient supplies of sole or limited source equipment and telecom facilities (i.e., PRIs). As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions that could have a material adverse effect on the Company's business, results of operations and cash flow.

  In February 1998, the Company acquired iSTAR, one of the leading Canadian providers of Internet services and solutions. Prior to its acquisition by the Company, iSTAR incurred a net loss of $39.1 million and had negative EBITDA of $20.7 million for the twelve months ended November 30, 1997. While the Company believes that after eliminating redundant network architecture and administrative functions and taking other actions to integrate the operations of iSTAR it will be able to realize significant cost savings on its Canadian operations beginning in 1998, there can be no assurance that the Company's integration of the operations of iSTAR will be accomplished successfully. The inability of the Company to improve the operating performance of iSTAR's business or to successfully integrate the operations of iSTAR could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The market for Internet access and related services is highly competitive. The industry has relatively insignificant barriers to entry and numerous entities competing for the same customers. The Company expects that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. Current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers, and on-line service providers. The Company believes that the primary competitive factors for the provision of Internet services are quality of service, reliability, price, technical expertise, ease of use, variety of value-added services, quality and availability of customer support, experience of the supplier, geographic coverage and name recognition. The Company's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and related services at competitive prices. See "Business--Competition."

  As a result of industry competition, the Company has encountered and expects to continue to encounter pricing pressure, which in turn could result in reductions in the average selling price of the Company's services. For example, certain of the Company's competitors which are telecommunications companies, including AT&T and MCI, may be able to provide customers with reduced or free communications costs in connection with their Internet access services or offer Internet access as a standard component of their overall service package, thereby increasing price pressure on the Company. The Company has in the past reduced prices on certain of its Internet access options and may continue to do so in the future. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. The Company is not able presently to predict the impact which future growth in the Internet access and on-line services businesses will have upon competition in the industry. Increased price or other competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

  As the Company continues to expand its operations outside the United States, it will encounter new competitors and competitive environments. In some cases, the Company will be forced to compete with and buy services from government owned or subsidized telecommunications providers, some of which may enjoy a monopoly on telecommunications services essential to the Company's business. There can be no assurance that the Company will be able to purchase such services at a reasonable price or at all. In addition to the risks associated with the Company's previously described competitors, foreign competitors may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. There can be no assurance that the Company can obtain similar levels of local knowledge, and failure to obtain that knowledge could place the Company at a significant competitive disadvantage.

RISKS ASSOCIATED WITH STRATEGIC ALLIANCE WITH IXC

  The Company is subject to a variety of risks relating to its transactions with IXC and the acquisition, operation and maintenance of the bandwidth corresponding to the PSINet IRUs. Such risks include, among other things, the following: (i) the risk that, if the difference between $240 million and the fair market value of the IXC Initial Shares as of the Determination Date or the Acceleration Date (as defined), as applicable, is significant, satisfaction of the Contingent Payment Obligation by the Company through the issuance of additional shares of common stock or, at the sole option of the Company, by a payment of cash, or a combination of stock and cash, could result in significant dilution to the Company's other shareholders and in IXC's owning a significant, or even a controlling, portion of the outstanding common stock, and/or could necessitate a significant cash outlay by the Company, which in any such event could have a material adverse effect on the Company and its shareholders; (ii) the risk that financial, legal, technical and/or other matters may adversely affect IXC's ability to perform the operation, maintenance and other services under the IRU Purchase Agreement with respect to the bandwidth corresponding to the PSINet IRUs, which may adversely affect the Company's use of such bandwidth; (iii) the risk that, in the event of a material default by IXC under the IRU Purchase Agreement at such time as IXC is in bankruptcy, the Company's use of the bandwidth corresponding to the PSINet IRUs may be materially adversely affected or curtailed; (iv) the risk that the Company will not have access to sufficient additional capital and/or financing on satisfactory terms to enable it to make the necessary capital expenditures to take full advantage of the PSINet IRUs; (v) the risk that IXC may not continue to have the necessary financial resources to enable it to complete, or may otherwise elect not to complete, its contemplated buildout of its fiber optic telecommunications system or that such buildout may be delayed or otherwise adversely affected by presently unforeseeable legal, technical and/or other factors; (vi) the risk that, in the event of a change of control or change in management of IXC, IXC's successor or new management, as the case may be, may not share IXC's commitment to the buildout of its fiber optic telecommunications system or may not otherwise allocate the necessary human, financial, technical and other resources to satisfactorily meet its obligations to the Company under the IRU Purchase Agreement that would adversely affect the Company's use of the bandwidth corresponding to the PSINet IRUs; (vii) the risk that IXC, as the Company's largest shareholder and through its chairman's seat on the Company's Board of Directors, could subject the Company to certain conflicts of interest or could influence the Company's management in a manner that could adversely affect the Company's business or control of the Company; and (viii) the risk that future sales by IXC of substantial numbers of shares of common stock could adversely affect the market price of the common stock and make it more difficult for the Company to raise funds through equity offerings and to effect acquisitions of businesses or assets in consideration for issuances of its common stock. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with its strategic alliance with IXC.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH AND EXPANSION

  The Company had over 350 POPs as of December 31, 1997 and plans to continue to expand the capacity of existing POPs as customer-driven demand dictates. The Company's rapid growth has placed, and in the future may continue to place, a strain on the Company's administrative, operational and financial resources and has increased demands on its systems and controls. The Company anticipates that its Carrier and ISP Services business unit, as well as other business growth, may require continued enhancements to and expansion of its network. Competition for qualified personnel in the Internet services industry is intense and there are a limited number of persons with the requisite knowledge of and experience in such industry. The process of locating, training and successfully integrating qualified personnel into the Company's operations is often lengthy and expensive. There can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. In addition, there can be no assurance that the Company's existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth. The inability to continue to upgrade the networking systems or the operating and financial control systems, the inability to recruit and hire necessary personnel, the inability to successfully integrate new personnel into the Company's operations, the inability to manage its growth effectively or the emergence of unexpected expansion difficulties could adversely affect the Company's business, results of operations and financial condition.

NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

  The Company expects to continue to enhance its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company expects to incur capital expenditures through the end of the year 2000 of up to $95 million. In addition, the Company expects to incur on an annual basis approximately $1.15 million in operation and maintenance fees with respect to the PSINet IRUs per each 1,000 equivalent route miles of OC-48 bandwidth accepted under the IRU Purchase Agreement. Other planned capital expenditures expected to be incurred by the Company over the next four years include up to $35 million in connection with the Company's anticipated buildout of its pan-European Internet network. The Company is also obligated, under the terms of one of its Carrier and ISP Services agreements, to provide the ISP customer with a rental facility of up to $5.0 million for telecommunications equipment owned or leased by the Company and deployed in the customer's network ($1.4 million drawn at December 31, 1997). In addition, the Company may be obligated pursuant to the Contingent Payment Obligation under the IRU Purchase Agreement to provide IXC with additional shares of common stock and/or cash, at the Company's sole option, in an amount equal to the difference between $240 million and the then fair market value of the IXC Initial Shares on the earlier of one year following delivery and acceptance of the total bandwidth corresponding to the PSINet IRUs or February 25, 2002.

  The Company believes it will have a reasonable degree of flexibility to adjust the amount and timing of its capital expenditures in response to the Company's then existing financing capabilities, market conditions, competition and other factors. The Company believes that working capital generated from the use of bandwidth corresponding to the PSINet IRUs, together with other working capital from operations, from existing credit facilities, from capital lease financings, and from proceeds of future equity or debt financings (which the Company presently expects to be able to obtain when needed), will be sufficient to meet the presently anticipated working capital and capital expenditure requirements of its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report.

  The Company may seek to raise additional funds in order to take advantage of unanticipated opportunities, more rapid international expansion or acquisitions of complementary businesses, or to develop new products or otherwise respond to changing business conditions or unanticipated competitive pressures. There can be no assurance that the Company will be able to raise such funds on favorable terms. In the event that the Company is unable to obtain such additional funds on acceptable terms, the Company may determine not to enter into various expansion opportunities.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

  A component of the Company's strategy is its planned expansion into international markets. There can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, expropriation, nationalization, war, insurrection and other political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. The Company may need to enter into joint ventures or other strategic relationships with one or more third parties in order to conduct its foreign operations successfully. There can be no assurance that such factors will not have an adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS AND STRATEGIC ALLIANCES

  As part of its business strategy, the Company expects to continue to seek to develop strategic alliances both domestically and internationally and/or to acquire assets and businesses principally relating to or complementary to its current operations. Any such future strategic alliances or acquisitions would be accompanied by the risks commonly encountered in strategic alliances with or acquisitions of companies. Such risks include, among other things, the difficulty of integrating the operations and personnel of the companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of licensed or acquired technology and rights into the Company's service offerings, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such strategic alliances or acquisitions.

  In addition, if the Company were to proceed with one or more significant acquisitions in which the consideration consists of cash, such as the Company's recently completed transaction with iSTAR, a substantial portion of the Company's available cash could be used to consummate such acquisitions. If the Company were to consummate one or more significant acquisitions or strategic alliances in which the consideration consists of stock, such as the Company's recently completed transaction with IXC, shareholders of the Company could suffer a significant dilution of their ownership interests in the Company. Many of the businesses that might become attractive acquisition candidates for the Company may have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in increases in the Company's amortization expenses and the length of time over which they are reported. In connection with acquisitions, the Company could incur substantial expenses, including the expenses of integrating the business of the acquired company or the strategic alliance with the Company's business. Such expenses, in addition to the financial impact of such acquisitions, could have a material adverse effect on the Company's business, financial condition and results of operations and could cause substantial fluctuations in the Company's quarterly and yearly operating results.

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends to a significant degree upon the continued contributions of its senior management team and technical, marketing and sales personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for qualified employees and personnel in the Internet services industry is intense and there are a limited number of persons with knowledge of and experience in the Internet service industry. The Company's success also will depend on its ability to attract and retain qualified management, marketing, technical and sales executives and personnel. The process of locating such personnel with the combination of skills and attributes required to carry out the Company's strategies is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, product development efforts and ability to expand its network infrastructure. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

  The Company's products and services are targeted toward users of the Internet, which has experienced rapid growth. The market for Internet access and related services is relatively new and characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. The Company's future success will depend, in part, on its ability to effectively use leading technologies, to continue to develop its technical expertise, to enhance its current services, to develop new products and services that meet changing customer needs, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, developing new services or enhancing its existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. There can be no assurance that the Company will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, there can be no assurance that services or technologies developed by others will not render the Company's services or technology uncompetitive or obsolete.

  In addition, critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in the business market targeted by the Company. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet access services for a number of reasons, including, among others, inconsistent quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors, inadequate protection of the confidentiality of stored data and information moving across the Internet, and a lack of tools to simplify Internet access and use. In particular, numerous published reports have indicated that a perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial exploitation of the Internet to date, and there can be no assurance that encryption or other technologies will be developed that satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communications, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business-related Internet solutions to continue to develop would adversely impact the Company's business, financial condition and results of operations.

POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH NETWORK; REGULATORY MATTERS

  The law relating to liability of ISPs for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose such liability for defamatory speech and infringement of copyrighted materials. In one case, a federal district court held that an online service provider could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Other courts have held that online service providers and ISPs may, under certain circumstances, be subject to damages for copying or distributing copyrighted materials. Certain provisions of the Communications Decency Act, which imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court. New legislative attempts to curtail obscene or indecent communications are likely. The imposition upon ISPs or web server hosts of potential liability for materials carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain product or service offerings, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Although the Company's Internet operations are not currently subject to direct regulation by the Federal Communications Commission (the "FCC") or any other governmental agency (other than regulations applicable to businesses generally), due to the increasingly widespread use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user pricing, privacy, libel, intellectual property protection and infringement, and technology export and other controls. The FCC is currently reviewing its regulatory position on the usage of the basic network and communications facilities by ISPs. Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOCs or other telecommunications companies, could have an adverse effect on the Company's business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on ISPs, the impact of this decision on the availability of telephone service is the subject of a congressionally-mandated report. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented ISPs such as the Company. Nonetheless, the imposition of access charges would affect the Company's costs of serving dial-up customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated also is undergoing a process of development in other countries. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services, including the Company.

  The Company's wholly-owned subsidiary, PSINet Telecom Limited, has received a license from the FCC to provide global facilities-based telecommunications services, subjecting it to regulation as a non-dominant international common carrier. Further, the Company is also considering the financial, regulatory and operational implications of becoming or acquiring a CLEC in certain selected cities. As a result, it is also possible that the Company could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities, as a provider of domestic basic telecommunications services, particularly competitive local exchange services.

  The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, many regulations may be subject to judicial review, the result of which the Company is unable to predict.

  Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification. The Company believes that, in the current regulatory environment, the FCC is unlikely to do so. International non-dominant carriers must maintain tariffs on file with the FCC. Regulation of CLECs occurs on both a state and federal level, to the extent CLECs provide interstate exchange access service. Regulatory regimes vary from state-to state, however, competing local exchange carriers are non-dominant and are likely to be subject to a relaxed form of regulation. Nevertheless, there are numerous state and federal proceedings that may impose regulatory burdens on CLECs. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on the Company.

RISKS ASSOCIATED WITH FINANCING ARRANGEMENTS

  Certain of the Company's financing arrangements are secured by substantially all of the Company's assets and stock of certain subsidiaries of the Company. These financing arrangements require that the Company satisfy certain financial covenants and currently prohibit the payment of dividends and the repurchase of capital stock of the Company without, in each case, the lender's consent. The Company's secured lenders would be entitled to foreclose upon those assets in the event of a default under the financing arrangements and to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the holders of the Company's capital stock in the event that the Company is liquidated. In addition, the collateral security arrangements under the Company's existing financing arrangements may adversely affect the Company's ability to obtain additional borrowings.

RISK OF SYSTEM FAILURE OR SHUTDOWN

  The success of the Company is dependent upon its ability to deliver reliable, high-speed access to the Internet. The Company's network, as is the case with other networks providing similar service, is vulnerable to damage or cessation of operations from fire, earthquakes, severe storms, power loss, telecommunications failures and similar events, particularly if such events occur within a high traffic location of the network. The Company is also dependent upon the ability and willingness of its telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. While the Company's network has been designed with redundant circuits among POPs to allow traffic rerouting, lab and field testing is performed before integrating new and emerging technology into the network, and the Company engages in capacity planning, there can be no assurance that the Company will not experience failures or shutdowns relating to individual POPs or even catastrophic failure of the entire network. The Company carries property, POP equipment and business interruption insurance with basic policy limitations of $4.0 million, $5.0 million and $5.0 million, respectively, subject to deductibles, exclusions and self-insurance retention amounts. Such coverage may not be adequate or available to compensate the Company for all losses that may occur. In addition, the Company generally attempts to limit its liability to customers arising out of network failures through contractual provisions disclaiming all such liability and, in respect of certain services, limiting liability to a usage credit based upon the amount of time that the system was not operational. There can be no assurance that such limitations will be enforceable. In any event, significant or prolonged system failures or shutdowns could damage the reputation of the Company and result in the loss of customers.

NETWORK SECURITY RISKS; RISKS ASSOCIATED WITH PROVIDING SECURITY SERVICES

  Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers, which may deter potential customers and adversely affect existing customer relationships. Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported to organizations such as the CERT Coordination Center at Carnegie Mellon University, which facilitates responses of the Internet community to computer security events. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on the Company.

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

DEPENDENCE ON SUPPLIERS

  The Company has few long-term contracts with its suppliers. The Company is dependent on third party suppliers for its leased-line connections, or bandwidth. Certain of these suppliers are or may become competitors of the Company, and such suppliers are not subject to any contractual restrictions upon their ability to compete with the Company. To the extent that these suppliers change their pricing structures, the Company may be adversely affected. Following the recent consummation of its transaction with IXC, the Company anticipates that its dependence upon certain of these suppliers will be decreased as it accepts delivery of OC-48 bandwidth under the IRU Purchase Agreement. Nevertheless, until the IXC fiber optic telecommunications system is completed (and IXC is not obligated under the IRU Purchase Agreement to extend its buildout of the IXC system beyond approximately 6,640 unique route miles of OC-48 bandwidth) and, even after such completion, the Company will continue to be dependent upon such suppliers in certain geographic regions. Moreover, any failure or delay of IXC to deliver bandwidth under the IRU Purchase Agreement or to provide operations, maintenance and other services with respect to such bandwidth in a timely or adequate fashion could adversely affect the Company. The Company is also dependent on certain third party suppliers of hardware components. Although the Company attempts to maintain a minimum of two vendors for each required product, certain components used by the Company in providing its networking services are currently acquired or available from only one source.

  The Company has from time to time experienced delays in the receipt of certain hardware components and telecommunications facilities, including, most recently, delays in delivery of PRI telecommunications facilities (which connect dial-up customers to the Company's network). A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect the Company. The Company's remedies against suppliers who fail to deliver products on a timely basis are limited by contractual liability limitations contained in supply agreements and purchase orders and, in many cases, by practical considerations relating to the Company's desire to maintain good relationships with the suppliers. As the Company's suppliers revise and upgrade their equipment technology, the Company may encounter difficulties in integrating the new technology into the Company's network.

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

DEPENDENCE ON TECHNOLOGY; PROPRIETARY RIGHTS

  The Company's success and ability to compete is dependent in part upon its technology and proprietary rights, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. Nevertheless, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures are adequate to protect the Company's proprietary technology. In addition, the Company's products may be licensed or otherwise utilized in foreign countries where laws may not protect the Company's proprietary rights to the same extent as do laws in the United States. It is the Company's policy to require employees and consultants and, when obtainable, suppliers to execute confidentiality agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. While the Company does not believe that it has infringed the proprietary rights of other parties, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

YEAR 2000

  The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has established procedures for evaluating and managing the risks and costs associated with this problem and believes that its computer systems are currently Year 2000 compliant. However, many of the Company's customers maintain their Internet connections on UNIX-based servers, which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Date Conversion" in Part II, Item 7 of this Annual Report.

POTENTIAL VOLATILITY OF STOCK PRICE

  The market price and trading volume of the Company's common stock has been and may continue to be highly volatile. Factors such as variations in the Company's revenue, earnings and cash flow and announcements of new service offerings, technological innovations, strategic alliances and/or acquisitions involving competitors of the Company or price reductions by the Company, its competitors or providers of alternative services could cause the market price of the common stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations have adversely affected and may continue to adversely affect the market price of the common stock.

                                   GLOSSARY

ATM..........................  Asynchronous Transfer Mode. A communications standard that provides for information transfer in the form of fixed-length cells of 53 bytes each. The ATM format can be used to deliver voice, video and data traffic at varying rates.

Backbone.....................  A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth....................  The number of bits of information which can move over a communications medium in a given amount of time; the capacity of a telecommunications circuit/network to carry voice, data and video information. Typically measured in Kbps and Mbps. Bandwidth from public networks is typically available to business and residential end-users in increments from 56 Kbps to T-3.

Broadband....................  A transmission system that multiplexes multiple independent signals onto one cable.

CLEC.........................  Competitive local exchange carrier.

CSU/DSU......................  Channel Service Unit/Data Service Unit. A
                               device used in digital transmission for
                               connecting data terminal equipment, such as a router, to a digital transmission circuit or service.

Dedicated circuits...........  Telecommunications lines dedicated or reserved for use by particular customers along
                               predetermined routes.

Dial up line.................  Communications circuit that is established by a switched-circuit connection using the telephone network.

DNS..........................  Domain Name System. Distributed name system used in the Internet.

Electronic mail or e-mail....  An application that allows a user to send or receive text messages to or from any other user with an Internet address, commonly termed an e-mail address.

56 Kbps......................  Equivalent to a single high-speed telephone service line; capable of transmitting one voice call or 56 Kbps of data. Currently in widespread use by medium and large businesses primarily for entry level high-speed data and very low-speed video applications.

Firewall.....................  A gateway between two networks that buffers and screens all information and prevents
                               unauthorized traffic from passing between such networks.

Frame relay..................  A communications standard that is optimized for efficient switching of variable-length data packets.

Gbps.........................  Gigabits per second. A measure of digital transmission rates. One gigabit equals 1,000 megabits.

Host.........................  A computer with direct access to the Internet.

HTML.........................  Hypertext Markup Language used to produce Web pages. It is a method of presenting information where selected words can be "expanded" to provide other information about the word.

ILEC.........................  Incumbent local exchange carrier.

Internet.....................  An open global network of interconnected commercial, educational and governmental computer networks which utilize TCP/IP, a common communications protocol.

Internetworking..............  The process of communicating between and among networks.

Intranet.....................  A TCP/IP based network and Web site which is securely isolated from the Internet and serves the internal needs of a company or institution.

IP...........................  Internet protocol.

IRUs.........................  Indefeasible rights of use in network bandwidth capacity.

ISDN.........................  Integrated Services Digital Network. A network that provides digital voice and data services through a single medium.

ISP..........................  Internet service provider.

Kbps.........................  Kilobits per second. A measure of digital information transmission rates. One kilobit equals 1,000 bits of digital information. Normally, 10 bits are used for each alpha-numeric character.

LAN..........................  Local Area Network. A data communications network designed to interconnect personal computers, workstations, minicomputers, file servers and other communications and computing devices within a localized environment.

LEC..........................  Local Exchange Carrier. A telecommunications company that provides telecommunications services in a geographic area in which calls generally are transmitted without toll charges.

Mbps.........................  Megabits per second. A measure of digital information transmission rates. One megabit equals 1,000 kilobits.

Modem........................  A device for transmitting information over an analog communications channel such as a POTS telephone circuit.

Multiplexing.................  Putting multiple signals on a single channel.

Network......................  A collection of distributed computers which share data and information through inter-connected lines of communication.

OC-3.........................  OC-3 SONET high capacity optical telecommunications line capable of transmitting data at 155.52 Mbps.

OC-12........................  OC-12 SONET high capacity optical telecommunications line capable of transmitting data at 622.08 Mbps.

OC-48........................  OC-48 SONET high capacity optical telecommunications line capable of transmitting data at 2488.32 Mbps.

OC-48 Equivalent.............  One OC-48, four OC-12s, 16 OC-3s or 48 DS-3s.

OC-48 Equivalent Mile........  One Route Mile of OC-48 capacity, four Route
                               Miles of OC-12 capacity, 16 Route Miles of OC-3 capacity or 48 Route Miles of DS-3 capacity.

On-line services.............  Commercial information services that offer a computer user access through a modem to a specified slate of information, entertainment and communications menus. These services are generally closed systems, although many are now offering full Internet access.

Open systems.................  A networking system which is based upon non-
                               proprietary protocols (i.e., protocols which are in the public domain).

Peering......................  The commercial practice under which nationwide
                               ISPs exchange each other's traffic, in most cases, without the payment of settlement charges.

POPs.........................  Points-of-Presence. An interlinked group of modems, routers and other computer equipment, located in a particular city or metropolitan area, that allows a nearby subscriber to access the Internet through a local telephone call or using a short-distance permanent data circuit.

POTS.........................  Plain Old Telephone Service. Standard analog telephone service used by many telephone companies throughout the United States.

PRI..........................  Primary Rate Interface. ISDN interface to primary rate access.

Protocol.....................  A formal description of message formats and the rules two or more machines must follow in order to communicate.

RBOC.........................  Regional Bell Operating Company.

Router.......................  A device that receives and transmits data packets between segments in a network or different networks.

Route Mile...................  One mile of the actual geographic length of the high capacity telecommunications fiber route.

Server.......................  Software that allows a computer to offer a service to another computer. Other computers contact the server program by means of matching client software. The term also refers to the computer on which server software runs.

SMDS.........................  Switched Multimegabit Data Service. A public packet-switching service offered by telephone companies in many major metropolitan areas.

SONET........................  Synchronous Optical Network.

TCP/IP.......................  Transmission Control Protocol/Internet
                               Protocol. A compilation of network and
                               transport-level protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

T-3 or DS-3..................  A data communications line capable of transmitting data at 45 Mbps.

UNIX.........................  A computer operating system for workstations and personal computers and noted for its portability and communications functionality.

WAN..........................  Wide Area Network. A network spanning a wide geographic area.

Web or World Wide Web........  A network of computer servers that uses a special communications protocol to link
                               different servers throughout the Internet and permits communication of graphics, video and sound.

Web server...................  The computer system that runs Web software, used to create custom Web sites, Web pages, and home pages.

Web sites or Web pages.......  A site located on the Web, written in the HTML or SGML language.

ITEM 2. PROPERTIES

  PSINet's principal administrative, operational and marketing and sales facilities total approximately 50,280 square feet and are located in an office park in Herndon, Virginia. The Company occupies 36,080 square feet of this space under two leases which expire in September 2003 and include five-year renewal options. Additionally, 14,200 square feet is occupied pursuant to a lease which expires in February 1999. The Company also leases approximately 15,000 square feet of office space in a second office park located in Herndon, Virginia, approximately 48,480 and 13,500 square feet of office space in two office parks located in Reston, Virginia and approximately 23,760 square feet of office space for its network operations center in Troy, New York. The Company leases regional sales and field support offices in Santa Clara, California; E1 Segundo, California; Orlando, Florida; Tampa, Florida; Norcross, Georgia; Chicago, Illinois; New York, New York and Dallas, Texas.

  The Company's Canadian subsidiary leases approximately 24,000 square feet and 5,600 square feet in Toronto, Canada under two separate leases which expire in December 2004 and October 2000, respectively. The Company's subsidiary in the United Kingdom leases approximately 13,200 square feet in Cambridge, England under a lease which expires in September 2005. The Company's subsidiary in Japan leases approximately 7,100 square feet in Tokyo, Japan under a lease which expires in May 2000. The Company's principal European administrative, operational, marketing and sales facilities total approximately 3,900 square feet and are located in Nyon, Switzerland. Additionally, the Company has European operations in leased facilities in Brussels, Belgium, Velizy, France, Ismaning, Germany and Amsterdam, The Netherlands.

  The Company leases or is otherwise provided with the right to utilize space in various geographic locations to provide an operational facility for certain of its POPs.

  The Company believes that these facilities are adequate for its current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company has been involved in certain disputes and threatened with or named as a defendant in lawsuits and administrative claims. Certain of such disputes, lawsuits and threatened litigation include claims asserting alleged breach of agreements and certain of them relate to relatively novel or unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See "Risk Factors--Potential Liability for Information Disseminated through Network; Regulatory Matters."

  On November 25, 1997, Chatterjee Management Company ("Chatterjee") initiated arbitration proceedings against the Company before the International Chamber of Commerce, Court of Arbitration, in London, England, with respect to a joint venture agreement between Chatterjee and the Company. As previously disclosed by the Company in various filings with the Commission, on September 19, 1996, the Company and Chatterjee signed an agreement pursuant to which the Company and an investment group led by Chatterjee would establish a joint venture for the purposes of building an Internet network across Europe and providing Internet-related services in Europe. Such investment group was to invest up to $41 million in the joint venture. No monies were invested by Chatterjee or the investment group pursuant to the joint venture agreement nor were any other actions undertaken to implement it. Following the signing of the agreement, the parties acknowledged structural difficulties associated with the joint venture as originally contemplated, which prevented implementation of it. Instead, they sought, for several months, to negotiate a direct investment in the Company by Chatterjee in lieu of the prior agreement. Those negotiations were not successful.

  In the arbitration proceeding, Chatterjee has now alleged that the Company breached the joint venture agreement by repudiating its obligations under the agreement and by breaching a covenant not to compete. In the arbitration, Chatterjee requests an award declaring that the agreement is still valid and binding upon the parties and that the Company stands in breach of the agreement, directing the Company to specifically perform its obligations under the agreement or, in the alternative, awarding Chatterjee compensatory damages in an amount not less than $25 million, awarding Chatterjee profits that the Company has earned or stands to earn in Europe, and awarding Chatterjee the costs of arbitration, including attorneys' fees, and interest on the award of damages. The Company believes that Chatterjee's claims are without merit and intends vigorously to defend itself in the arbitration.

  In addition, the Company from time to time receives communications from third parties asserting alleged infringement of patents, trademarks and service marks of others. Although there is currently no material litigation arising out of any alleged infringement of patents, trademarks or service marks, there can be no assurance that litigation will not be commenced regarding these or other matters.

  The Company is not involved in any other legal proceedings which the Company believes would, if adversely determined, have a material adverse effect upon its business, financial condition or results of operations. There can be no assurance whether these matters will be determined in a manner which is favorable to the Company or, if adversely determined, whether such determination would have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

  The Company's common stock is traded on The Nasdaq Stock Market under the symbol "PSIX". The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported during each quarterly period in 1996 and 1997 on The Nasdaq Stock Market. The prices do not include retail mark ups, mark downs or commissions.

                                                                       1996
                                                                  --------------
                                                                   HIGH    LOW
                                                                  ------- ------
   First Quarter................................................. $22 3/4 $8 3/4
   Second Quarter................................................ $19 3/8 $6 3/4
   Third Quarter................................................. $13     $8 1/8
   Fourth Quarter................................................ $14 1/2 $8 1/2
                                                                       1997
                                                                  --------------
                                                                   HIGH    LOW
                                                                  ------- ------
   First Quarter................................................. $13 3/8 $6 3/4
   Second Quarter................................................ $ 9 1/4 $5 1/2
   Third Quarter................................................. $ 9 3/4 $7 3/8
   Fourth Quarter................................................ $ 9 1/2 $4 1/4

  The last reported sale price of the Company's common stock on The Nasdaq Stock Market on March 13, 1998 was $10.25 per share. There were approximately 700 holders of record of the common stock as of March 13, 1998.

                          COMMON STOCK DIVIDEND POLICY

  The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future, except for dividends payable with respect to its Series B 8% Convertible Preferred Stock issued by the Company on November 10, 1997 in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Structure" in Part II, Item 7 of this Annual Report. In addition, under the terms of the Company's existing credit facilities, the payment of dividends is prohibited without the lender's consent. See Note 6 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8.

                    RECENT SALES OF UNRESTRICTED SECURITIES

  On February 25, 1998, the Company issued 10,229,789 shares of its common stock to IXC as consideration for the acquisition of 20-year noncancellable IRUs in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth in selected portions across the IXC fiber optic telecommunications system within the United States pursuant to an IRU and Stock Purchase Agreement, dated as of July 22, 1997, between the Company and IXC, as amended. If the fair market value of the shares issued to IXC (based on the volume-weighted average closing market price per share as reported by The Nasdaq Stock Market over the 20 trading day period immediately preceding the applicable date of determination) is less than $240 million at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the IRUs or February 25, 2002, the Company will be obligated to issue additional shares of Common Stock or at the Company's sole option, cash or a combination thereof equal to the shortfall. These securities were issued in a transaction by the issuer not involving any public offering, and
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), was relied upon to claim exemption from registration under the Act. IXC is an accredited investor within the meaning of Securities and Exchange Commission Rule 501 and had adequate access to information about the Company, and appropriate legends regarding the restricted nature of such securities were affixed to the certificate representing such securities.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth for the periods indicated selected consolidated financial and operating data for the Company. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with the more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Annual Report.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
  (In thousands of U.S. dollars, except per share, ratio and operating data)

                                          YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                  1993     1994      1995      1996      1997
                                 -------  -------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Revenue........................  $ 8,665  $15,214  $ 38,722  $ 84,351  $121,902
Other income, net..............      --       --        --      5,417       --
                                 -------  -------  --------  --------  --------
                                   8,665   15,214    38,722    89,768   121,902
Operating costs and expenses:
 Data communications and
  operations...................    5,320    9,489    32,124    70,102    94,363
 Sales and marketing...........    1,845    3,599    23,930    27,064    25,831
 General and administrative....    1,666    3,605    10,569    20,648    22,947
 Depreciation and
  amortization.................    1,719    3,183    14,778    28,035    28,347
 Intangible asset write down...      --       --      9,938       --        --
                                 -------  -------  --------  --------  --------
 Total operating costs and
  expenses.....................   10,550   19,876    91,339   145,849   171,488
                                 -------  -------  --------  --------  --------
Loss from operations...........   (1,885)  (4,662)  (52,617)  (56,081)  (49,586)
Interest expense...............     (311)    (731)   (1,964)   (5,025)   (5,362)
Interest income................       37       86     1,625     3,794     3,059
Other income...................      --       --        --      2,863       110
Gain on sale of subsidiary.....      --       --        --        --      5,701
Equity in loss of affiliate....      --       (35)     (204)     (807)      --
                                 -------  -------  --------  --------  --------
Loss before income taxes.......   (2,159)  (5,342)  (53,160)  (55,256)  (46,078)
Income tax benefit.............      246      --        --        159       476
                                 -------  -------  --------  --------  --------
Net loss.......................  $(1,913) $(5,342) $(53,160) $(55,097) $(45,602)
                                 =======  =======  ========  ========  ========
Return to preferred
 shareholders..................      --       --        --        --       (411)
                                 -------  -------  --------  --------  --------
Net loss available to common
 shareholders..................  $(1,913) $(5,342) $(53,160) $(55,097) $(46,013)
                                 =======  =======  ========  ========  ========
Basic and diluted loss per
 share.........................           $ (0.42) $  (2.01) $  (1.40) $  (1.14)
Shares used in computing basic
 and diluted loss per share (in
 thousands)....................            12,805    26,485    39,378    40,306
OTHER FINANCIAL DATA:
Cash flows used in operating
 activities....................   $ (209) $(1,097) $(30,093) $(32,543) $(15,457)
Cash flows used in investing
 activities....................   (3,656)  (1,937)  (21,958)   (7,897)  (15,560)
Cash flows provided by (used
 in) financing activities......    5,490    4,527   151,403   (10,529)   12,598
EBITDA(1)......................     (166)  (1,479)  (27,901)  (28,046)  (21,239)
Capital expenditures(2)........    7,043    5,009    45,166    38,390    50,068

                                                  DECEMBER 31,
                                   --------------------------------------------
                                    1993     1994      1995     1996     1997
                                   -------  -------  -------- -------- --------
BALANCE SHEET DATA:
Cash and short-term investments... $ 1,865  $ 3,358  $102,710 $ 56,390 $ 33,322
Restricted cash and short-term
 investments......................     --       --        --       954   20,690
Total assets......................  13,821   17,055   201,830  177,112  186,181
Lines of credit and current
 portion of long-term debt and
 capital lease obligations........   2,540    3,369    16,643   26,915   39,633
Long-term debt and capital lease
 obligations, less
 current portion..................   3,581    4,397    24,130   26,938   33,820
Redeemable preferred and common
 stock............................   6,725   13,617       --       --       --
Shareholders' equity (deficit)....  (1,427)  (8,283)  143,230   89,783   73,429
OTHER OPERATING DATA:
Number of POPs....................      68       82       241      350      350
Number of customer accounts.......   2,830    4,220     8,200   17,800   26,400

--------
(1) Represents earnings (loss) before depreciation and amortization, interest income and expense, other income, income tax expense (benefit), gain on sale of subsidiary, equity in loss of affiliate and intangible asset write-down. The Company has included information concerning EBITDA because it understands that such information is used in the Internet services industry as one measure of a company's operating performance and historical ability to service debt. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles. In addition, EBITDA, as defined by the Company, may not be comparable to similarly titled measures used by other companies.
(2) Includes cash expenditures and amounts financed under equipment financing agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of certain factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Item 1 to this Annual Report and the Company's periodic reports filed with the Securities and Exchange Commission.

GENERAL

  PSINet is a leading global facilities-based provider of Internet access services and related products to businesses. The Company provides dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in nine of the 20 largest international telecommunications markets. The Company also offers IP-based value-added services and products to businesses, including corporate intranets, Web hosting and collocation, remote user access, multi-currency electronic commerce and security services, that enable businesses to maximize utilization of their corporate networks and the Internet. Additionally, the Company provides network backbone services to other telecommunications carriers and ISPs to further exploit its network capacity. To meet the growing data communications needs of its customers, the Company seeks to continually expand and enhance its network infrastructure. At December 31, 1997, the Company served approximately 26,400 business accounts, including 47 ISPs, and connected to more than 350 POPs in ten countries throughout North America, Asia and Europe.

  The Company owns and operates a technologically advanced, high-speed data communications network with over 220 POPs located in the U.S. and over 130 POPs located internationally. Since the commencement of the Company's operations in 1989, the Company has undertaken an extensive program of developing and expanding its data communications network. In connection with this program, the Company has made significant investments in telecommunications circuits and equipment to produce a multi-layered, geographically dispersed, Asynchronous Transfer Mode ("ATM"), Integrated Services Digital Network ("ISDN"), and Switched Multimegabit Data Service ("SMDS") compatible frame relay network specially designed to optimize Internet traffic. The Company also continues to expand its sales and marketing, customer support, network operations and field services commitments in support of the expansion of its customer base. These expansion efforts have caused the Company to experience fluctuations in expenses from time to time, both in absolute terms and as a percentage of revenue. The nature and amount of these expenses may continue to fluctuate over time as the Company continues its growth.

STRATEGIC ALLIANCE WITH IXC INTERNET SERVICES, INC.

  As part of the Company's ongoing efforts to further expand and enhance its network, on February 25, 1998, the Company closed its transaction with IXC to acquire 20-year noncancellable IRUs in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for the issuance to IXC of 10,229,789 shares of common stock of the Company (representing approximately 20% of the issued and outstanding common stock of the Company after giving effect to such issuance and having an aggregate market value of $78,641,503 based on the closing market price per share of the Company's common stock as reported by The Nasdaq Stock Market on such date of $7.6875). If the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is less than $240 million at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the PSINet IRUs or February 25, 2002, the Company will be obligated to provide IXC with additional shares of its common stock, or at the sole option of the Company, cash or a combination thereof equal to the shortfall. The Company has the right to accelerate the Contingent Payment Obligation to any date prior to the Determination Date. In addition, the right of IXC to receive additional shares of common stock and/or cash pursuant to the Contingent Payment Obligation will terminate on such date as the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is equal to or greater than $240 million. In connection with this transaction, the Company also entered into a long-term, non-exclusive joint marketing and services agreement with IXC. Under the marketing agreement, the Company will be selling its Internet access and value-added services through IXC.

INTERNATIONAL OPERATIONS

  The Company's revenue from international operations was $18.0 million for the year ended December 31, 1997 (14.7% of consolidated revenue), an increase of 165% from the $6.8 million (8% of consolidated revenue) generated in the previous year.

  In February 1998, the Company completed the acquisition of 23.9 million (or 81.4%) of the outstanding common shares of iSTAR, a leading Canadian ISP, pursuant to the Company's January 6, 1998 cash offer to purchase all of the outstanding common shares of iSTAR for cash consideration of Cdn. $0.75 (US $0.52) per share. The excess of the purchase price over the tangible assets acquired and liabilities assumed was $17.9 million. The Company will record a charge for in-process research and development of approximately $7.0 million related to the iSTAR acquisition in the first quarter of 1998.

  As part of the Company's continuing strategy to offer Internet-based business communications services and solutions globally, in January 1998, the Company acquired Iprolink, an Internet service provider in Switzerland, for approximately $3.5 million in cash, and, in October 1997, acquired CalvaCom, an Internet service provider in France, for approximately $3.1 million in cash.

  For the year ended December 31, 1997, the Company's revenue from international operations increased to $18.0 million (14.7% of consolidated revenue) from $6.8 million (8% of consolidated revenue) for 1996. On a pro forma basis, giving effect to the acquisitions of iSTAR, Iprolink and CalvaCom, approximately 34% of the Company's consolidated revenue was derived from international operations.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

 RESULTS OF OPERATIONS

  Revenue. Revenue is derived primarily from the sale of Internet access and related services to businesses. Revenue increased by 45% to $121.9 million in 1997, from $84.4 million in 1996. The increase was attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new customer account and an increase in sales by the Company's international subsidiaries. The growth was driven by an expansion of the Company's sales force and greater public awareness and utilization of the Internet.

  In comparison with 1996, revenue for 1997 was affected by the sale in 1996 of the Company's individual consumer accounts and related assets and by the sale in 1997 of the Company's software subsidiary, which together provided $15.6 million of revenue in 1996 but only $0.3 million in 1997. If such revenue was excluded from 1996 revenue, the Company's growth in revenue from 1996 to 1997 would have been 77% instead of 45%. Revenue growth in 1997 was also impacted by a drop in the customer retention rate from 94% in 1996 to 82% in 1997, which was attributable in part to an initiative by the Company to remove certain non-performing accounts.

  The Company's customer account base increased by 48% to 26,400 business customers at December 31, 1997, including 47 ISPs, from 17,800 business customers, including 22 ISPs, at December 31, 1996. The Company's revenue from international operations increased by 165% to $18.0 million in 1997 from $6.8 million in 1996, principally as a result of significant growth in the Company's operations in the United Kingdom, Japan and Canada.

  Other Income, Net. The Company did not have other income, net, in 1997, compared with $5.4 million during 1996, consisting of the consideration received, net of related asset costs and expenses, relating to the sale of the Company's individual consumer subscribers and certain related tangible and intangible assets during the second and third quarters of 1996.

  Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $94.4 million (77.4% of revenue) during 1997, an increase of $24.3 million from $70.1 million (83.1% of revenue) during 1996. The increase in expenses related principally to increases in (i) leased long distance, dedicated customer and dial-up circuit costs, (ii) expenditures for additional PRIs to support the growth of the Company's Carrier and ISP Services business, and (iii) personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff. Circuit costs relating to the Company's new and expanded POPs and PRIs generally are incurred by the Company in advance of anticipated growth in the Company's customer base. Although the Company expects that data communications and operations expenses will continue to increase as the Company's customer base grows, it anticipates that such expenses will continue to decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, the Company anticipates that costs for data communications and operations as a percentage of revenue will decrease as the Company accepts delivery of bandwidth from IXC and, in connection therewith, substitutes this bandwidth for leased circuit arrangements with IXC as well as with other telecommunications carriers.

  Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $25.8 million (21.2% of revenue) during 1997, a decrease of $1.3 million from $27.1 million (32.1% of revenue) during 1996. The decrease resulted principally from reductions in costs following the sale of the Company's individual consumer subscribers and related infrastructure in 1996 and the sale of its software operations in 1997, which were offset in part by an increase in sales and marketing expenses relating to the expansion of the Company's operations. All advertising and marketing costs are expensed in the period incurred. The Company expects that as a result of continued emphasis on expanding all of its lines of business and increasing its business customer base, sales and marketing expenses will grow, primarily with respect to marketing personnel costs and advertising, but should continue to decrease as a percentage of revenue.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $22.9 million (18.8% of revenue) during 1997, an increase of $2.3 million from $20.6 million (24.5% of revenue) during 1996. The increase resulted from the addition of management staff and related operating expenses across the organization, including in conjunction with the Company's expansion outside of the United States, and increases in the provision for doubtful accounts receivable. These expenses were in part offset by decreased expenses following the sale of the Company's individual consumer subscribers and related assets in 1996 and the sale of its software operations in 1997.

  Depreciation and Amortization. Depreciation and amortization costs were $28.3 million (23.3% of revenue) during 1997, an increase of $0.3 million from $28.0 million (33.2% of revenue) during 1996. Depreciation costs increased due to additional capital expenditures associated with network infrastructure enhancements, which were partially offset by decreases in costs resulting from the elimination of depreciation and amortization that had been associated with the individual consumer subscriber and software assets sold in 1996 and 1997, respectively. The Company anticipates that as the Company accepts delivery of bandwidth from IXC, and as the operations and assets of companies recently acquired are integrated with existing operations, the Company's depreciation and amortization expenses will increase significantly.

  Interest Expense. Interest expense was $5.4 million during 1997, an increase of $0.4 million from $5.0 million in 1996. The increase was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements. As the Company continues the international expansion of its network and positions itself to take advantage of certain anticipated benefits resulting from the recently completed transaction with IXC, the Company expects, subject to applicable financing agreements, to incur increased borrowings and capital lease obligations which will further increase the amount of the Company's interest expense.

  Interest Income. Interest income was $3.1 million during 1997, a decrease of $0.7 million from $3.8 million in 1996. The decrease was principally due to a reduction in the amount of cash and short-term, interest-bearing investments held by the Company.

  Gain on Sale of Subsidiary. The gain on the sale of subsidiary of $5.7 million in 1997 relates to the sale in the first quarter of 1997 of the Company's software subsidiary as discussed above.

  Net Loss and Loss Per Share. As a result of the factors discussed above, the Company's net loss for 1997 was $45.6 million (37.4% of revenue), or $1.14 basic and diluted loss per share, a $9.5 million improvement from a net loss in 1996 of $55.1 million (65.3% of revenue), or $1.40 basic and diluted loss per share. The return to preferred shareholders, which comprises the dividends with respect to the Company's Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") and accretion of the related conversion premium on the Series B Preferred Stock, is included in the calculation of the net loss available to common shareholders used to compute basic and diluted loss per share. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each year presented.

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

 RESULTS OF OPERATIONS

  Revenue. Revenue increased by 118% to $84.4 million in 1996 from $38.7 million in 1995. The increase was attributable to a number of factors, including an increase in the number of business subscribers facilitated by an increase in the number of POPs in operation, an expansion of the Company's sales force, and greater public awareness and utilization of the Internet.

  The Company's business account base increased by 117% to 17,800 business customers including 22 ISPs at December 31, 1996, from 8,200 business customers at December 31, 1995. The Company's network infrastructure increased to 350 POPs at December 31, 1996 from 240 POPs at December 31, 1995.

  Other Income, Net. Other income, net, was $5.4 million during 1996, consisting of the consideration received, net of related asset costs and transfer expenses, relating to the sale of the Company's individual consumer subscribers and certain related tangible and intangible assets in connection with the implementation of the Company's Carrier and ISP strategy during the second and third quarters of 1996. The Company did not have other income, net, in 1995.

  Data Communications and Operations. Data communications and operations expenses were $70.1 million (83.1% of revenue) during 1996, an increase of $38.0 million from $32.1 million (83.0% of revenue) during 1995. The increase in expenses related principally to increases in (i) costs associated with providing dedicated circuits to the Company's business customers and (ii) circuit costs relating to the Company's new POPs deployed in late 1995 and early 1996. The increase also was due, to a lesser extent, to an increase in personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff concentrated in late 1995 and early 1996. The number of network operations, customer support and field service personnel employed by the Company at December 31, 1996 was lower than the number of such personnel employed at December 31, 1995 due to the transfer of approximately 75 employees to another ISP in connection with the sale of the consumer ISP business and entry into the Carrier and ISP Services market.

  Sales and Marketing. Sales and marketing expenses were $27.1 million (32.1% of revenue) during 1996, an increase of $3.2 million from $23.9 million (61.8% of revenue) during 1995. The increase resulted principally from an increase in sales and marketing activity relating to the Company's subsidiaries in Canada and the United Kingdom during such period.

  General and Administrative. General and administrative expenses were $20.6 million (24.5% of revenue) during 1996, an increase of $10.0 million from $10.6 million (27.3% of revenue) during 1995. The increase in 1996 principally related to increased general and administrative staff and activity as compared to 1995.

  Depreciation and Amortization. Depreciation and amortization costs were $28.0 million (33.2% of revenue) during 1996, an increase of $13.2 million from $14.8 million (38.2% of revenue) during 1995. A significant portion of this increase related to POP expansion and existing POP equipment upgrades as well as the effect of capital expenditures on facility expansions required as a result of additional hiring in sales, marketing and administration in 1995 and early 1996. Additionally, a full year of amortization in 1996 on certain intangible assets recorded in connection with acquisitions completed in 1995 contributed to this increase.

  Interest Expense. Interest expense increased to $5.0 million in 1996, an increase of $3.0 million from $2.0 million in 1995. The increase was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements.

  Interest Income. Interest income was $3.8 million in 1996, an increase of $2.2 million from $1.6 million in 1995. The increase was principally due to the investment of proceeds from the Company's public equity offering in December 1995.

  Other Income. Other income of $2.9 million in 1996 relates to the recognition of realized gains on equity securities that were sold by the Company, which the Company did not have in 1995.

  Net Loss and Loss Per Share. As a result of the factors discussed above, the Company's net loss for 1996 was $55.1 million (65.3% of revenue), or $1.40 basic and diluted loss per share, $1.9 million higher in amount but better on a percentage of revenue and per share basis than the net loss of $53.2 million (137.5% of revenue), or $2.01 basic and diluted loss per share for 1995.

INCOME TAXES

  At December 31, 1997, the Company had domestic net operating loss carryforwards of approximately $123.1 million for federal income tax purposes. These net operating loss carryforwards may be carried forward in varying amounts until 2012, and may be limited in their use under Section 382 of the Internal Revenue Code in the event of significant changes in the Company's ownership. In accordance with generally accepted accounting principles, the Company has provided a valuation allowance for net deferred tax assets arising from these carryforwards since realization of these benefits cannot be reasonably assured.

QUARTERLY RESULTS

  The following tables set forth certain unaudited quarterly financial data, and such data expressed as a percentage of revenue, for the eight quarters ended December 31, 1997. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                      QUARTER ENDED
                          -----------------------------------------------------------------------------
                                         1996                                    1997
                          --------------------------------------  -------------------------------------
                           MAR 31   JUNE 30    SEP 30    DEC 31   MAR 31   JUNE 30    SEP 30    DEC 31
                          --------  --------  --------  --------  -------  --------  --------  --------
                                 (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenue.................  $ 17,181  $ 20,219  $ 24,147  $ 22,804  $25,639  $ 29,507  $ 32,001  $ 34,755
Other income, net.......       --      2,400     3,017       --       --        --        --        --
                          --------  --------  --------  --------  -------  --------  --------  --------
                            17,181    22,619    27,164    22,804   25,639    29,507    32,001    34,755
Operating costs and
 expenses:
 Data communications and
  operations............    13,942    16,529    19,698    19,933   20,968    22,114    23,765    27,516
 Sales and marketing....     7,844     7,021     6,000     6,199    6,002     5,858     6,210     7,761
 General and
  administrative........     5,475     4,228     5,309     5,636    5,481     6,141     5,354     5,971
 Depreciation and
  amortization..........     6,182     7,026     8,377     6,450    8,034     6,058     6,557     7,698
                          --------  --------  --------  --------  -------  --------  --------  --------
 Total operating costs
  and expenses..........    33,443    34,804    39,384    38,218   40,485    40,171    41,886    48,946
                          --------  --------  --------  --------  -------  --------  --------  --------
Loss from operations....   (16,262)  (12,185)  (12,220)  (15,414) (14,846)  (10,664)   (9,885)  (14,191)
Interest expense........      (857)   (1,386)   (1,411)   (1,371)  (1,350)   (1,297)   (1,516)   (1,199)
Interest income.........     1,224       943     1,179       448      775       670       550     1,064
Other income............     1,068     1,776        19       --       (25)      (32)      177       (10)
Gain on sale of
 subsidiary.............       --        --        --        --     5,701       --        --        --
Equity in loss of
 affiliate..............      (100)     (107)     (100)     (500)     --        --        --        --
                          --------  --------  --------  --------  -------  --------  --------  --------
Loss before income
 taxes..................   (14,927)  (10,959)  (12,533)  (16,837)  (9,745)  (11,323)  (10,674)  (14,336)
Income tax benefit......        39        40        40        40      476       --        --        --
                          --------  --------  --------  --------  -------  --------  --------  --------
Net loss................  $(14,888) $(10,919) $(12,493) $(16,797) $(9,269) $(11,323) $(10,674) $(14,336)
                          ========  ========  ========  ========  =======  ========  ========  ========
Return to preferred
 shareholders...........       --        --        --        --       --        --        --       (411)
                          --------  --------  --------  --------  -------  --------  --------  --------
Net loss available to
 common shareholders....  $(14,888) $(10,919) $(12,493) $(16,797) $(9,269) $(11,323) $(10,674) $(14,747)
                          ========  ========  ========  ========  =======  ========  ========  ========
Basic loss per
 share(1)...............  $  (0.39) $  (0.28) $  (0.31) $  (0.42) $ (0.23) $  (0.28) $  (0.26) $  (0.36)
                          ========  ========  ========  ========  =======  ========  ========  ========
Diluted loss per
 share(1)...............  $  (0.39) $  (0.28) $  (0.31) $  (0.42) $ (0.23) $  (0.28) $  (0.26) $  (0.36)
                          ========  ========  ========  ========  =======  ========  ========  ========
Shares used in computing
 loss per share
 (in thousands).........    38,178    39,379    39,888    40,085   40,158    40,225    40,407    40,436
                          ========  ========  ========  ========  =======  ========  ========  ========

---------------------
(1) Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the loss per share by quarter may not equal the loss per share for 1996 and 1997.

                                                QUARTER ENDED
                          ---------------------------------------------------------------------
                                      1996                                1997
                          ---------------------------------   ---------------------------------
                          MAR 31   JUNE 30  SEP 30   DEC 31   MAR 31   JUNE 30  SEP 30   DEC 31
                          ------   -------  ------   ------   ------   -------  ------   ------
Revenue.................  100.0%    100.0%  100.0%   100.0%   100.0%    100.0%  100.0%   100.0%
Other income, net.......    --       11.8    12.5      --       --        --      --       --
                          -----     -----   -----    -----    -----     -----   -----    -----
                          100.0     111.8   112.5    100.0    100.0     100.0   100.0    100.0
Operating costs and
 expenses:
 Data communications and
  operations............   81.1      81.7    81.6     87.4     81.8      74.9    74.3     79.2
 Sales and marketing....   45.7      34.7    24.8     27.2     23.4      19.9    19.4     22.3
 General and
  administrative........   31.9      20.9    22.0     24.7     21.4      20.8    16.7     17.2
 Depreciation and
  amortization..........   36.0      34.8    34.7     28.3     31.3      20.5    20.5     22.1
                          -----     -----   -----    -----    -----     -----   -----    -----
 Total operating costs
  and expenses..........  194.7     172.1   163.1    167.6    157.9     136.1   130.9    140.8
                          -----     -----   -----    -----    -----     -----   -----    -----
Loss from operations....  (94.7)    (60.3)  (50.6)   (67.6)   (57.9)    (36.1)  (30.9)   (40.8)
Interest expense........   (5.0)     (6.9)   (5.8)    (6.0)    (5.2)     (4.4)   (4.7)    (3.4)
Interest income.........    7.1       4.7     4.9      2.0      3.0       2.3     1.7      3.1
Other income............    6.2       8.8     0.1      --      (0.1)     (0.1)    0.6     (0.1)
Gain on sale of
 subsidiary.............    --        --      --       --      22.2       --      --       --
Equity in loss of
 affiliate..............   (0.5)     (0.5)   (0.5)    (2.2)     --        --      --       --
                          -----     -----   -----    -----    -----     -----   -----    -----
Loss before income
 taxes..................  (86.9)    (54.2)  (51.9)   (73.8)   (38.0)    (38.3)  (33.3)   (41.2)
Income tax benefit......    0.2       0.2     0.2      0.2      1.8       --      --       --
                          -----     -----   -----    -----    -----     -----   -----    -----
Net loss................  (86.7)%   (54.0)% (51.7)%  (73.6)%  (36.2)%   (38.3)% (33.3)%  (41.2)%
                          =====     =====   =====    =====    =====     =====   =====    =====

  The Company's quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as the success of the Company's efforts to expand its customer base, changes in and the timing of expenditures relating to the continued expansion of the Company's network, the delivery of the bandwidth corresponding to the PSINet IRUs, the development of new services, the success of sales and marketing efforts, changes in pricing policies by the Company or its competitors, and certain factors relating to the Company's acquisition strategy as further described under "--Liquidity and Capital Resources."

  In view of the significant historical growth of the Company's operations, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance and that the Company may experience significant period-to-period fluctuations in operating results in the future. The Company expects to focus in the near term on building and increasing its customer base and increasing its network utilization both through internal growth and through acquisitions which may require it from time to time to increase its expenditures for personnel, marketing, network infrastructure and the development of new services.

LIQUIDITY AND CAPITAL RESOURCES

  The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuance of equity securities.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Cash flows used in operating activities were $15.5 million, $32.5 million and $30.1 million for 1997, 1996 and 1995, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years, the Company's net loss was the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to the Company's network and intangible assets.

  Cash flows used in investing activities were $15.6 million, $7.9 million and $22.0 million for 1997, 1996 and 1995, respectively. The expansion of the Company's network resulted in capital expenditures of $50.0 million, $38.4 million and $45.2 million for those same three years (which included capital expenditures financed under equipment financing agreements aggregating $37.4 million, $25.6 million and $29.1 million for the respective periods). Cash flows used in investing activities for 1997 benefited from the Company's sale of its software subsidiary for cash consideration of $12.0 million and the receipt of $8.5 million of repayments of intercompany debt owed by the subsidiary to the Company. Investing cash flows for 1997 were reduced by the $19.7 million increase in "restricted cash and short-term investments," $17.5 million of which supported a $15.4 million irrevocable letter of credit issued by a bank on behalf of PSINet in conjunction with the acquisition of iSTAR. This restriction was removed in February 1998 when the Company finalized the funding for this acquisition. During 1997, the Company invested $3.0 million in equity and debt securities with original maturities of greater than 90 days and received $7.6 million from the maturity or sale of certain equity investments held by the Company.

  Cash flows provided by (used in) financing activities were $12.6 million for 1997, ($10.5) million for 1996, and $151.4 million for 1995. In November 1997, the Company completed a private placement of 600,000 shares of its Series B Preferred Stock for gross proceeds of $30.0 million. In 1997, 1996 and 1995, the Company made repayments aggregating $27.7 million, $19.8 million and $5.8 million, respectively, on its capital lease obligations and financing facilities and received proceeds from the issuance of notes payable of $6.4 million, $8.3 million and $8.3 million, respectively. Additionally, in 1995, the Company had net proceeds from three separate common and preferred stock offerings totaling $146.9 million.

  As of December 31, 1997, the Company had $54.0 million of cash, cash equivalents, restricted cash and short-term investments.

CAPITAL STRUCTURE

  The Company's capital structure consists of lines of credit, capital lease obligations and notes payable, preferred stock and common stock.

  Total borrowings at December 31, 1997 were $73.4 million, which included $5.6 million under operating lines of credit and $67.8 million under capital lease obligations and notes payable. The Company also had $16.4 million of letters of credit (including the iSTAR-related letter of credit) outstanding as of December 31, 1997. As of that date, the aggregate unused portion under the Company's various financing arrangements for purchases of equipment and other fixed assets was $24.6 million. The aggregate unused portion of the Company's operating lines of credit (some of which are subject to a borrowing base formula) was $0.6 million.

  The Company's bank financing arrangements in the United States, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants such as those relating to liquidity, tangible net worth, EBITDA, leverage and debt service and prohibit the payment of cash dividends and the repurchase of capital stock of the Company without the lender's consent. In particular, the Company is required to maintain: a ratio of consolidated cash and accounts receivable to debt of at least 0.9 to
1.0 for the quarters ending March 31, 1998, June 30, 1998 and September 30, 1998 and of at least 1.0 to 1.0 for each fiscal quarter thereafter; consolidated tangible net worth of at least $70.0 million for the quarter March 31, 1998, plus 80% of all positive net income earned after September 30, 1997 plus 50% of the cumulative net tangible proceeds of the sale of capital stock after September 30, 1997, excluding the proceeds of the sale of Series B Preferred Stock completed on November 10, 1997; EBITDA of not less than negative $12.5 million, negative $5.0 million, and positive $4.0 million for each of the fiscal quarters ending March 31, 1998, June 30, 1998, and September 30, 1998, respectively; a ratio of consolidated total liabilities (other than deferred service contract revenue and the Contingent Payment Obligation to IXC) to tangible net worth of no more than 1.75 to 1.0, 1.75 to
1.0 and 1.50 to 1.0 for the quarters ending March 31, 1998, June 30, 1998, and September 30, 1998, respectively, and a ratio of EBITDA to consolidated debt service payments (exclusive of any interest accreting in respect of the Company's Contingent Payment Obligation to IXC) in respect of any fiscal quarter commencing with the quarter ending December 31, 1998 of at least 1.25 to 1.0. The Company was in compliance with all such covenants at December 31, 1997.

  Additionally, in November 1997, the Company completed a private placement of 600,000 shares of its Series B Preferred Stock for gross proceeds of $30.0 million. Each share of Series B Preferred Stock has a stated value of $50.00 per share. The Series B Preferred Stock accrues dividends at an annual rate of 8%, payable quarterly in cash or, at the Company's option, the Company's Series B Preferred Stock. The Series B Preferred Stock is convertible into a number of shares of the Company's common stock equal to the stated value of the Series B Preferred Stock at a conversion price of $10 per share of common stock during the first year. The conversion price may be reset at the end of the first and second anniversary dates, under certain circumstances, to the stock's then current market value. At the third anniversary date, the conversion price may be reset under certain circumstances, to 95% of the stock's then current market value. To reflect the nature of the conversion rights, preferred stock has been reduced by $1,500,000 with a corresponding increase to capital in excess of par value. The Series B Preferred Stock may be redeemed, at the Company's option, under certain circumstances commencing on the third anniversary of original issuance. So long as any Series B Preferred Stock remains outstanding, except for any payment which may be made pursuant to the IRU Purchase Agreement, neither the Company nor any subsidiary will (i) redeem, purchase or otherwise acquire directly or indirectly any common stock or other junior securities, (ii) directly or indirectly pay or declare any dividend or make any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights under the Company's shareholder rights plan) upon, nor will any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights pursuant to the rights plan) be made in respect of, any common stock or other junior securities, or (iii) set aside any funds for or apply any funds to the purchase, redemption or acquisition (through a sinking fund or otherwise) of any common stock or other junior securities (other than pursuant to the rights plan); provided, however, that the Company may redeem, purchase or otherwise acquire and set aside funds for and apply funds to the purchase, redemption or acquisition of common stock or other junior securities (a) for up to an aggregate amount not to exceed, at any point in time the sum of: (i) $10 million plus (ii) an amount equal to 100% of the aggregate net cash proceeds received by the Company after November 10, 1997 from the issuance of common stock or other junior securities or debt securities that have been converted into common stock or other junior securities plus (iii) an amount equal to 50% of the Company's cumulative consolidated positive earnings before interest, taxes, depreciation and amortization as reported by the Company in respect of each fiscal quarter of the Company commencing with the fiscal quarter ending December 31, 1997 or (b) pursuant to the right of first offer granted pursuant to the IRU Purchase Agreement, provided that immediately after giving effect thereto, the Company's consolidated shareholders' equity will not be less than $20 million.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

  As of December 31, 1997, the Company had commitments to certain telecommunications vendors totaling $31.2 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities and, as of December 31, 1997, the Company was obligated to make future minimum lease payments of $22.2 million on non-cancelable operating leases expiring in various years through 2005. The Company is obligated, under the terms of one of its Carrier and ISP Services agreements, to provide the ISP customer with a rental facility of up to $5.0 million for telecommunications equipment owned or leased by the Company and deployed in the customer's network. At December 31, 1997, the Company had provided $1.4 million of equipment under this facility.

  In February 1998, the Company completed the acquisition of 81.4% of the outstanding shares of iSTAR. The excess at the purchase price over the tangible assets acquired and liabilities assumed was $17.9 million. Financing for the acquisition of iSTAR was provided by a $20,000,000 facility from Fleet National Bank ("Fleet"), which matures on the earlier of (i) the consummation of a public offering by the Company of its debt or equity securities or (ii) July 31, 1998. The loan provides for interest on the outstanding balance at a rate per annum equal to the prime rate plus 1.375%. Additionally, the loan has been incorporated into the Company's existing credit facility with Fleet and is secured by substantially all of the Company's assets, including a pledge of certain of its subsidiaries' stock (including, without limitation, the acquired iSTAR common shares).

  In order to take full advantage of the bandwidth acquired from IXC, in addition to other planned capital expenditures, the Company expects to incur capital expenditures through the end of the year 2000 of up to approximately $95 million. Such capital expenditures are expected to be incurred in the deployment of high activity POPs throughout the United States and abroad designed and located with the objective of optimizing the efficient use of the bandwidth. These POPs are expected to contain switching, routing and modem equipment, together with any computing equipment as may be necessary to address the increase in customer demand anticipated as a result of the enhanced capacity provided by the PSINet IRUs. In addition, the Company expects to incur on an annual basis approximately $1.15 million in operation and maintenance fees with respect to the PSINet IRUs for each 1,000 equivalent route miles of OC-48 bandwidth accepted from IXC. Other planned capital expenditures expected to be incurred by the Company over the next four years include up to $35 million in connection with the Company's anticipated buildout of its international Internet network and a network operations center in Switzerland. In connection with the buildout of its international network, the Company has recently entered into agreements to acquire IRUs in certain transatlantic fiber optic bandwidth between the United States, the United Kingdom and Europe, for which it has secured financing.

  The Company presently believes, based on the flexibility it expects to have in the timing of its orders of bandwidth corresponding to the PSINet IRUs, in outfitting its POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of its anticipated buildout of its international Internet network, that it will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to the Company's then existing financing capabilities, market conditions, competition and other factors. Accordingly, the Company believes that working capital generated from the use of bandwidth corresponding to the PSINet IRUs, together with other working capital from operations, from existing credit facilities, from capital lease financings, and from proceeds of future equity or debt financings (which the Company presently expects to be able to obtain when needed), will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of its operations. There can be no assurance, however, that the Company will have access to sufficient additional capital and/or financing on satisfactory terms to enable it to meet its capital expenditure and working capital requirements. See "Risk Factors-- Need for Additional Capital to Finance Growth and Capital Requirements."

  As more fully described under "--Strategic Alliance with IXC," the Company could be obligated in accordance with the Contingent Payment Obligation to provide IXC with additional shares of the Company's common stock and/or cash, at the Company's sole option, as of the Determination Date or the Acceleration Date, as applicable. In the event the Contingent Payment Obligation to IXC becomes payable, the Company presently believes that, because it may be satisfied by the Company, at its sole option, by delivery of additional shares of common stock or cash or a combination thereof, the Company will have sufficient flexibility to satisfy the Contingent Payment Obligation. There can be no assurance, however, that satisfaction of the Contingent Payment Obligation will not have a material adverse effect on the Company. See "Risk Factors--Risks Associated with Strategic Alliance with IXC."

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

  The Company anticipates that it will continue to seek to develop relationships with strategic partners both domestically and internationally and to acquire assets (including, without limitation, additional telecommunications bandwidth) and businesses principally relating to or complementary to PSINet's existing business. Certain of these strategic relationships may involve other telecommunications companies that desire to enter into joint marketing and services arrangements with the Company pursuant to which the Company would provide Internet and Internet-related services to such companies, which transactions, if deemed appropriate by the Company, may also be effected in conjunction with an equity and/or debt investment by such companies in the Company. Such relationships and acquisitions may require additional financing and may be subject to the consent of the Company's lenders and other third parties.

YEAR 2000 DATE CONVERSION

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. Based upon a review of its technology and software, the Company has concluded that there are no material issues regarding its Year 2000 compliance that will not be resolved through normal software upgrades and replacements that will be made through 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company implemented for its December 31, 1997 consolidated financial statements. SFAS No. 128 requires the Company to report both basic and diluted earnings per share ("EPS") calculations as well as provide a reconciliation between basic and diluted EPS computations. All prior-period EPS data presented has been restated to conform with the provisions of SFAS No. 128.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Index to Financial Statements:
 Financial Statements:
  Report of Independent Accountants.......................................  45
  Consolidated Balance Sheets as of December 31, 1996 and 1997............  46
  Consolidated Statements of Operations for the years ended December 31,
   1995, 1996 and 1997....................................................  47
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) for
   the years ended December 31, 1995, 1996 and 1997.......................  48
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1996 and 1997....................................................  49
  Notes to Consolidated Financial Statements..............................  50
 Financial Statement Schedules:
  II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1997.........................................  65

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  The quarterly results (unaudited) for the eight quarters ended December 31, 1997 are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results" in Part II, Item 7 of this Annual Report.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of PSINet Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PSINet Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Washington, D.C.
February 6, 1998, except as to the first three paragraphs of Note 11, which are as of February 25, 1998

                                  PSINET INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                              --------------------------------
                                                    1996             1997
                                              ---------------  ---------------
                                               (IN THOUSANDS OF U.S. DOLLARS)
                 ASSETS
                 ------
Current assets:
  Cash and cash equivalents.................. $        51,741  $        33,322
  Restricted cash and short-term
   investments...............................             954           20,690
  Short-term investments and marketable
   securities................................           4,649              --
  Accounts receivable, net of allowances of
   $1,909,000 and $2,101,000.................          17,421           11,022
  Notes receivable...........................             747            7,224
  Prepaid expenses...........................           1,963            1,478
  Other current assets.......................           4,836            5,162
                                              ---------------  ---------------
    Total current assets.....................          82,311           78,898
                                              ---------------  ---------------
Property and equipment, net..................          72,061           95,619
Goodwill and other intangibles, net of
 accumulated amortization of $9,778,000 and
 $2,057,000..................................          16,673            4,675
Other assets and deferred charges............           6,067            6,989
                                              ---------------  ---------------
    Total assets............................. $       177,112  $       186,181
                                              ===============  ===============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Lines of credit............................ $         2,000  $         5,648
  Current portion of long-term debt..........          24,915           33,985
  Trade accounts payable.....................          19,868           25,031
  Accrued payroll and related expenses.......           3,098            4,636
  Other accounts payable and accrued
   liabilities...............................           3,632            2,382
  Deferred revenue...........................           5,612            5,944
                                              ---------------  ---------------
    Total current liabilities................          59,125           77,626
                                              ---------------  ---------------
Long-term debt...............................          26,938           33,820
Deferred income taxes........................             476              --
Other liabilities............................             790            1,306
                                              ---------------  ---------------
    Total liabilities........................          87,329          112,752
                                              ---------------  ---------------
Commitments and contingencies (Notes 11 and
 12)
Shareholders' equity:
  Preferred stock, $.01 par value; 29,324,858
   shares authorized; no shares issued and
   outstanding...............................             --               --
  Convertible preferred stock, $.01 par
   value; $50.00 stated value; 675,142 shares
   authorized; 600,000 shares issued and
   outstanding...............................             --            28,135
  Common stock, $.01 par value; 100,000,000
   shares authorized; 40,212,790 and
   40,577,342 shares issued..................             402              406
  Capital in excess of par value.............         208,000          210,162
  Retained deficit...........................        (116,636)        (162,649)
  Treasury stock, 99,556 shares, at cost.....          (2,005)          (2,005)
  Cumulative foreign currency translation
   adjustment................................              22             (620)
                                              ---------------  ---------------
    Total shareholders' equity...............          89,783           73,429
                                              ---------------  ---------------
    Total liabilities and shareholders'
     equity.................................. $       177,112  $       186,181
                                              ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1995       1996        1997
                                             ---------- ---------- ----------
                                             (IN THOUSANDS OF U.S. DOLLARS,
                                               EXCEPT PER SHARE AMOUNTS)
Revenue..................................... $  38,722  $  84,351    $121,902
Other income, net...........................       --       5,417         --
                                             ---------  ---------  ----------
                                                38,722     89,768     121,902
Operating costs and expenses:
  Data communications and operations........    32,124     70,102      94,363
  Sales and marketing.......................    23,930     27,064      25,831
  General and administrative................    10,569     20,648      22,947
  Depreciation and amortization.............    14,778     28,035      28,347
  Intangible asset write-down...............     9,938        --          --
                                             ---------  ---------  ----------
    Total operating costs and expenses......    91,339    145,849     171,488
                                             ---------  ---------  ----------
Loss from operations........................   (52,617)   (56,081)    (49,586)
Interest expense............................    (1,964)    (5,025)     (5,362)
Interest income.............................     1,625      3,794       3,059
Other income................................       --       2,863         110
Gain on sale of subsidiary..................       --         --        5,701
Equity in loss of affiliate.................      (204)      (807)        --
                                             ---------  ---------  ----------
Loss before income taxes....................   (53,160)   (55,256)    (46,078)
Income tax benefit..........................       --         159         476
                                             ---------  ---------  ----------
Net loss....................................  $(53,160) $ (55,097) $  (45,602)
                                             =========  =========  ==========
Return to preferred shareholders............       --         --         (411)
                                             ---------  ---------  ----------
Net loss available to common shareholders...  $(53,160) $ (55,097) $  (46,013)
                                             =========  =========  ==========
Basic loss per share........................ $   (2.01) $   (1.40) $    (1.14)
                                             =========  =========  ==========
Diluted loss per share...................... $   (2.01) $   (1.40) $    (1.14)
                                             =========  =========  ==========
Shares used in computing basic and diluted
 loss per share (in thousands)..............    26,485     39,378      40,306
                                             =========  =========  ==========


   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                   --------------------------------------------------------------------------------------------------------------
                                                                                                        CUMULATIVE
                     PREFERRED STOCK     COMMON STOCK                                                     FOREIGN       TOTAL
                   ------------------- ------------------   CAPITAL IN                       UNREALIZED  CURRENCY   SHAREHOLDERS'
                   OUTSTANDING         OUTSTANDING   PAR      EXCESS    RETAINED   TREASURY   GAIN ON   TRANSLATION    EQUITY
                     SHARES    AMOUNT    SHARES     VALUE  OF PAR VALUE  DEFICIT    STOCK    INVESTMENT ADJUSTMENT    (DEFICIT)
                   ----------- ------- -----------  -----  ------------ ---------  --------  ---------- ----------- -------------
                                               (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
BALANCE, DECEMBER
 31, 1994........        --    $   --  11,202,791   $112     $    --    $  (8,379) $   --       $--        $ (16)     $ (8,283)
 Accretion of
  redeemable
  common and
  convertible
  preferred
  stock..........                                              (1,377)                                                  (1,377)
 Issuance of
  common stock to
  employees under
  revenue bonus
  plan...........                          18,300                  77                                                       77
 Issuance of
  common stock
  for
  acquisitions...                       4,514,304     45       43,509                                                   43,554
 Conversion of
  redeemable
  preferred stock
  into common
  stock..........                      10,042,680    100       26,671                                                   26,771
 Expiration of
  redemption
  rights on
  redeemable
  common stock...                       1,838,475     18          402                                                      420
 Initial public
  offering, net
  of expenses....                       4,370,000     44       47,229                                                   47,273
 Issuance of
  common stock
  pursuant to
  exercise of
  stock
  warrants.......                       1,384,863     14        2,390               (2,005)                                399
 Issuance of
  common stock
  pursuant to
  exercise of
  stock options..                         493,003      5          759                  (49)                                715
 Public offering,
  net of
  expenses.......                       4,000,000     40       86,599                                                   86,639
 Employee stock
  option loan
  program........                                                (224)                                                    (224)
 Issuance of
  common stock in
  escrow for
  acquisition of
  World Online...                          50,516      1                                                                     1
 Unrealized gain
  on investment..                                                                                813                       813
 Foreign currency
  translation
  adjustment.....                                                                                           (388)         (388)
 Net loss........                                                         (53,160)                                     (53,160)
                     -------   ------- ----------   ----     --------   ---------  -------      ----       -----      --------
BALANCE, DECEMBER
 31, 1995........        --        --  37,914,932    379      206,035     (61,539)  (2,054)      813        (404)      143,230
 Issuance of
  common stock
  pursuant to
  exercise of
  stock
  warrants.......                       1,362,604     14          (14)
 Issuance of
  common stock
  pursuant to
  exercise of
  stock options..                         803,330      9        1,806                                                    1,815
 Issuance of
  common stock in
  escrow for
  acquisition of
  World Online...                          32,368
 Repayments under
  employee stock
  option loan
  program........                                                 232                                                      232
 Interest under
  employee stock
  option loan
  program........                                                 (10)                                                     (10)
 Retirement of
  treasury
  stock..........                                                 (49)                  49
 Unrealized gain
  on investment..                                                                               (813)                     (813)
 Foreign currency
  translation
  adjustment.....                                                                                            426           426
 Net loss........                                                         (55,097)                                     (55,097)
                     -------   ------- ----------   ----     --------   ---------  -------      ----       -----      --------
BALANCE, DECEMBER
 31, 1996........        --        --  40,113,234    402      208,000    (116,636)  (2,005)      --           22        89,783
 Issuance of
  common stock
  pursuant to
  exercise of
  stock
  warrants.......                         164,185      2            3                                                        5
 Issuance of
  common stock
  pursuant to
  exercise of
  stock options..                         283,251      3          659                                                      662
 Issuance of
  Series B
  convertible
  preferred
  stock, net of
  expenses.......    600,000    28,064                          1,500                                                   29,564
 Return to
  preferred
  shareholders...                   71                                       (411)                                        (340)
 Cancellation of
  common stock
  for acquisition
  of World
  Online.........                         (82,884)    (1)                                                                   (1)
 Foreign currency
  translation
  adjustment.....                                                                                           (642)         (642)
 Net loss........                                                         (45,602)                                     (45,602)
                     -------   ------- ----------   ----     --------   ---------  -------      ----       -----      --------
BALANCE, DECEMBER
 31, 1997........    600,000   $28,135 40,477,786   $406     $210,162   $(162,649) $(2,005)     $ --       $(620)     $ 73,429
                     =======   ======= ==========   ====     ========   =========  =======      ====       =====      ========

   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1996        1997
                                            ----------  ----------  ----------
                                             (IN THOUSANDS OF U.S. DOLLARS)
Cash flows from operating activities:
  Net loss................................. $  (53,160) $  (55,097) $  (45,602)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization..........     14,778      28,035      28,347
    Gain on sale of investments............        --       (2,863)        (20)
    Gain on sale of InterCon...............        --          --       (5,701)
    Gain on sale of assets to MindSpring...        --       (5,417)        --
    Provision for allowances...............        724       3,130       5,426
    Equity in loss of affiliate............        204         807         --
    Intangible asset write-down............      9,938         --          --
    (Increase) decrease in accounts
     receivable............................     (2,394)    (14,320)        430
    Increase in notes receivable...........        --          (56)     (5,648)
    (Increase) decrease in prepaid expenses
     and other current assets..............     (5,733)        311         296
    Increase in other assets and deferred
     charges...............................       (779)       (509)       (258)
    Increase in accounts payable and
     accrued liabilities...................      5,640      11,545       6,568
    Increase in deferred revenue...........         71       2,367         635
    Decrease in deferred taxes.............        (37)       (159)       (476)
    Increase (decrease) in other
     liabilities...........................        655        (317)        546
                                            ----------  ----------  ----------
      Net cash used in operating
       activities..........................    (30,093)    (32,543)    (15,457)
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment,
   net.....................................    (16,095)    (12,814)    (12,613)
  Purchases of investments.................        --      (17,167)     (3,000)
  Proceeds from maturity or sale of
   investments.............................        --       15,769       7,649
  Proceeds from sale of assets to
   MindSpring..............................        --        8,451         691
  Proceeds from sale of InterCon, net......        --          --       20,353
  Loan to affiliate........................        --         (311)        --
  Capitalized software costs...............       (435)       (816)        --
  Investments in subsidiaries, net of cash
   acquired................................     (5,142)        --       (2,982)
  Investments in certain businesses........       (286)        (69)     (5,569)
  Restricted cash and short-term
   investments.............................        --         (954)    (19,736)
  Other....................................        --           14        (353)
                                            ----------  ----------  ----------
      Net cash used in investing
       activities..........................    (21,958)     (7,897)    (15,560)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Net proceeds (payments) on lines of
   credit..................................      1,159      (1,012)      3,702
  Proceeds from issuance of debt...........      8,250       8,281       6,408
  Repayments of debt.......................     (1,441)     (4,654)     (5,670)
  Principal payments under capital lease
   obligations.............................     (4,379)    (15,117)    (22,071)
  Proceeds from issuance of Series B
   preferred stock.........................        --          --       29,564
  Proceeds from issuance of Series E
   redeemable preferred stock..............     12,197         --          --
  Proceeds from issuance of common stock...         52         --          --
  Proceeds from initial public offering,
   net.....................................     47,273         --          --
  Proceeds from public offering, net.......     87,390         --          --
  Proceeds from exercise of common stock
   warrants................................        400         --            5
  Proceeds from exercise of common stock
   options.................................        502       1,815         662
  Proceeds from repayment of employee notes
   receivable..............................        --          232         --
  Other....................................        --          (74)         (2)
                                            ----------  ----------  ----------
      Net cash provided by (used in)
       financing activities................    151,403     (10,529)     12,598
                                            ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents...............................     99,352     (50,969)    (18,419)
Cash and cash equivalents, beginning of
 year......................................      3,358     102,710      51,741
                                            ----------  ----------  ----------
Cash and cash equivalents, end of year..... $  102,710  $   51,741  $   33,322
                                            ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations--PSINet Inc. (the "Company") was organized in October 1989. PSINet is a leading global facilities-based provider of Internet access services and related products to businesses. The Company provides dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in nine of the 20 largest international telecommunications markets. The Company also offers Internet protocol ("IP")-based value-added services and products to businesses, including corporate intranets, Web hosting and collocation, remote user access, multi-currency electronic commerce and security services, that enable businesses to maximize utilization of their corporate networks and the Internet. Additionally, the Company provides network backbone services to other telecommunications carriers and Internet Service Providers ("ISPs") to further exploit its network capacity.

  The Company's operations are subject to certain risks and uncertainties including, among others, actual and prospective competition by entities with greater financial and other resources, risks associated with the development of the Internet market, risks associated with growth and domestic and global expansion, risks associated with acquisitions, risks associated with limited experience in the carrier and ISP market, technology and regulatory risks, and dependence upon sole and limited source suppliers.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition--Revenue and related direct costs from customer contracts are recognized ratably over the terms of the contracts, which are generally three to 12 months. Cash received in advance of revenues earned is recorded as deferred revenue. In 1996 and 1995, when the Company's offerings included connectivity software products, revenue from the sale of software, including sales to distributors, resellers and original equipment manufacturers, was recognized when software products were shipped. Revenue from separate post-contract customer support agreements was recognized over the contract period.

  Advertising and Customer Acquisition Costs--The Company expenses all advertising and customer acquisition costs in the period incurred.

  Cash and Cash Equivalents--All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

  Restricted Cash and Short-Term Investments--Restricted cash and short-term investments represent amounts that are restricted as to their use in accordance with capital lease obligations and other financing arrangements.

  Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and marketable securities and accounts and notes receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. Concentrations of credit risk with respect to notes receivable relate primarily to two customers, which are monitored closely by the Company.

                                  PSINET INC.

  Property and Equipment--Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements, including labor and overhead costs of POP installations, are amortized over the shorter of the term of the related lease or the estimated useful lives of the assets, which is generally five years.

  Equipment Under Capital Lease--The Company finances most of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are depreciated over their estimated useful lives of three to five years, which are generally longer than the terms of the leases.

  Goodwill and Other Intangibles--The Company continually reviews goodwill and other intangibles to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined. Goodwill and other intangibles are amortized over their estimated useful lives of three to ten years.

  Other Assets and Deferred Charges--Other assets and deferred charges are principally comprised of debt issue costs, long term asset acquisition costs and notes receivable. Additionally in 1996, the Company held an investment accounted for under the equity method in which the investment, originally recorded at cost, was adjusted to recognize the Company's share of the affiliate's net earnings or losses as they occurred. This investment was sold in 1997 and at December 31, 1997, the Company had no equity method investments.

  Income Taxes--The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

  Stock Compensation--The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes.

  Foreign Currency--Gains and losses on translation of the accounts of the Company's foreign operations where the local currency is the functional currency are accumulated and reported as a separate component of shareholders' equity. Transaction gains and losses are recorded in the statement of operations.

  Loss Per Share--The Company adopted SFAS No. 128, "Earnings per Share," in 1997 and accordingly has restated prior year loss per share amounts to reflect the provisions of this new statement. Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. All stock options and warrants outstanding have been excluded from the computation of diluted loss per share as their effect would be antidilutive and accordingly, there is no reconciliation between basic and diluted loss per share for each of the years presented.

  Fair Value of Financial Instruments--The Company discloses the fair value of its financial instruments for which it is practicable to estimate fair value. In cases where quoted market prices are not available for identical or comparable financial instruments, fair values are based on estimates using the present value of estimated cash flows or other valuation techniques. The resulting fair values can be significantly affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In this regard,

                                  PSINET INC.

the derived fair value estimates cannot be substantiated by comparisons to independent markets and, therefore, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used to estimate the fair value for financial instruments:

    Cash and cash equivalents. The carrying amount approximates fair value.

    Restricted cash and short-term investments. The carrying amount approximates fair value.

    Short-term investments. The carrying amount approximates fair value.

    Notes receivable. The fair value of notes receivable is estimated by discounting at market interest rates the future cash flows under the notes.

    Borrowings. The fair value of borrowings, including capital lease obligations and other obligations, is estimated by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company.

  Reclassifications in Financial Presentation--Certain prior year information has been reclassified to conform to the current year presentation.

  Nonmonetary Exchanges--The Company exchanges capacity on its network for capacity on the network of another ISP. The Company records such exchange agreement at the fair value of either the services provided or received, whichever is more readily determinable. For the twelve months ended December 31, 1997, the Company recognized $2,400,000 of revenue and data communications and operations expense relating to such exchange.

  Recent Pronouncements--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and displaying comprehensive income, as defined, and its components. The Company plans to adopt the Statement's disclosure requirements in 1998.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for the way companies report information about operating segments in annual and interim financial statements. Generally, the Statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company plans to adopt the Statement's disclosure requirements in 1998.

NOTE 2--NOTES RECEIVABLE

  Under the terms of an agreement with one of its customers, receivables from the customer may be deferred until July 31, 1998 on amounts of up to $5,000,000 for services provided by the Company. At December 31, 1997, amounts due from this customer totaling $4,892,000 had been deferred under this agreement and are reflected as current notes receivable.

  On June 28, 1996, the Company entered into an agreement with MindSpring Enterprises, Inc., ("MindSpring") an ISP, pursuant to which the Company agreed to transfer to MindSpring substantially all of its individual subscriber accounts and related tangible and intangible assets and rights in connection with the consumer dial-up Internet access services operated by the Company in the United States, for $12,929,000 in cash and non-interest bearing notes receivable through 1997 and 1998. The gain from this sale of $5,417,000 has been recorded as other income, net in the Company's consolidated statement of operations. The balance of the note receivable from MindSpring at December 31, 1997 and 1996 was $2,078,000 and $2,769,000, respectively.

                                  PSINET INC.

  At December 31, 1997, other notes receivable consist of an amount due from a third party, of which $254,000 is scheduled to be repaid in 1998 and $509,000 in 1999. At December 31, 1997 and 1996, notes receivable approximated their estimated fair value.


NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                       DECEMBER 31,
                                              --------------------------------
                                                   1996             1997
                                              ---------------  ---------------
                                              (IN THOUSANDS OF U.S. DOLLARS)
   Data communications equipment............  $        24,095  $        32,108
   Purchased software.......................            2,989            3,920
   Office and other equipment...............            3,108            4,451
   Leasehold improvements...................            6,313            9,204
                                              ---------------  ---------------
                                                       36,505           49,683
   Less accumulated depreciation and amorti-
    zation..................................          (12,331)         (28,217)
                                              ---------------  ---------------
                                                       24,174           21,466
                                              ---------------  ---------------
   Leased data communications equipment.....           60,979           96,059
   Leased office and other equipment........            3,241            3,521
                                              ---------------  ---------------
                                                       64,220           99,580
   Less accumulated depreciation............          (16,333)         (25,427)
                                              ---------------  ---------------
                                                       47,887           74,153
                                              ---------------  ---------------
   Property and equipment, net..............  $        72,061  $        95,619
                                              ===============  ===============

  Total depreciation and leasehold amortization expense in 1997, 1996 and 1995 was $25,099,000, $16,572,000, and $6,462,000, respectively.

NOTE 4--GOODWILL AND OTHER INTANGIBLES

  Goodwill and other intangibles consisted of the following:

                                                        DECEMBER 31,
                                               --------------------------------
                                                    1996             1997
                                               ---------------  ---------------
                                               (IN THOUSANDS OF U.S. DOLLARS)
   Goodwill...................................         $12,763  $         5,671
   Tradename..................................           4,050              --
   Customer relations.........................           1,155              --
   Software costs.............................           6,370              304
   Other......................................           2,113              757
                                               ---------------  ---------------
                                                        26,451            6,732
   Less accumulated amortization..............          (9,778)          (2,057)
                                               ---------------  ---------------
   Goodwill and other intangibles, net........         $16,673  $         4,675
                                               ===============  ===============

  Total amortization expense in 1997, 1996 and 1995 was $2,712,000, $11,104,000 and $8,227,000, respectively.

                                  PSINET INC.

  As more fully described in Note 11, during 1997 the Company sold its software subsidiary. Goodwill and other intangibles of $11,080,000 were offset against the proceeds received from the sale.

  In December 1995, a pretax charge of $9,938,000 was recorded related to the permanent impairment of certain intangible assets which resulted from the Company's plan, adopted in the first quarter of 1996, to merge the operations of two of the Company's acquired subsidiaries. As part of the plan, the Company no longer marketed certain products using an acquired tradename and certain software products were abandoned. This charge, which had no immediate cash effect, recognized the permanent impairment in the value of certain intangibles including a tradename, a non-compete agreement, certain software costs and goodwill recorded in connection with the acquisitions.

NOTE 5--LINES OF CREDIT

  The Company has a secured revolving credit agreement with a bank under which the Company may borrow up to a maximum principal amount of the lesser of $5,000,000 less the aggregate face value of all letters of credit outstanding, or 75% of qualified accounts receivable which secure the loan less 100% of the maximum outstanding liability under any letters of credit issued, less 20% of the aggregate principal of certain term credit advances. This revolving line of credit agreement expires on March 31, 1998. Interest is payable monthly in arrears at a rate of prime plus 1.5%. The maximum principal amount available to the Company at December 31, 1997 was $4,013,000, of which $3,900,000 was outstanding at that date at an interest rate of 10%. Letters of credit issued and outstanding at December 31, 1997 relating to this credit agreement totaled $987,000.

  The Company also has a secured revolving agreement with a Canadian bank under which the Company may borrow up to a maximum principal amount of approximately $1,850,000, of which $1,748,000 was outstanding at December 31, 1997. The line of credit is repayable on demand, generally bears interest at prime plus 0.5% and is secured by restricted cash on deposit with the bank. The Company has an overdraft facility with a bank in the United Kingdom for approximately $413,000. No amounts were outstanding at December 31, 1997.

NOTE 6--LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                      DECEMBER 31,
                                             --------------------------------
                                                  1996             1997
                                             ---------------  ---------------
                                             (IN THOUSANDS OF U.S. DOLLARS)
   Notes payable with a bank, interest at
    prime plus 2.5%......................... $         7,966  $         8,864
   Other notes payable at interest rates
    ranging from 7.50% to 20.00%............           3,623            2,586
   Capital lease obligations at interest
    rates ranging from 5.66% to 15.84%......          40,264           56,355
                                             ---------------  ---------------
                                                      51,853           67,805
   Less current portion.....................         (24,915)         (33,985)
                                             ---------------  ---------------
   Long-term portion........................ $        26,938  $        33,820
                                             ===============  ===============

  Borrowings under the notes payable with a bank are repayable in 36 monthly installments from the dates of issue and are secured by a lien on the equipment purchased with the proceeds. Interest is payable monthly at a rate of prime plus 2.5%; the interest rate was 11.00% at December 31, 1997. The notes payable and certain capital lease obligations contain certain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends.

                                  PSINET INC.

  The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment and other fixed assets. During 1997, 1996 and 1995, the Company incurred capital lease obligations under these arrangements of $37,455,000, $25,576,000 and $29,071,000, respectively, upon the execution of leases for new data communications equipment and other fixed assets. The Company's capital lease obligations are generally repayable in 36 monthly installments from the dates of acquisition. At December 31, 1997, the aggregate unused portion under these arrangements totaled $24,611,000.

  Future minimum lease payments under capital leases and annual maturities of other long-term debt are as follows:

   YEAR ENDING                                CAPITAL      OTHER LONG-
   DECEMBER 31,                                LEASES       TERM DEBT
   ------------                              -----------  ---------------
                                              (IN THOUSANDS OF U.S. DOLLARS)
   1998..................................... $    31,752    $     6,665
   1999.....................................      19,743          3,734
   2000.....................................      11,863            993
   2001.....................................         --              58
   2002.....................................         --             --
                                             -----------    -----------
                                                  63,358    $    11,450
                                                            ===========
   Less amount representing interest........      (7,003)
                                             -----------
   Present value of future minimum lease
    payments................................ $    56,355
                                             ===========

  During the years ended December 31, 1997, 1996 and 1995, cash paid for interest was $5,559,000, $5,083,000 and $1,869,000, respectively.

  At December 31, 1997 and 1996, the estimated fair value of the capital lease obligations was approximately $55,565,000 and $40,730,000, respectively, and other long-term debt was approximately $11,370,000 and $12,189,000, respectively.

NOTE 7--CAPITAL STOCK

  On January 23, 1998, at a Special Meeting of Shareholders, the Company's shareholders granted the Board of Directors authority to amend the Company's Certificate of Incorporation to increase the number of the Company's authorized shares of capital stock from 130,000,000 shares to 280,000,000 shares and to increase the number of the Company's authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares. The Board of Directors has authority to issue up to 30,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof without any further vote or action by shareholders.

PREFERRED STOCK RIGHTS PLAN

  On May 8, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("Rights Plan") pursuant to which preferred stock purchase rights ("Rights") were granted as a dividend to shareholders of record at the rate of one Right for each outstanding share of common stock held of record as of the close of business on June 5, 1996. The Rights will also be attached to certain future issuances of common stock. Subject to certain exceptions, each Right, when exercisable, will entitle the registered holder to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series A Junior Preferred Stock") at an exercise price of $75 per Right.

                                  PSINET INC.

  Subject to certain exceptions, the Rights will become exercisable upon the occurrence of certain specified events, including an announcement that a person or group of affiliated or associated persons ("Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock. In such event, each holder of a Right (other than Rights beneficially owned by the Acquiring Person) will thereafter have the right, subject to certain exceptions, to receive upon exercise thereof that number of one one-thousandths of a share of Series A Junior Preferred Stock or, at the discretion of the Company's Board of Directors, a number of additional shares of common stock as set forth in the Rights Plan.

  For purposes of the Rights Plan, the Company's Board of Directors has designated 1,000,000 shares of Series A Junior Preferred Stock, which amount may be increased or decreased by the Board of Directors. All Rights expire on June 5, 2006, unless the Rights are earlier redeemed or exchanged by the Company in accordance with the Rights Plan or expire earlier upon the consummation of certain transactions as set forth in the Rights Plan.

CONVERTIBLE PREFERRED STOCK PRIVATE PLACEMENT

  On November 10, 1997, the Company completed a private placement of 600,000 shares of its Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") for proceeds of $29,564,000, net of issuance costs. The Series B Preferred Stock accrues dividends at an annual rate of 8%, payable quarterly in cash or, at the Company's option, in Series B Preferred Stock and is non-voting.

  The Series B Preferred Stock is convertible into the Company's common stock at $10 per share during the first year. The conversion price may be reset at the end of the first and second anniversary dates, under certain circumstances, to the stock's then current market value. At the third anniversary date, the conversion price may be reset, under certain circumstances, to 95% of the stock's then current market value. To reflect the nature of the conversion rights, preferred stock has been reduced by $1,500,000 with a corresponding increase to capital in excess of par value. Such amount will be accreted as an additional return to preferred shareholders over a period of three years. The Company also has the right to call the Series B Preferred Stock for redemption under certain circumstances commencing on the third anniversary of original issuance. The Company is subject to certain restrictions on the redemption, purchase or acquisition of, and the payment of dividends on common stock while the Series B Preferred Stock is outstanding. The holders were granted certain registration rights in connection with the transaction.

NOTE 8--MANDATORILY REDEEMABLE EQUITY SECURITIES

  The Company entered into several securities purchase agreements with investors in prior years. Pursuant to these agreements, the investors purchased shares of convertible participating preferred stock for cash or in exchange for shares of mandatorily redeemable common stock.

                                                        PAR  PURCHASE   SHARES
CLASS                                                  VALUE   DATE     ISSUED
-----                                                  ----- -------- ----------
Series A.............................................. $ .01   1993    2,727,000
Series B.............................................. $ .01   1993    1,105,125
Series C.............................................. $ .01   1993    1,020,000
Series D.............................................. $ .01   1994    2,000,000
Series E.............................................. $ .01   1995    3,190,555
                                                                      ----------
                                                                      10,042,680
                                                                      ==========

  Immediately prior to the completion of the Company's initial public offering on May 1, 1995, all issued and outstanding shares of redeemable convertible preferred stock were converted into 10,042,680 shares of

                                  PSINET INC.

common stock. In addition, all redemption rights of the holders of redeemable common stock (1,838,475 shares) expired upon the completion of the offering.

  Activity with respect to redeemable convertible preferred and common stock for the year ended December 31, 1995 was as follows:

                                             REDEEMABLE
                                             CONVERTIBLE         REDEEMABLE
                                              PREFERRED            COMMON
                                                STOCK              STOCK
                                           ----------------    --------------
                                           (IN THOUSANDS OF U.S. DOLLARS)
Balance, December 31, 1994................  $         13,218     $         399
  Issuance of 3,190,555 shares of
   redeemable Series E convertible
   preferred stock........................            12,197
  Accretion of redeemable convertible
   preferred and common stock.............             1,356                21
  Conversion of redeemable convertible
   preferred stock into common stock......           (26,771)
  Expiration of redemption rights on
   redeemable common stock................                                (420)
                                            ----------------     -------------
Balance, December 31, 1995................  $            --      $         --
                                            ================     =============


NOTE 9--STOCK COMPENSATION AND RETIREMENT PLANS

EXECUTIVE STOCK INCENTIVE PLAN

  The Company's Executive Stock Incentive Plan provides for a maximum of 10,000,000 shares to be available for award thereunder to employees and consultants of the Company and its subsidiaries. Awards under the plan may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards. The purchase price of shares covered by options cannot be less than the fair value on the date of grant. Each option granted under the plan becomes exercisable based on a schedule determined by the Compensation Committee at the date of grant. All options expire ten years after the date of grant. At December 31, 1997, there were 9,795,874 shares reserved for issuance under the plan and options with respect to 5,952,108 and 1,537,091 shares of common stock were outstanding and exercisable, respectively.

DIRECTORS STOCK INCENTIVE PLAN

  The Directors Stock Incentive Plan provides for awards with respect to up to 100,000 shares in the aggregate to directors of the Company and its subsidiaries who are not also employees or consultants of the Company and who do not serve on the Board as a representative of a shareholder. Awards under the plan are in the form of non-qualified stock options. The purchase price of shares covered by options cannot be less than the fair value on the date of the grant. Options granted under the plan when a director is first elected to the Board become exercisable quarterly over four years. Subsequent options granted under the plan become exercisable with respect to one half of the subject shares at each of the first and second anniversaries of the date of grant. All options expire ten years after the date of grant. At December 31, 1997, there were 100,000 shares reserved for issuance under the plan and options with respect to 24,000 and 7,500 shares of common stock were outstanding and exercisable, respectively.

STRATEGIC STOCK INCENTIVE PLAN

  The Strategic Stock Incentive Plan provides for awards with respect to an aggregate of 3,500,000 shares of the Company's common stock to employees and consultants of the Company and its subsidiaries in connection with acquisitions, mergers, strategic alliances and other business combinations and transactions by the Company

                                  PSINET INC.

or its subsidiaries. Awards under the plan may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards. The purchase price of shares covered by options cannot be less than the fair value on the date of grant. Each option granted under the plan becomes exercisable based on a schedule determined by the Compensation Committee at the date of grant. All options expire ten years after the date of grant. At December 31, 1997, there were 3,500,000 shares reserved for issuance under the plan and options with respect to 324,141 and 167,155 shares of common stock were outstanding and exercisable, respectively.

EXECUTIVE STOCK OPTION PLAN AND OTHER OPTION PLANS AND GRANTS

  Prior to 1994, the Company granted non-qualified stock options to its employees as directed by the Company's Board of Directors. In March 1994, the Company established the 1994 Executive Stock Option Plan under which it is authorized to grant up to 1,250,000 of either incentive stock options or non-qualified stock options to its employees. The purchase price of shares covered by options cannot be less than the fair value on the date of grant. Options become exercisable over one to six years following the date of grant. All options expire ten years after the date of grant. At December 31, 1997, there were 1,918,546 shares reserved for issuance under the plan and under ad hoc grants. Options with respect to 1,891,496 and 968,994 shares of common stock were outstanding and exercisable, respectively.

  In connection with the Company's acquisition of InterCon Systems Corporation ("InterCon") in June 1995, options outstanding under each of the InterCon 1992 Incentive Stock Plan and the InterCon 1994 Stock Option Plan became exercisable (subject to original vesting schedules; generally vesting over four years) for shares of the Company's common stock pursuant to the terms of the plans. As of December 31, 1997, the options outstanding under the 1992 plan consist of incentive stock options with respect to 104,569 shares of common stock and the options outstanding under the 1994 plan consist of non-qualified stock options with respect to 39,547 shares of common stock. At December 31, 1997, options with respect to 144,116 shares were exercisable. No additional options in respect of shares will be granted under either plan. In connection with the sale of InterCon, vesting on options with respect to 112,229 shares was accelerated and compensation expense of $214,000 was recognized in 1997.

  In connection with the Company's acquisition of Software Ventures Corporation ("Software Ventures") in July 1995, options outstanding under the Software Ventures 1994 Stock Option Plan became exercisable (subject to original vesting schedules; generally, one-half vesting after one year and one-half over four years) for shares of the Company's common stock pursuant to the terms of such plan. At December 31, 1997, options with respect to 25 shares under the plan were outstanding and exercisable. No additional options in respect of shares will be granted under the plan.

STOCK OPTION REPRICING

  Effective April 5, 1996, the Company's Board of Directors approved a repricing of certain employee stock options. Accordingly, options with respect to 2,520,555 shares of the Company's common stock whose exercise price was greater than $9.375, the closing market price of the Company's common stock on that date, were cancelled and new options with respect to the same number of shares were granted with an exercise price of $9.375. Other terms and conditions of the options remained the same.

FAIR VALUE OF STOCK OPTIONS

  For disclosure purposes under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1997, 1996 and 1995, respectively: no annual dividends for any year, expected

                                  PSINET INC.

volatility of 76%, 80% and 80%, risk-free interest rate of 6.36%, 5.98% and 6.85% and expected life of 5.0 years, 5.0 years and 6.5 years. The weighted-average fair value of the stock options granted in 1997, 1996 and 1995, was $4.88, $4.89 and $6.90, respectively.

  Under the above model, the total value of stock options granted in 1997, 1996 and 1995, was $23,616,000, $28,624,000 and $10,572,000, respectively, which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma loss and pro forma basic and diluted loss per share would have been $53,113,000 and $1.32 in 1997, $63,897,000 and $1.62 in 1996 and $54,760,000 and $2.07 in 1995. The SFAS No.
123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

STOCK WARRANTS

  The Company has issued warrants to certain investors, a lease provider and consultants to purchase shares of the Company's common stock. Warrants issued to certain investors and a lease provider vested immediately and vesting with respect to warrants issued to consultants was contingent upon the performance of services. Compensation expense recorded with respect to warrants issued to consultants was $275,000 and $199,000 in 1996 and 1995, respectively. These warrants expire at various dates through 2003. At December 31, 1997, there were 224,274 shares reserved for issuance under stock warrant agreements of which warrants with respect to 224,274 shares of common stock were outstanding and exercisable.

STOCK OPTION AND WARRANT ACTIVITY

  The following table summarizes stock option and warrant activity under all plans for the three years ended December 31, 1997:

                             NUMBER OF SHARES
                              OF COMMON STOCK                     WEIGHTED-
                           ----------------------     PRICE        AVERAGE
                            OPTIONS     WARRANTS    PER SHARE   EXERCISE PRICE
                           ----------  ----------  ------------ --------------
Balance, December 31,
 1994.....................  2,340,950   3,752,400  $ .50 -$4.15     $ 1.72
  Granted.................  1,559,891         833    4.15-25.25       9.16
  Assumed.................    543,414         --       .01-6.13       4.18
  Exercised...............   (494,719) (1,484,419)     .50-6.13       1.60
  Forfeited...............   (105,868)   (184,307)   2.00-25.25       4.50
                           ----------  ----------
Balance, December 31,
 1995.....................  3,843,668   2,084,507     .01-25.25       3.42
  Granted.................  5,853,949         167    4.15-16.75      10.81
  Exercised...............   (819,256) (1,659,000)     .01-9.38       2.36
  Forfeited............... (1,319,951)        --     1.60-25.25       8.72
  Cancelled............... (2,520,555)        --     9.56-25.25      13.61
                           ----------  ----------
Balance, December 31,
 1996.....................  5,037,855     425,674    .05- 13.50       6.24
  Granted.................  4,846,300         --     5.38-11.25       7.36
  Exercised...............   (288,529)   (201,400)     .05-8.13       1.83
  Forfeited............... (1,259,740)        --     2.00-13.13       8.33
                           ----------  ----------
Balance, December 31,
 1997.....................  8,335,886     224,274  $ .05-$13.50     $ 6.81
                           ==========  ==========
Exercisable, December 31,
 1995.....................    973,625   2,054,507  $ .05-$13.88     $ 1.44
                           ==========  ==========
Exercisable, December 31,
 1996.....................  1,584,068     425,674  $ .05-$10.01     $ 3.60
                           ==========  ==========

                                  PSINET INC.

  The following table summarizes information about the shares outstanding and exercisable for options and warrants at December 31, 1997:

                                        OUTSTANDING                      EXERCISABLE
                         ----------------------------------------- ------------------------
                                   WEIGHTED-AVERAGE   WEIGHTED-                WEIGHTED-
  RANGE OF                            REMAINING        AVERAGE                  AVERAGE
EXERCISE PRICES           NUMBER   CONTRACTUAL LIFE EXERCISE PRICE  NUMBER   EXERCISE PRICE
---------------          --------- ---------------- -------------- --------- --------------
$ .05-$5.88............. 2,110,114       4.65           $ 2.62     1,295,342     $ 1.81
$6.13-6.88..............   224,776       9.06           $ 6.46        56,754     $ 6.24
$6.94-7.00.............. 2,460,822       9.11           $ 7.00       446,649     $ 7.00
$7.25-9.38.............. 3,110,449       8.56           $ 8.77       983,074     $ 9.12
$9.56-13.50.............   653,999       8.62           $10.49       267,336     $10.39
                         ---------                                 ---------
$.05-$13.50............. 8,560,160       7.77           $ 6.81     3,049,155     $ 5.76
                         =========                                 =========

  Under the terms of the Company's Employee Retirement Savings Plan, participants are eligible to receive discretionary Company matching contributions each year of 100% of the first $1,000 of employee salary deferral and 25% of amounts thereafter up to the maximum allowable deferral under IRS regulations. All contributions to a participant's plan account are 100% vested after two years of service with the Company. The total contributions made by the Company under the Plan totalled $525,000, $622,000 and $131,000 during 1997, 1996 and 1995, respectively.

NOTE 10--INCOME TAXES

  Deferred tax assets (liabilities) consisted of the following:

                                                       DECEMBER 31,
                                              --------------------------------
                                                   1996             1997
                                              ---------------  ---------------
                                              (IN THOUSANDS OF U.S. DOLLARS)
   Gross deferred tax assets:
     Net operating losses (domestic)......... $        35,755  $        50,470
     Net operating losses (foreign)..........           3,344            7,834
     Other...................................           1,866            1,515
                                              ---------------  ---------------
                                                       40,965           59,819
                                              ---------------  ---------------
   Gross deferred tax liabilities:
     Depreciation/amortization...............          (6,741)          (8,740)
     Acquired intangibles....................          (2,377)             --
     Other...................................             --               --
                                              ---------------  ---------------
                                                       (9,118)          (8,740)
                                              ---------------  ---------------
   Net deferred tax assets...................          31,847           51,079
   Valuation allowance.......................         (32,323)         (51,079)
                                              ---------------  ---------------
                                              $          (476) $           --
                                              ===============  ===============

  The Company has provided a valuation allowance for net deferred tax assets of its operations since realization of these benefits cannot be reasonably assured. The change in the valuation allowance for net deferred tax assets was an increase of $18,756,000, $20,948,000 and $8,936,000 in 1997, 1996 and 1995,
respectively. The changes primarily relate to additional losses in those years.

  At December 31, 1997, the Company had domestic net operating loss carryforwards of approximately $123,099,000 for income tax purposes. These net operating loss carryforwards may be carried forward in varying

                                  PSINET INC.

amounts until 2012 and may be limited in their use in the event of significant changes in the Company's ownership, and their use is limited to future earnings of the Company. In addition, at December 31, 1997, the Company had net operating loss carryforwards for tax purposes in various jurisdictions outside the United States amounting to approximately $21,464,000. The majority of the foreign loss carryforwards will expire in varying amounts until 2004. Some of the foreign loss carryforwards will never expire under local country tax rule.

  A capital tax loss of $807,000 resulting from the sale of one of the Company's investments was incurred in 1997. The loss may be carried forward for five years. The Company recognized a deferred tax benefit of $476,000 in 1997 and $159,000 in 1996.

  No cash was paid for income taxes in 1997, 1996 or 1995.

NOTE 11--STRATEGIC ALLIANCES, ACQUISITIONS AND DISPOSITIONS

AGREEMENTS WITH IXC INTERNET SERVICES, INC.

  As part of the Company's ongoing efforts to further expand and enhance its network, on February 25, 1998, the Company closed its transaction with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire 20-year noncancellable indefeasible rights of use ("IRUs") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for the issuance to IXC of 10,229,789 shares of common stock of the Company (representing approximately 20% of the issued and outstanding common stock of the Company after giving effect to such issuance and having an aggregate market value of $78,641,503 based on the closing market price per share of the Company's common stock as reported by The Nasdaq Stock Market on such date of $7.6875) (the "IXC Initial Shares"). If the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is less than $240,000,000 at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the PSINet IRUs or February 25, 2002 (the "Determination Date"), the Company will be obligated to provide IXC with additional shares of its common stock, or at the sole option of the Company, cash or a combination thereof equal to the shortfall (the "Contingent Payment Obligation"). The Company has the right to accelerate the Contingent Payment Obligation to any date prior to the Determination Date. In addition, the right of IXC to receive additional shares of common stock and/or cash pursuant to the Contingent Payment. Obligation will terminate on such date as the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is equal to or greater than $240,000,000.

  The bandwidth will be delivered over a period of two to three years after the closing. The agreement permits the Company to use the OC-48 bandwidth to deliver private line or long distance services based on non-Internet telecommunications transport at a rate of DS-3 or less. In addition, the Company expects to incur on an annual basis approximately $1,150,000 in operations and maintenance fees with respect to the PSINet IRUs to be acquired from IXC for each 1,000 equivalent route miles of OC-48 bandwidth accepted under the agreement. The Company also signed a long-term non-exclusive joint marketing and services agreement with IXC under which IXC and its resellers will be able to bundle the Company's Internet access and value added services with IXC's long distance and other telephone services to their customers throughout the United States.

ISTAR INTERNET INC.

  Between January 30, 1998 and February 12, 1998, the Company acquired approximately 23,900,000 (or 81.4%) of the outstanding common shares of iSTAR internet inc. ("iSTAR"), a Canadian ISP. The excess of the purchase price over the tangible assets acquired and liabilities assumed was $17,900,000. This acquisition

                                  PSINET INC.

will be accounted for as a purchase business combination and accordingly the assets and liabilities and results of operations of iSTAR will be included in the Company's financial statements from the date of acquisition. At December 31, 1997, the Company has a note receivable from iSTAR in the amount of $3,526,000 which is recorded in other assets and deferred charges. Additionally, at December 31, 1997, the Company had a $15,400,000 letter of credit outstanding with respect to this transaction which was secured by $17,500,000 in cash. On January 29, 1998, the Company obtained a $20,000,000 acquisition credit facility from a bank to finance this transaction and its letter of credit expired. This facility matures on the earlier of the consummation of a public offering by the Company of its debt or equity securities or July 31, 1998. The loan provides for interest on the outstanding balance at an annual rate of prime rate plus 1.375%. Additionally, the loan has been incorporated into the Company's existing credit facility with the bank and is secured by substantially all of the Company's assets, including a pledge of certain of its subsidiaries' stock (including the acquired capital stock of iSTAR).

CALVACOM AND IPROLINK

  In October 1997 and January 1998 a wholly-owned subsidiary of the Company acquired all of the issued and outstanding shares of common stock of Serveur Telematique Internet S.A., ("STI") an ISP in France and Internet Prolink S.A. ("Iprolink"), an ISP in Switzerland, for approximately $3,100,000 and $3,500,000, respectively, in cash. The acquisition of STI included the rights to use the tradename "CalvaCom." These transactions are or will be accounted for as purchase business combinations and accordingly, the net assets and results of operations are included in the Company's financial statements from the respective dates of acquisition.

EUNET GB LIMITED

  On July 21, 1995, the Company purchased from The University of Kent at Canterbury all of the issued and outstanding ordinary shares of EUnet GB Limited, an English corporation, for approximately $3,986,000 in cash and 42,011 shares of its common stock. This transaction was accounted for as a purchase business combination. The fair value of the cash, shares of the Company's common stock exchanged and liabilities assumed at acquisition was approximately $7,126,000.

INTERCON SYSTEMS CORPORATION AND SOFTWARE VENTURES CORPORATION

  On June 16, 1995 and July 11, 1995, the Company issued approximately 921,612 and 762,208 shares of its common stock in exchange for all of the issued and outstanding capital stock of InterCon and Software Ventures, respectively. These transactions were accounted for as purchase business combinations. Both acquired companies developed and marketed standards-based connectivity software products. The aggregate fair value of the shares of the Company's common stock exchanged, options granted and liabilities assumed was approximately $35,519,000.

  In the first quarter of 1996, the Company merged the operations of Software Ventures and InterCon into one Internet software subsidiary known as InterCon. On February 1, 1997, the Company sold all of the issued and outstanding capital stock of InterCon to Ascend Communications, Inc. ("Ascend") in exchange for $12,000,000 in cash pursuant to a Stock Acquisition Agreement between the Company and Ascend. In addition, in connection with the sale, the Company received $8,500,000 in cash from Ascend as repayment of intercompany debt owed by InterCon to the Company. The Company recognized a gain of $5,700,000 in 1997 in connection with the sale.

                                  PSINET INC.

PSINET PIPELINE NEW YORK, INC.

  On February 7, 1995, the Company issued an aggregate of approximately 2,690,218 shares of its common stock in exchange for all of the outstanding common stock and preferred stock of PSINet Pipeline New York, Inc. (formerly The Pipeline Network Inc., "Pipeline"). This transaction was accounted for as a purchase business combination. The fair value of the shares of the Company's common stock exchanged and liabilities assumed was approximately $12,129,000. As further described in Note 2, the Company transferred substantially all of its individual subscriber accounts and related tangible and intangible assets relating to the Company's consumer dial-up Internet access services including those acquired from the acquisition of Pipeline to MindSpring in the second and third quarters of 1996.

NOTE 12--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  The Company has guaranteed monthly usage levels of data and voice communications with certain of its telecommunications vendors. In addition, the Company leases certain of its facilities under non-cancelable operating leases expiring in various years through 2006. The operating lease on one of the office facilities includes scheduled base rent increases over the term of the lease. The total amount of base rent is being charged to expense on the straight-line method over the term of the lease. Total rent expense for all operating leases amounted to $4,968,000, $3,601,000 and $2,077,000 in 1997,
1996 and 1995, respectively.

  At December 31, 1997 commitments to telecommunications vendors and future minimum lease payments under non-cancelable operating leases are as follows:

YEAR ENDING
DECEMBER 31,                                 TELECOMMUNICATIONS OPERATING LEASES
------------                                 ------------------ ----------------
                                               (IN THOUSANDS OF U.S. DOLLARS)
1998........................................      $ 10,218          $  4,368
1999........................................         7,987             4,160
2000........................................         5,942             3,877
2001........................................         4,360             3,425
2002........................................         2,667             3,407
Thereafter..................................           --              2,913
                                                  --------          --------
                                                  $ 31,174          $ 22,150
                                                  ========          ========

  Under the terms of an agreement with one of its customers, the Company is obligated to provide the customer with a rental facility of up to $5,000,000 for telecommunications equipment owned or leased by the Company and deployed in the customer's network. As of December 31, 1997, the Company had provided $1,426,000 of equipment to the customer under three year operating leases.

CONTINGENCIES

  The Company is subject to certain claims and legal proceedings that arose in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

  On September 19, 1996, the Company and Chatterjee Management Company ("Chatterjee") signed an agreement pursuant to which the Company and an investment group led by Chatterjee would establish a joint venture for the purpose of building an Internet network across Europe and provide Internet-related services in Europe. Such investment group was to invest up to $41 million in a joint venture. No monies were invested by

                                  PSINET INC.

Chatterjee or the investment group pursuant to the joint venture agreement nor were any other actions undertaken to implement it. Following the signing of the agreement, the parties acknowledged structural difficulties associated with the joint venture as originally contemplated, which prevented its implementation. Instead, they sought for several months to negotiate a direct investment in the Company by Chatterjee in lieu of the initial agreement. Those negotiations were not successful.

  On November 25, 1997, Chatterjee initiated arbitration proceedings against the Company before the International Chamber of Commerce, Court of Arbitration, in London, England, with respect to the joint venture agreement previously entered into by Chatterjee and the Company.

  In the arbitration proceeding, Chatterjee has now alleged that the Company breached the joint venture agreement by repudiating its obligations under the agreement and by breaching a covenant not to compete. In the arbitration, Chatterjee requests an award declaring that the agreement is still valid and binding upon the parties and that the Company stands in breach of the agreement, directing the Company to specifically perform its obligations under the agreement or, in the alternative, awarding Chatterjee compensatory damages in an amount not less than $25 million, awarding Chatterjee profits that the Company has earned or stands to earn in Europe, and awarding Chatterjee the costs of arbitration, including attorney's fees and interest on the award of damages. The Company believes that Chatterjee's claims are without merit and intends to vigorously defend itself in the arbitration.

NOTE 13--INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

  The Company operates in one principal industry segment, as a provider of Internet solutions, and markets its services internationally through foreign subsidiaries. The Company's services are provided primarily to corporate customers.

  Geographic financial information is as follows:

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                                1995        1996        1997
                                             ----------  ----------  ----------
                                              (IN THOUSANDS OF U.S. DOLLARS)
Revenue:
  United States............................. $   38,029  $   78,132  $  104,254
  International.............................      2,470       6,781      17,950
  Eliminations..............................     (1,777)       (562)       (302)
                                             ----------  ----------  ----------
  Consolidated.............................. $   38,722  $   84,351  $  121,902
                                             ==========  ==========  ==========
Loss from Operations:
  United States............................. $  (50,153) $  (47,035) $  (38,472)
  International.............................     (1,317)     (8,861)    (11,285)
  Eliminations..............................     (1,147)       (185)        171
                                             ----------  ----------  ----------
  Consolidated.............................. $  (52,617) $  (56,081) $  (49,586)
                                             ==========  ==========  ==========
Identifiable Assets:
  United States............................. $  195,920  $  169,082  $  156,474
  International.............................      9,307      11,314      29,770
  Eliminations..............................     (3,397)     (3,284)        (63)
                                             ----------  ----------  ----------
  Consolidated.............................. $  201,830  $  177,112  $  186,181
                                             ==========  ==========  ==========

  Intersegment sales and transfers are not material. Revenue is based on the location of the entity providing services. Loss from operations represents total revenue less operating costs and expenses, and does not include interest (expense)/income, other (expense)/income or income taxes. Identifiable assets of geographic areas are those tangible and intangible assets used in the Company's operations in each area.

                  SCHEDULE II--VALUATION ACCOUNTS AND RESERVES

                                     ADDITIONS
                         ----------------------------------
                         BALANCE AT CHARGED TO   BALANCES               BALANCE
                         BEGINNING  COSTS AND  OF ACQUIRED             AT END OF
                         OF PERIOD   EXPENSES  SUBSIDIARIES DEDUCTIONS  PERIOD
                         ---------- ---------- ------------ ---------- ---------
                                     (IN THOUSANDS OF U.S. DOLLARS)
Year ended December 31,
 1995
  Allowances for doubt-
   ful accounts and re-
   turns................  $   127    $   724       $252      $  (228)   $   875
  Deferred tax valuation
   allowance............    2,439      8,936        --           --      11,375
Year ended December 31,
 1996
  Allowances for doubt-
   ful accounts and re-
   turns................      875      3,130        --        (2,096)     1,909
  Deferred tax valuation
   allowance............   11,375     20,948        --           --      32,323
Year ended December 31,
 1997
  Allowances for doubt-
   ful accounts and re-
   turns................    1,909      5,424         16       (5,248)     2,101
  Deferred tax valuation
   allowance............   32,323     18,756        --           --      51,079

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference to the Company's Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders and to be filed with the Commission not later than 120 days after December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Documents filed as a part of this report.

 1. FINANCIAL STATEMENTS

  See Index to Financial Statements on page 44.

 2. FINANCIAL STATEMENT SCHEDULES

  See Index to Financial Statement Schedules on page 44.

 3. EXHIBITS

  See Index to Exhibits on page 69.

b. Reports on Form 8-K.

  On December 17, 1997, the Company filed a Current Report on Form 8-K, dated November 25, 1997, relating to the initiation of arbitration proceedings by the Chatterjee Management Company against the Company.

  On January 7, 1998, the Company filed a Current Report on Form 8-K, dated December 23, 1997, relating to the execution of a Pre-Acquisition Agreement for the acquisition of all of the outstanding common stock of iSTAR internet inc. by the Company.

  On January 22, 1998, the Company filed a Current Report on Form 8-K, dated January 21, 1998, which included as an Exhibit a press release issued by the Company relating to a proposal received by the Company's Board of Directors from USinternetworking Inc.

  On February 12, 1998, the Company filed a Current Report on Form 8-K, dated January 30, 1998, relating to the acquisition of certain of the common shares of iSTAR internet inc.

  On March 10, 1998, the Company filed a Current Report on Form 8-K, dated February 25, 1998, relating to the closing of its transaction pursuant to the IRU and Stock Purchase Agreement dated as of July 22, 1997 with IXC Internet Services, Inc.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PSINET INC.

Date: March 19, 1998
                                                   /s/ Edward D. Postal
                                          By: _________________________________
                                                     EDWARD D. POSTAL
                                              Senior Vice President and Chief
                                                     Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ William L. Schrader         Chairman, President,     March 19, 1998
-------------------------------------   Chief Executive
         WILLIAM L. SCHRADER            Officer and
                                        Director (Principal
                                        Executive Officer)

         /s/ Harold S. Wills           Executive Vice           March 19, 1998
-------------------------------------   President, Chief
           HAROLD S. WILLS              Operating Officer
                                        and Director

         /s/ David N. Kunkel           Senior Vice              March 19, 1998
-------------------------------------   President, General
           DAVID N. KUNKEL              Counsel, Secretary
                                        and Director

        /s/ Edward D. Postal           Senior Vice              March 19, 1998
-------------------------------------   President and Chief
          EDWARD D. POSTAL              Financial Officer
                                        (Principal
                                        Financial Officer)

      /s/ Michael J. Malesardi         Vice President and       March 19, 1998
-------------------------------------   Controller
        MICHAEL J. MALESARDI            (Principal
                                        Accounting Officer)

        /s/ William H. Baumer          Director                 March 19, 1998
-------------------------------------
          WILLIAM H. BAUMER

          /s/ Ian P. Sharp             Director                 March 19, 1998
-------------------------------------
            IAN P. SHARP

         /s/ Ralph J. Swett            Director                 March 19, 1998
-------------------------------------
           RALPH J. SWETT

        /s/ William A. Wilson          Director                 March 19, 1998
-------------------------------------
          WILLIAM A. WILSON

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                     LOCATION
 -------      ----------------------                     --------
    2.1  Asset Purchase Agreement dated    Incorporated by reference from
         as of June 28, 1996 between the   Exhibit 2 to the Company's Quarterly
         Company and MindSpring            Report on Form 10-Q for the quarter
         Enterprises, Inc.                 ended June 30, 1996 located under
                                           Securities Exchange Commission File
                                           No. 0-25812 ("June 1996 10-Q")
    2.2  Amendment No. 1 to Asset          Incorporated by reference from
         Purchase Agreement and Network    Exhibit 2 to the Company's Quarterly
         Services Agreement entered into   Report on Form 10-Q for the quarter
         as of June 28, 1996 by and        ended September 30, 1996 located
         between the Company and           under Securities Exchange Commission
         MindSpring Enterprises, Inc.      File No. 0-25812 ("September 1996
                                           10-Q")
    2.3  Amendment No. 2 to Asset          Incorporated by reference from
         Purchase Agreement entered into   Exhibit 10.8 to the September 1996
         as of September 1, 1996 by and    10-Q
         between the Company and
         MindSpring Enterprises, Inc.
    2.4  Amendment No. 3 to Asset          Incorporated by reference from
         Purchase Agreement and            Exhibit 10.74 to the Company's
         Amendment No. 1 to Convertible    Report on Form 10-K for the fiscal
         Note entered into as of January   year ended December 31, 1996 located
         24, 1997 by and between the       under Securities and Exchange
         Company and MindSpring            Commission File No. 0-25812 ("1996
         Enterprises, Inc.                 Form 10-K")
    2.5  Joint Venture Agreement dated     Incorporated by reference from
         as of September 19, 1996          Exhibit 2 to Amendment No. 1 to the
         between the Company and           Company's Quarterly Report on Form
         Chatterjee Management Company     10-Q for the quarter ended September
                                           30, 1996 located under Securities
                                           Exchange Commission File No. 0-25812
                                           ("September 1996 10-Q-A/1")
    2.6  Stock Acquisition Agreement,      Incorporated by reference from
         dated as of February 1, 1997,     Exhibit 2 to the Company's Current
         between Ascend Communications,    Report on Form 8-K dated February
         Inc., a Delaware corporation,     14, 1997 located under Securities
         and the Company, a New York       Exchange Commission File No. 0-25812
         corporation, with respect to
         all outstanding capital stock
         of InterCon Systems
         Corporation, a Delaware
         corporation and a wholly-owned
         subsidiary of the Company
    2.7  IRU and Stock Purchase            Incorporated by reference from
         Agreement dated as of July 22,    Exhibit 2.1 to Amendment No. 2 to
         1997 between IXC Internet         the Company's Quarterly Report on
         Services, Inc. and the Company    Form 10-Q for the quarter ended June
                                           30, 1996 located under Securities
                                           Exchange Commission File No. 0-25812
                                           ("June 1997 10-Q/A2")
    2.8  First Amendment to IRU and        Incorporated by reference from
         Stock Purchase Agreement dated    Exhibit A to the Company's Proxy
         as of July 22, 1997 between IXC   Statement on Schedule 14A dated
         Internet Services, Inc. and the   December 19, 1997 located under
         Company                           Securities Exchange Commission File
                                           No. 0-25812 ("December 1997 Proxy
                                           Statement")

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                     LOCATION
 -------      ----------------------                     --------
    2.9  Second Amendment to IRU and       Incorporated by reference from
         Stock Purchase Agreement dated    Exhibit A to the December 1997 Proxy
         as of July 22, 1997 between IXC   Statement
         Internet Services, Inc. and the
         Company
    2.10 Agreement dated as of November    Incorporated by reference from
         10, 1997 between iSTAR internet   Exhibit 2 to the Company's Quarterly
         inc. and the Company              Report on Form 10-Q for the quarter
                                           ended September 30, 1997 located
                                           under Securities Exchange Commission
                                           File No. 0-25812 ("September 1997
                                           10-Q")
    2.11 Pre-Acquisition Agreement         Incorporated by reference from
         between the Company and iSTAR     Exhibit 10.1 to the Company's
         internet inc., dated December     Current Report on Form 8-K dated
         23, 1997                          January 7, 1998 located under
                                           Securities Exchange Commission File
                                           No. 0-25812 ("January 7, 1998 8-K")
    3.1  Certificate of Incorporation,     Incorporated by reference from
         as amended                        Exhibit 3.1 to the Company's
                                           Registration Statement on Form S-1
                                           declared effective on May 1, 1995
                                           located under Securities and
                                           Exchange Commission File No. 33-
                                           90154 ("May 1995 Registration
                                           Statement")
    3.2  Certificate of Amendment of       Incorporated by reference from
         Certificate of Incorporation      Exhibit 3.1 to the Company's
         dated April 25, 1995              Quarterly Report on Form 10-Q for
                                           the quarter ended June 30, 1995
                                           located under Securities Exchange
                                           Commission File No. 0-25812 ("June
                                           1995 10-Q")
    3.3  Certificate of Amendment of       Incorporated by reference from
         Certificate of Incorporation      Exhibit 3.2 to the June 1995 10-Q
         dated May 5, 1995
    3.4  Certificate of Amendment of       Incorporated by reference from
         Certificate of Incorporation      Exhibit 3.1 to the Company's
         dated November 11, 1995           Quarterly Report on Form 10-Q for
                                           the quarter ended September 30, 1995
                                           located under Securities Exchange
                                           Commission File No. 0-25812
                                           ("September 1995 10-Q")
    3.5  Certificate of Amendment of       Incorporated by reference from
         Certificate of Incorporation      Exhibit 3 to the June 1996 10-Q
         dated May 18, 1996
    3.6  Certificate of Amendment of       Incorporated by reference from
         Certificate of Incorporation      Exhibit 3.1 to the September 1997
         dated as of November 6, 1997      10-Q
    3.7  Certificate of Amendment of       Filed herewith
         Certificate of Incorporation
         dated February 5, 1998
    3.8  Amended and Restated By-laws of   Incorporated by reference from
         the Company                       Exhibit 3.5 to the September 1995
                                           10-Q
    4.1  Form of Common Stock              Incorporated by reference from
         Certificate                       Exhibit 4.1 to the May 1995
                                           Registration Statement

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                     LOCATION
 -------      ----------------------                     --------
    4.2  Form of Common Stock              Incorporated by reference from
         Certificate (name change)         Exhibit 4.1A to the Company's
                                           Registration Statement on Form S-1
                                           declared effective on December 14,
                                           1995 located under Securities
                                           Exchange Commission File No. 33-
                                           99610 ("December 1995 Registration
                                           Statement")
    4.3  Articles Fourth, Fifth, Sixth,    See Exhibits 3.2, 3.3, 3.4, 3.5, 3.6
         Ninth and Tenth of the            and 3.7
         Certificate of Incorporation of
         the Company, as amended
    4.4  Article I of the Amended and      See Exhibit 3.8
         Restated By-laws of the
         Company, as amended
    4.5  Forms of Rights Agreement,        Incorporated by reference from
         dated as of May 8, 1996,          Exhibit 1 to the Company's
         between the Company and First     Registration Statement on Form 8-A
         Chicago Trust Company of New      dated June 3, 1996 located under
         York, as Rights Agent, which      Securities Exchange Commission File
         includes as Exhibit A--           No. 0-25812
         Certificate of Amendment;
         Exhibit B--Form of Rights
         Certificate; and Exhibit C--
         Summary of Rights to Purchase
         Shares of Preferred Stock
    4.6  Amendment No. 1, dated as of      Incorporated by reference from
         July 21, 1997, to Rights          Exhibit 4.1.1 to the Company's
         Agreement, dated as of May 8,     Current Report on Form 8-K dated
         1996, between the Company and     August 1, 1997 located under
         First Chicago Trust Company of    Securities Exchange Commission File
         New York, as Rights Agent.        No. 0-25812
    4.7  Amendment No. 2, dated as of      Incorporated by reference from
         July 31, 1997, to Rights          Exhibit 4.1.2 to the Company's
         Agreement, dated as of May 8,     Current Report on Form 8-K dated
         1996, between the Company and     August 20, 1997 located under
         First Chicago Trust Company of    Securities Exchange Commission File
         New York, as Rights Agent.        No. 0-25812
   10.1  Lease Agreement dated July 1,     Incorporated by reference from
         1990 between the Company and      Exhibit 10.1 to the May 1995
         Rensselaer Polytechnic            Registration Statement
         Institute, amended by Lease
         Renewal Agreement dated as of
         July 1, 1993, Letter Agreement
         dated November 14, 1994 and
         Letter Agreement dated February
         1, 1995
   10.2  Lease Agreement dated February    Incorporated by reference from
         8, 1995 between the Company and   Exhibit 10.2 to the May 1995
         Rensselaer Polytechnic            Registration Statement
         Institute
   10.3  Amendment to Lease Agreement      Incorporated by reference from
         dated July 1, 1995 between the    Exhibit 10.2A to the December 1995
         Company and Rensselaer            Registration Statement
         Polytechnic Institute
   10.4  Lease Agreement dated as of       Incorporated by reference from
         April 30, 1993 by and between     Exhibit 10.3 to the May 1995
         Vingarden Limited Partnership     Registration Statement
         and the Company
   10.5  Lease Agreement dated April       Incorporated by reference from
         1995 by and between Brit          Exhibit 10.3A to the December 1995
         Limited Partnership and the       Registration Statement
         Company

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT                      LOCATION
 -------       ----------------------                      --------
   10.6  Sublease dated September 20, 1995   Incorporated by reference from
         by and between The Medical          Exhibit 10.3B to the December 1995
         Sciences Research Institute and     Registration Statement
         the Company and Lease Agreement
         dated October 6, 1993 by and
         between Vingarden Associates
         Limited Partnership and The
         Medical Sciences Research
         Institute
   10.7  Lease Agreement dated October 31,   Incorporated by reference from
         1995 between Oakfern Properties     Exhibit 10.4A to the December 1995
         Limited and the Company             Registration Statement
   10.8  Amendment to Deed of 460 Spring     Incorporated by reference from
         Park Technology Center dated as     Exhibit 10.1 to the September 1997
         of June 12, 1997 between            10-Q
         JBG/Spring Park Limited
         Partnership and the Company
   10.9  Sublease Agreement dated as of      Incorporated by reference from
         June 2, 1997 between LUCAS          Exhibit 10.2 to the September 1997
         INDUSTRIES, INC. and the Company    10-Q
         and Office Lease Agreement
         between 3B Limited Partnership
         and Lucas Industries Inc. dated
         as of September 12, 1989
   10.10 Sublease Agreement dated January    Filed herewith
         22, 1998 between the Company and
         Unisys Corporation, as amended
   10.11 Lease Agreement dated February      Filed herewith
         20, 1998 between the Company and
         CarrAmerica Realty Corporation
   10.12 Lease Agreement dated October       Incorporated by reference from
         1994 between the Company and        Exhibit 10.4 to the May 1995
         Cascade Communications, Inc.        Registration Statement
   10.13 Master Lease Agreement dated July   Incorporated by reference from
         19, 1994 between the Company and    Exhibit 10.5 to the May 1995
         Technology Credit Corporation       Registration Statement
   10.14 Lease Agreement dated as of July    Incorporated by reference from
         9, 1993 between Applied             Exhibit 10.6 to the May 1995
         Telecommunications Technologies,    Registration Statement
         Inc. and the Company
   10.15 Lease Agreement dated as of         Incorporated by reference from
         February 10, 1994 between Applied   Exhibit 10.7F to the December 1995
         Telecommunications Technologies,    Registration Statement
         Inc. and the Company
   10.16 Lease Agreement dated as of March   Incorporated by reference from
         14, 1994 between Applied            Exhibit 10.7G to the December 1995
         Telecommunications Technologies,    Registration Statement
         Inc. and the Company
   10.17 Lease Agreement dated as of June    Incorporated by reference from
         9, 1994 between Applied             Exhibit 10.7H to the December 1995
         Telecommunications Technologies,    Registration Statement
         Inc. and the Company
   10.18 Lease Agreement dated as of         Incorporated by reference from
         September 21, 1994 between          Exhibit 10.7 to the May 1995
         Applied Telecommunications          Registration Statement
         Technologies, Inc. and the
         Company
   10.19 Master Equipment Lease Agreement    Incorporated by reference from
         dated as of June 23, 1995 between   Exhibit 10.1 to the September 1995
         the Company and Forsythe/McArthur   10-Q
         Associates, Inc. ("FMA")
   10.20 Master Lease Line Commitment        Incorporated by reference from
         Agreement dated as of June 23,      Exhibit 10.2 to the September 1995
         1995 between the Company and FMA    10-Q

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                     LOCATION
 -------      ----------------------                     --------
   10.21 Amendment Agreement dated as of   Incorporated by reference from
         August 1, 1995 between the        Exhibit 10.8 to the September 1995
         Company and Technology Credit     10-Q
         Corporation
   10.22 Master Equipment Lease            Incorporated by reference from
         Agreement No. 620-0004602-000     Exhibit 10.44A to the December 1995
         dated November 1995 between the   Registration Statement
         Company and Siemens Credit
         Corporation
   10.23 Amendment to Master Lease         Incorporated by reference from
         Agreement No. 1753 dated          Exhibit 10.77 to the 1995 Form 10-K
         January 26, 1996 between the
         Company and Technology Credit
         Corporation
   10.24 Master Equipment Lease            Incorporated by reference from
         Agreement, dated December 15,     Exhibit 10.78 to the 1995 Form 10-K
         1995 between the Company and
         Financing for Science
         International, Inc.
   10.25 Security Agreement dated as of    Incorporated by reference from
         March 20, 1996 between the        Exhibit 10.79 to the 1995 Form 10-K
         Company and USL Capital
         Corporation
   10.26 Master Software/Equipment Lease   Incorporated by reference from
         Agreement dated as of September   Exhibit 10.4 to the September 1996
         20, 1996 between the Company      10-Q
         and LPI Software Funding Group,
         Inc.
   10.27 Master Lease Agreement dated as   Incorporated by reference from
         of January 27, 1997 between       Exhibit 10.77 to the Company's
         Cascade Communications Corp.      Annual Report on Form 10-K for the
         and the Company                   fiscal year ended December 31, 1996
                                           located under Securities and
                                           Exchange Commission File No. 0-25812
                                           ("1996 Form 10-K")
   10.28 Master Equipment/Software         Incorporated by reference from
         Rental Agreement dated as of      Exhibit 10.3 to the September 1997
         September 11, 1997 between        10-Q
         PSINet and Earthlink Network,
         Inc. and Change Order Amendment
         Master Equipment dated as of
         September 22, 1997
   10.29 Equipment lease dated as of       Incorporated by reference from
         June 30, 1997 between Royal       Exhibit 10.4 to the September 1997
         Bank of Canada and PSINet         10-Q
         Limited
   10.30 Master Lease Agreement dated as   Filed herewith
         of October 10, 1997 between
         Cisco Systems Capital
         Corporation and the Company
   10.31 Master Lease Agreement No. A212   Filed herewith
         dated as of October 30, 1997
         between 3Com Credit Corporation
         and the Company, as amended
   10.32 Master Lease of Personal          Filed herewith
         Property No. 3402, dated
         December 12, 1997 between the
         Company and Charter Financial,
         Inc., as amended
  *10.33 Executive Stock Option Plan of    Incorporated by reference from
         the Company                       Exhibit 10.10 to the May 1995
                                           Registration Statement
  *10.34 Executive Stock Incentive Plan    Incorporated by reference from
         of the Company, as amended        Exhibit 10.12 to the December 1995
                                           Registration Statement

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                     LOCATION
 -------      ----------------------                     --------
  *10.35 Directors Stock Incentive Plan    Incorporated by reference from
         of the Company, as amended        Exhibit 10.13 to the December 1995
                                           Registration Statement
  *10.36 Strategic Stock Incentive Plan    Incorporated by reference from
         of the Company                    Exhibit 10 to the June 1995 10-Q
  *10.37 1996 Performance Bonus Plan of    Incorporated by reference from
         the Company                       Exhibit 10.25 to the 1996 Form 10-K
  *10.38 InterCon Systems Corporation      Incorporated by reference from
         1992 Incentive Stock Plan         Exhibit 99.1 to the Company's
                                           Registration Statement on Form S-8
                                           which became effective on October
                                           18, 1995 located under Securities
                                           Exchange Commission File No. 33-
                                           98316 ("S-8 No. 16")
  *10.39 InterCon Systems Corporation      Incorporated by reference from
         1994 Stock Option Plan            Exhibit 99.2 to the S-8 No. 16
  *10.40 Software Ventures Corporation     Incorporated by reference from
         1994 Stock Option Plan            Exhibit 99 to the Company's
                                           Registration Statement on Form S-8
                                           which became effective on October
                                           18, 1995 located under Securities
                                           Exchange Commission File No. 33-
                                           98314 ("S-8 No. 14")
  *10.41 Employment Agreement dated June   Incorporated by reference from
         21, 1995 between the Company      Exhibit 10.26 to the December 1995
         and David N. Kunkel               Registration Statement
  *10.42 Employment Agreement dated        Incorporated by reference from
         February 9, 1996 between the      Exhibit 10.42 to the 1995 Form 10-K
         Company and Mary-Ann Carolan
  *10.43 Employment Agreement dated        Incorporated by reference from
         February 13, 1996 between the     Exhibit 10.19 to the Company's
         Company and Mitchell Levinn       Annual Report on Form 10-K for the
                                           fiscal year ended December 31, 1995
                                           located under Securities and
                                           Exchange Commission File No. 0-25812
                                           ("1995 Form 10-K").
  *10.44 Employment Agreement dated        Incorporated by reference from
         April 3, 1996 between the         Exhibit 10.2 to the June 1996 10-Q
         Company and Harold S. Wills
  *10.45 Employment Agreement dated        Incorporated by reference from
         October 1, 1996 between the       Exhibit 10.2 to the September 1996
         Company and Edward D. Postal      10-Q
  *10.46 Employment Agreement dated        Incorporated by reference from
         October 9, 1996 between the       Exhibit 10.3 to the September 1996
         Company and Richard R.            10-Q
         Frizalone
  *10.47 Employment Agreement dated        Incorporated by reference from
         February 12, 1997 between the     Exhibit 10.78 to the December 31,
         Company and David L. Hudson       1996 Form 10-K
  *10.48 Employment Agreement dated July   Incorporated by reference from
         1, 1997 between the Company and   Exhibit 10.5 to the September 1997
         Michael Malesardi                 10-Q
  *10.49 Employment Agreement dated        Incorporated by reference from
         August 2, 1997 between the        Exhibit 10.6 to the September 1997
         Company and Anthony Aveta         10-Q

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                      LOCATION
 -------      ----------------------                      --------
  *10.50 Employment Agreement dated         Incorporated by reference from
         August 4, 1997 between the         Exhibit 10.7 to the September 1997
         Company and Harry Hobbs            10-Q
  *10.51 Employment Agreement dated         Filed herewith
         November 17, 1997 between the
         Company and John J. Chidester
  *10.52 Employment Agreement dated         Filed herewith
         January 8, 1998 between the
         Company and William Cripe
  *10.53 Employment Agreement dated         Filed herewith
         January 18, 1998 between the
         Company and Kathleen B. Horne
  *10.54 Employment Agreement dated         Filed herewith
         February 16, 1998 between the
         Company and John Muleta
   10.55 Form of Indemnification            Incorporated by reference from
         Agreement                          Exhibit 10.21 to the May 1995
                                            Registration Statement
   10.56 Amended and Restated               Incorporated by reference from
         Registration Rights Agreement      Exhibit 10.29 to the May 1995
         dated as January 17, 1995 by and   Registration Statement
         among the Company and the
         several parties signatory
         thereto
   10.57 Registration Rights Agreement      Incorporated by reference from
         dated as of February 8, 1995 by    Exhibit 10.30 to the May 1995
         and among the Company and the      Registration Statement
         several parties signatory
         thereto
   10.58 Registration Rights Agreement      Incorporated by reference from
         dated as of June 16, 1995 among    Exhibit 10.39 to the December 1995
         the Company and Stockholders of    Registration Statement
         InterCon Systems Corporation
   10.59 Registration Rights Agreement      Incorporated by reference from
         dated as of July 11, 1995 among    Exhibit 10.40 to the December 1995
         the Company and Stockholders of    Registration Statement
         Software Ventures Corporation
   10.60 Registration Rights Agreement      Incorporated by reference from
         made as of September 19, 1996 by   Exhibit 10.1 to the September 1996
         and between the Company and The    10-Q
         Chatterjee Management Company
   10.61 Registration Rights Agreement      Incorporated by reference from
         dated as of November 11, 1997      Exhibit 10.10 to the September 1997
         between the Company and the        10-Q
         purchasers of Series B 8%
         Convertible Preferred Stock
   10.62 Registration Rights Agreement      Filed herewith
         dated as of February 25, 1998
         between the Company and IXC
         Internet Services, Inc.
   10.63 Amended and Restated Credit        Incorporated by reference from
         Agreement dated as of November     Exhibit 10.41 to the December 1995
         10, 1995 between the Company,      Registration Statement
         Software Ventures Corporation,
         InterCon Systems Corporation and
         Fleet Bank of Massachusetts,
         N.A. ("Fleet")
   10.64 Revolving Credit Note as amended   Incorporated by reference from
         and restated as of November 10,    Exhibit 10.41A to the December 1995
         1995 of the Company payable to     Registration Statement
         the order of Fleet
   10.65 Amended and Restated Security      Incorporated by reference from
         Agreement dated as of November     Exhibit 10.41B to the December 1995
         10, 1995 by and between the        Registration Statement
         Company and Fleet

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBIT                      LOCATION
 -------      ----------------------                      --------
   10.66 Amended and Restated Security      Incorporated by reference from
         Agreement dated as of November     Exhibit 10.41C to the December 1995
         10, 1995 by and between PSINet     Registration Statement
         Pipeline New York, Inc.
         ("Pipeline") and Fleet
   10.67 Amended and Restated Guaranty      Incorporated by reference from
         Agreement dated as of November     Exhibit 10.41F to the December 1995
         10, 1995 between Pipeline and      Registration Statement
         Fleet
   10.68 Pledge Agreement dated as of       Incorporated by reference from
         November 10, 1995 between the      Exhibit 10.41I to the December 1995
         Company and Fleet                  Registration Statement
   10.69 First Amendment dated as of        Incorporated by reference from
         August 13, 1996 to the Amended     Exhibit 10.3 to the June 1996 10-Q
         and Restated Credit Agreement
         between the Company and Fleet
         Bank of Massachusetts, N.A.
   10.70 Pledge Agreement dated as of       Incorporated by reference from
         October 1, 1996 between the        Exhibit 10.72 to the December 31,
         Company and Fleet                  1996 Form 10-K
   10.71 Amendment No. 1 to Pledge          Incorporated by reference from
         Agreement dated as of November     Exhibit 10.73 to the December 31,
         18, 1996 between the Company and   1996 Form 10-K
         Fleet
   10.72 Second Amendment to Amended and    Incorporated by reference from
         Restated Credit Agreement dated    Exhibit 10.79 to the December 31,
         February 1, 1997 between the       1996 Form 10-K
         Company, and Fleet
   10.73 Letter agreement dated September   Incorporated by reference from
         10, 1997 between the Company and   Exhibit 10.8 to the September 1997
         Fleet National Bank                10-Q
   10.74 Third Amendment dated January      Filed herewith
         29, 1998 to Amended and Restated
         Credit Agreement dated as of
         November 30, 1994 between the
         Company and Fleet National Bank
   10.75 Deposit Pledge Agreement dated     Filed herewith
         as of December 31, 1997, between
         the Company and Fleet National
         Bank
   10.76 Warrant to purchase 174,274        Incorporated by reference from
         shares of the Series B Preferred   Exhibit 10.37 to the May 1995
         of the Company, at an exercise     Registration Statement
         price of $1.60 per share,
         registered in the name of
         Applied Telecommunications
         Technologies, Inc. ("ATTI")
   10.77 Warrant to purchase up to 25,000   Incorporated by reference from
         shares of the Series B Preferred   Exhibit 10.39 to the May 1995
         of the Company, at an exercise     Registration Statement
         price of $1.60 per share,
         registered in the name of
         William H. Baumer
   10.78 Warrant to purchase up to 25,000   Incorporated by reference from
         shares of the Series B Preferred   Exhibit 10.40 to the May 1995
         of the Company, at an exercise     Registration Statement
         price of $1.60 per share,
         registered in the name of
         William H. Baumer
   10.79 Joint Venture Agreement dated as   See Exhibit 2.5
         of September 19, 1996 between
         the Company and Chatterjee
         Management Company

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT                      LOCATION
 -------       ----------------------                      --------
   10.80 Stock Acquisition Agreement,        See Exhibit 2.6
         dated as of February 1, 1997,
         between Ascend Communications,
         Inc., a Delaware corporation, and
         the Company, a New York
         corporation, with respect to all
         outstanding capital stock of
         InterCon Systems Corporation, a
         Delaware corporation and a
         wholly-owned subsidiary of the
         Company
   10.81 Asset Purchase Agreement dated as   See Exhibit 2.1
         of June 28, 1996 between the
         Company and MindSpring
         Enterprises, Inc.
   10.82 Amendment No. 1 to Asset Purchase   See Exhibit 2.2
         Agreement and Network Services
         Agreement entered into as of June
         28, 1996 by and between the
         Company and MindSpring
         Enterprises, Inc.
   10.83 Convertible Note dated as of June   Incorporated by reference from
         28, 1996 between the Company and    Exhibit 10.4 to the June 1996 10-Q
         MindSpring Enterprises, Inc.
   10.84 Amendment No. 2 to Asset Purchase   See Exhibit 2.3
         Agreement entered into as of
         September 1, 1996 by and between
         the Company and MindSpring
         Enterprises, Inc.
   10.85 Amendment No. 3 to Asset Purchase   See Exhibit 2.4
         Agreement and Amendment No. 1 to
         Convertible Note entered into as
         of January 24, 1997 by and
         between the Company and
         MindSpring Enterprises, Inc.
   10.86 Amendment No. 2 to Network          Incorporated by reference from
         Services Agreement entered into     Exhibit 10.75 to the December 31,
         as of January 1, 1997 by and        1996 Form 10-K
         between the Company and
         MindSpring Enterprises, Inc.
   10.87 Convertible Note of MindSpring      Incorporated by reference from
         Enterprises, Inc. in the            Exhibit 10.76 to the December 31,
         principal amount of $3,078,324      1996 Form 10-K
         due December 31, 1998
   10.88 IRU and Stock Purchase Agreement    See Exhibit 2.7
         dated as of July 22, 1997 between
         IXC Internet Services, Inc. and
         the Company Company
   10.89 First Amendment to IRU and Stock    See Exhibit 2.8
         Purchase Agreement dated as of
         July 22, 1997 between IXC
         Internet Services, Inc. and the
         Company
   10.90 Second Amendment to IRU and Stock   See Exhibit 2.9
         Purchase Agreement dated as of
         July 22, 1997 between IXC
         Internet Services, Inc. and the
         Company
   10.91 Joint Marketing and Services        Incorporated by reference from
         Agreement dated as of July 22,      Exhibit 10.1 to the June 1997 10-
         1997 between IXC Internet           Q/A/1
         Services Inc. and the Company
   10.92 Stock Purchase Agreement dated as   Incorporated by reference from
         of November 11, 1997 between the    Exhibit 10.9 to the September 1997
         Company and the Purchasers of       10-Q
         Series B 8% Convertible Preferred
         Stock
   10.93 Agreement dated as of November      See Exhibit 2.10
         10, 1997 between iSTAR Internet
         Inc. and the Company

 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT                            LOCATION
 -------             ----------------------                            --------
   10.94 Pre-Acquisition Agreement between the Company    See Exhibit 2.11
         and iSTAR internet inc., dated December 23,
         1997
   10.95 Security Agreement and Assignment dated as of    Filed herewith
         February 25, 1998 between the Company and IXC
         Internet Services, Inc.
   10.96 Collocation and Interconnection Agreement        Filed herewith
         between the Company and IXC Internet Services,
         Inc.
   11.1  Calculation of Basic and Diluted Loss Per        Filed herewith
         Share and Weighted Average Shares for the Year
         Ended December 31, 1997
   11.2  Calculation of Basic and Diluted Loss Per        Filed herewith
         Share and Weighted Average Shares for the Year
         Ended December 31, 1996
   11.3  Calculation of Basic and Diluted Loss Per        Filed herewith
         Share and Weighted Average Shares for the Year
         Ended December 31, 1995
   21    Subsidiaries of the Company                      Filed herewith
   23    Consent of Price Waterhouse LLP                  Filed herewith
 **27    Financial Data Schedule

--------
 * Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(a)(3).
** Not deemed filed for purposes of Section 11 of the Securities Act of 1933,
   Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.