Form 10-Q
period 1998-03-31
PSINET INC
filed 1998-05-15
CIK 940716

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


       COMMON STOCK, $.01 PAR VALUE  51,069,663 SHARES AS OF MAY 1, 1998

 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                   The Index of Exhibits appears on page 21.

================================================================================

                                  PSINET INC.

                               TABLE OF CONTENTS


                                                                                     Page
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements:
           Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.......3

           Consolidated Statements of Operations for the three months ended
              March 31, 1998 and March 31, 1997.........................................4

           Consolidated Statements of Cash Flows for the three months ended
              March 31, 1998 and March 31, 1997.........................................5

           Notes to Consolidated Financial Statements...................................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................9

PART II.  OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds...................................17

   Item 4. Submission of Matters to a Vote of Security Holders.........................17

   Item 6. Exhibits and Reports on Form 8-K............................................18


 Signatures............................................................................20

 Exhibit Index.........................................................................21

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 1998           December 31, 1997
                                                                ------------------        ------------------
                                                                   (Unaudited)                (Audited)
                                                                         (In thousands of U.S. dollars)
                            ASSETS
Current assets:
         Cash and cash equivalents                                       $ 27,143                  $ 33,322
         Restricted cash and short-term investments                         6,435                    20,690
         Short-term investments                                             5,849                         -
         Accounts receivable, net                                          18,894                    11,022
         Notes receivable                                                   7,209                     7,224
         Prepaid expenses                                                   2,412                     1,478
         Other current assets                                               5,609                     5,162
                                                                ------------------        ------------------
              Total current assets                                         73,551                    78,898

Property and equipment, net                                               135,591                    95,619
Goodwill and other intangibles, net                                        20,099                     4,675
Other assets and deferred charges                                           4,063                     6,989
                                                                ------------------        ------------------
              Total assets                                              $ 233,304                 $ 186,181
                                                                ==================        ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
         Lines of credit                                                  $ 3,818                   $ 5,648
         Current portion of long-term debt                                 43,434                    33,985
         Trade accounts payable                                            41,321                    25,031
         Accrued payroll and related expenses                               4,208                     4,636
         Other accounts payable and accrued liabilities                     7,915                     2,382
         Deferred revenue                                                   7,756                     5,944
                                                                ------------------        ------------------
             Total current liabilities                                    108,452                    77,626

  Long-term debt                                                           74,676                    33,820
  Other liabilities                                                         1,750                     1,306
                                                                ------------------        ------------------
             Total liabilities                                            184,878                   112,752
                                                                ------------------        ------------------

  Shareholders' equity:
         Preferred stock                                                        -                         -
         Convertible preferred stock                                       28,315                    28,135
         Common stock                                                         511                       406
         Capital in excess of par value                                   396,753                   210,162
         Accumulated deficit                                             (192,503)                 (162,649)
         Treasury stock                                                    (2,005)                   (2,005)
         Accumulated other comprehensive income                             3,330                      (620)
         Bandwidth asset to be delivered under IRU agreement             (185,975)                        -
                                                                ------------------        ------------------
              Total shareholders' equity                                   48,426                    73,429
                                                                ------------------        ------------------

              Total liabilities and shareholders' equity                $ 233,304                 $ 186,181
                                                                ==================        ==================

   The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three Months Ended March 31,
                                                                       -------------------------------------------
                                                                          1998                           1997
                                                                       -----------                    ------------
                                                              (In thousands of U.S. dollars, except per share amounts)
                                                                                      (Unaudited)

Revenue                                                                  $ 44,469                        $ 25,639

Operating costs and expenses:
         Data communications and operations                                36,666                          20,968
         Sales and marketing                                               10,732                           6,002
         General and administrative                                         7,585                           5,481
         Depreciation and amortization                                      9,465                           8,034
         Charge for acquired in-process research and development            7,000                               -
                                                                       -----------                    ------------

              Total operating costs and expenses                           71,448                          40,485
                                                                       -----------                    ------------

Loss from operations                                                      (26,979)                        (14,846)

Interest expense                                                           (2,579)                         (1,350)
Interest income                                                               585                             775
Other income (expense)                                                        (99)                            (25)
Gain on sale of subsidiary                                                      -                           5,701
                                                                       -----------                    ------------

Loss before income taxes                                                  (29,072)                         (9,745)
Income tax benefit                                                              -                             476
                                                                       -----------                    ------------

Net loss                                                                  (29,072)                         (9,269)

Return to preferred shareholders                                             (782)                              -
                                                                       -----------                    ------------

Net loss to common shareholders                                         $ (29,854)                       $ (9,269)
                                                                       ===========                    ============

Basic and diluted loss per share                                          $ (0.67)                        $ (0.23)
                                                                       ===========                    ============

Shares used in computing basic and diluted loss per share (thousands)      44,596                          40,158
                                                                       ===========                    ============


  The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended March 31,
                                                                             -------------------------------
                                                                                 1998               1997
                                                                             -------------       -----------
                                                                            (In thousands of U.S. dollars)
                                                                                      (Unaudited)

Net cash used in operating activities                                            $ (9,970)         $ (9,495)
                                                                             -------------       -----------

Cash flows from investing activities:
         Purchases of property and equipment, net                                  (6,196)           (2,678)
         Purchase of short-term investments
              and marketable securities                                            (2,205)                -
         Investments in certain businesses, net of cash acquired                  (15,971)                -
         Net proceeds from sale of subsidiary                                           -            20,353
         Restricted cash and short-term investments                                14,255                 -
         Other, net                                                                   195                19
                                                                             -------------       -----------
                 Net cash (used in) provided by investing activities               (9,922)           17,694
                                                                             -------------       -----------

Cash flows from financing activities:
         Net payments on lines of credit                                           (1,828)                -
         Proceeds from issuance of notes payable                                   25,000                 -
         Repayments of notes payable                                               (1,712)           (1,591)
         Principal payments under capital lease obligations                        (7,623)           (4,241)
         Dividends paid to preferred shareholders                                    (940)                -
         Other, net                                                                   720                92
                                                                             -------------       -----------
                 Net cash provided by (used in) financing activities               13,617            (5,740)
                                                                             -------------       -----------

Effect of exchange rate changes on cash                                                96                 -

Net (decrease) increase in cash and cash equivalents                               (6,179)            2,459
Cash and cash equivalents, beginning of period                                     33,322            52,695
                                                                             -------------       -----------
Cash and cash equivalents, end of period                                         $ 27,143          $ 55,154
                                                                             =============       ===========


  The accompanying notes are an integral part of these financial statements.

                                  PSINET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note l - Basis of Presentation

  These consolidated financial statements for the three months ended March 31, 1998 and 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended December 31, 1997 included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1998.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Note 2  Summary of Significant Accounting Policies

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income, as defined, and its components. Accumulated other comprehensive income is reported in the consolidated balance sheets and includes unrealized gain on investments and cumulative foreign currency translation adjustment. Total comprehensive income was $(25.1) million and $(9.3) million for the three month periods ended March 31, 1998 and 1997, respectively.

  The Company classifies certain of its investment holdings in equity securities as available-for-sale and reports such investments at fair value, with unrealized gains and losses included in shareholders' equity as a component of accumulated other comprehensive income. During the three month period ended March 31, 1998, the Company purchased equity securities by exercising a warrant. At March 31, 1998 such investment had an unrealized gain of $3.6 million.

Note 3 - Long-Term Debt

  During the three months ended March 31, 1998, the Company incurred capital lease obligations of $30.9 million upon the execution of leases for new equipment and other fixed assets.

  At March 31, 1998, the aggregate unused portion under the Company's various financing arrangements for purchases of equipment and other fixed assets was $28.6 million. The aggregate unused portion of the Company's operating lines of credit was $0.1 million.

  On April 13, 1998, the Company completed its offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005. The notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The net proceeds of the offering, after deducting discounts and commissions and expenses payable by the Company, were approximately $580.8 million.

                                  PSINET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 3 - Long-Term Debt (continued)

The Company was required to deposit $138.7 million of such proceeds net proceeds into an escrow account to be invested in restricted short-term investments to fund when due the first five semi-annual interest payments. The Company expects to use the net proceeds to repay certain indebtedness, for capital expenditures, acquisitions and other working capital needs.

Note 4  Strategic Alliances and Acquisitions

Strategic Alliance with IXC Internet Services, Inc.
---------------------------------------------------

  On February 25, 1998, the Company acquired from IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., 20-year noncancellable indefeasible rights of use ("IRUs") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for 10,229,789 shares of common stock of the Company (the "IXC Initial Shares") pursuant to an IRU and Stock Purchase Agreement dated as of July 22, 1997 between the Company and IXC, as amended (the "IRU Purchase Agreement"). The issuance of the IXC Initial Shares was recorded at $7.6875 per share (the last reported quoted market price of the Company's common stock on the date of the closing). Such amount equaled $78,642,000. If the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is less than $240,000,000 at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the PSINet IRUs or February 25, 2002 (the "Determination Date"), the Company will be obligated to provide IXC with additional shares of its common stock, or at the sole option of the Company, cash or a combination thereof equal to the shortfall (the "Contingent Payment Obligation"). The Company has the right to accelerate the Contingent Payment Obligation to any date (the "Acceleration Date") prior to the Determination Date. In addition, the right of IXC to receive additional shares of common stock and/or cash pursuant to the Contingent Payment Obligation will terminate on such date as the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is equal to or greater than $240,000,000. At May 1, 1998, the IXC Initial Shares had an aggregate market value of $141,304,075 based on the closing market price per share of the Company's common stock on such date of $13.813.

  The Contingent Payment Obligation was recorded as capital in excess of par value based on its fair value of $107,333,000. The fair value of the Contingent Payment Obligation was determined utilizing a Black-Scholes valuation model using an assumed term of four years, the closing market price per share of the common stock on the date of the closing ($7.6875), an exercise price of $23.46 (which is the price per share required in order for the calculation of the IXC Initial Shares to result in a value equal to $240,000,000), expected volatility of 76% and an interest rate of 11%. The amount recorded for the fair value of the Contingent Payment Obligation could be adjusted upward in a future period under certain circumstances.

  The amount representing the aggregate of the fair value of the IXC Initial Shares and the Contingent Payment Obligation, $185,975,000, has been recorded as an offset to shareholders' equity similar to a stock subscription receivable. Such amount will be reduced, and a long-term asset relating to the PSINet IRUs will be recorded, as each bandwidth unit corresponding to the PSINet IRUs is accepted by the Company. The Company expects to amortize the capitalized amount of the asset relating to the PSINet IRUs ratably over the 20-year period during which the Company has the right to utilize the bandwidth corresponding to the PSINet IRUs.

  The bandwidth corresponding to the PSINet IRUs is contemplated to be delivered to the Company (to the extent then available) in specified minimum increments every six months during the two year period

                                  PSINET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 4  Strategic Alliances and Acquisitions (continued)

following the closing. At March 31, 1998, the Company had not taken delivery on any of the bandwidth. The Company expects to incur on an annual basis approximately $1,150,000 in operations and maintenance fees with respect to the PSINet IRUs for each 1,000 equivalent route miles of OC-48 bandwidth accepted under the agreement. The IRU Purchase Agreement permits the Company to use the bandwidth acquired from IXC for any purpose in connection with the provision of Internet services and at a rate of DS-3 or less for non-Internet telecommunications transport, but restricts the Company from using such bandwidth to deliver any private line or long distance switched telephone services (based on non-Internet telephone switching technologies) to any third party. The Company also signed a long-term non-exclusive joint marketing and services agreement with IXC pursuant to which each party is entitled to market the products and services of the other.

iSTAR internet inc.
-------------------

  In February 1998, the Company acquired approximately 80% of the outstanding common shares of iSTAR internet inc. ("iSTAR"), one of the leading Canadian providers of Internet services and solutions for businesses, institutions and individuals, pursuant to a January 6, 1998 offer to purchase all of the outstanding common shares of iSTAR for cash consideration of Cdn. $0.75 (U.S. $0.52) per share. The cost of the shares acquired, including transaction costs, was $13,550,000. The acquisition was accounted for as a purchase business combination. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the acquisition date, and the results of operations of iSTAR are included in the Company's financial statements from the date of acquisition. In connection with the allocation of the purchase price, the Company recorded a charge for acquired in-process research and development of $7,000,000. The excess of cost over fair value of the net assets acquired was $8,265,000, which is being amortized over ten years.

  On January 29, 1998, the Company obtained a $20,000,000 acquisition credit facility from a bank to finance this transaction. This acquisition credit facility was repaid in April 1998 using a portion of the net proceeds of the Company's offering of the 10% Senior Notes.

  The following presents the Company's unaudited pro forma consolidated income statement data for the three months ended March 31, 1998 and 1997, as if the iSTAR acquisition had occurred at the beginning of the periods presented. The pro forma data are not intended to reflect the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of the periods presented.


                                          Three Months Ended
                                 ------------------------------------

                                    March 31, 1998     March 31, 1997
                                    --------------     --------------

                         (in thousands of U.S. dollars, except per share data)

     Revenue                              $ 46,500        $ 32,360
     Net loss                             $(37,587)       $(24,897)

     Basic and diluted loss per share     $  (0.84)       $  (0.62)


Internet Prolink S.A.
---------------------

  In January 1998, the Company acquired all of the issued and outstanding shares of common stock of Internet Prolink S.A. ("Iprolink"), an Internet service provider in Switzerland, for approximately $3,500,000 in cash. This transaction was accounted for as a purchase business combination and, accordingly, the results of operations are included in the Company's financial statements from the date of acquisition. The excess of cost over the fair value of the net assets acquired is being amortized over ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and associated Notes thereto and the audited Consolidated Financial Statements, the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of and for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements.
Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Exhibit 99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.

GENERAL

  PSINet is a leading global facilities-based provider of Internet access services and related products to businesses. The Company provides dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in nine of the 20 largest international telecommunications markets. The Company also offers Internet protocol ("IP")-based value-added services and products to businesses, including corporate intranets, Web hosting and collocation, remote user access, multi-currency electronic commerce and security services, that enable businesses to maximize utilization of their corporate networks and the Internet. Additionally, the Company provides network backbone services to other telecommunications carriers and Internet service providers ("ISPs") to further exploit its network capacity. To meet the growing data communications needs of its customers, the Company seeks to continually expand and enhance its network infrastructure. At March 31, 1998, the Company served 33,300 business accounts, including 61 ISPs, and connected to more than 400 points of presence ("POPs") in ten countries throughout North America, Asia and Europe.

  The Company owns and operates a technologically advanced, high-speed data communications network with over 230 POPs located in the U.S. and over 170 POPs located internationally. Since the commencement of the Company's operations in 1989, the Company has undertaken an extensive program of developing and expanding its data communications network. In connection with this program, the Company has made significant investments in telecommunications circuits and equipment to produce a multi-layered, geographically dispersed, Asynchronous Transfer Mode ("ATM"), Integrated Services Digital Network ("ISDN"), and Switched Multimegabit Data Service ("SMDS") compatible frame relay network specially designed to optimize Internet traffic. The Company also continues to expand its sales and marketing, customer support, network operations and field services commitments in support of the expansion of its customer base. These expansion efforts have caused the Company to experience fluctuations in expenses from time to time, both in absolute terms and as a percentage of revenue. The nature and amount of these expenses may continue to fluctuate over time as the Company continues its growth.

ISSUANCE OF SENIOR NOTES

  On April 13, 1998, the Company completed its offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005, Series A (the "Initial Notes"). The Initial Notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act. On May 8, 1998, the Company commenced an offer to exchange up to an aggregate principal amount of $600.0 million of its new 10% Senior Notes due 2005, Series B (the "Exchange Notes" and, together with the Initial Notes, the "Notes"), which have been registered under the Securities Act, for the outstanding Initial Notes, which have not been registered under the Securities Act. The Exchange Notes will evidence the same debt as the Initial Notes (which they replace) and will be issued under, and be entitled to the benefits of, the Indenture dated as of April 13, 1998 between the Company and Wilmington Trust Company, as Trustee, which governs both the Initial Notes and the Exchange Notes.

  The Notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company.

  The Notes will mature on February 15, 2005. Interest on the Notes will be payable semi-annually on August 15 and February 15 of each year, commencing August 15, 1998. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after February 15 of 2002, 2003 and 2004 at 105%, 102% and 100% of the principal amount thereof, respectively, in each case, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain public equity offerings or the sale of stock to one or more strategic investors, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after such redemption. Upon the occurrence of certain change of control events, the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

  The net proceeds of the offering of the Initial Notes, after deducting discounts and commissions and expenses payable by the Company, were approximately $580.8 million. Concurrently with the closing of the offering, the Company deposited $138.7 million of such net proceeds into an escrow account, which, together with the proceeds of the investment thereof, will be sufficient to pay when due the first five semi-annual interest payments on the Notes. Of the remaining net proceeds of the offering, $20.0 million was used to repay certain indebtedness incurred to finance the Company's acquisition of iSTAR and the balance is expected to be used to finance capital expenditures (including, without limitation, facilities and equipment in connection with the development and expansion of the Company's domestic and international network) and working capital requirements (including, without limitation, debt service obligations) of the Company. In addition, a portion of the net proceeds is expected to be used to make strategic investments in or acquisitions of businesses or assets related or complementary to the Company's existing business.

INTERNATIONAL OPERATIONS

  The Company currently has operations in nine international telecommunications markets including Canada, the United Kingdom, France, Switzerland, Germany, The Netherlands, Belgium, Italy and Japan.

  In February 1998, the Company acquired approximately 80% of the outstanding common shares of iSTAR, one of the leading Canadian providers of Internet services and solutions for businesses, institutions and individuals, pursuant to a January 6, 1998 offer to purchase all of the outstanding common shares of iSTAR for cash consideration of Cdn. $0.75 (U.S. $0.52) per share. The cost of the shares acquired, including transaction costs, was $13.6 million. The acquisition was accounted for as a purchase business combination. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the acquisition date, and the results of operations of iSTAR are included in the Company's financial statements from the date of acquisition. In connection with the iSTAR acquisition, the Company commissioned an independent valuation to allocate the Company's total basis in iSTAR to the underlying tangible and intangible assets. Such valuation resulted in the assignment of $7.0 million to acquired in-process research and development, which was expensed in the first quarter of 1998. The Company presently is seeking approval of iSTAR's shareholders to increase its ownership interest in iSTAR to 100%. The Company has sufficient voting power in iSTAR stock to obtain such approval, subject to certain rights of contestation of iSTAR's shareholders and other interested parties. The Company estimates that the cost of increasing its ownership interest in iSTAR will be approximately $3.1 million plus transaction expenses.

  In January 1998, the Company acquired Iprolink, an Internet service provider in Switzerland, for approximately $3.5 million in cash.

  As a result of the foregoing, the Company's revenue from international operations was $12.6 million for the three months ended March 31, 1998 (28.4% of consolidated revenue), an increase of 350% from the $2.8 million (10.8% of consolidated revenue) generated in the three months ended March 31, 1997.

The increase was due both to the effect of these acquisitions and to an increase in the number of customer accounts.

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

  Revenue. Revenue is derived primarily from the sale of Internet access and related services to businesses. Revenue increased by 73.4% to $44.5 million for the three months ended March 31, 1998, from $25.6 million for the three months ended March 31, 1997. The increase was attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new customer account and an increase in sales by the Company's international subsidiaries. The growth was driven by an expansion of the Company's sales force, by greater public awareness and utilization of the Internet, and by the acquisition of ISP businesses.

  The Company's customer account base increased by 59.3% to 33,300 business customers at March 31, 1998, including 61 ISPs, from 20,900 business customers, including 33 ISPs, at March 31, 1997.

  Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $36.7 million (82.5% of revenue) for the three months ended March 31, 1998, an increase of $15.7 million from $21.0 million (81.8% of revenue) for the three months ended March 31, 1997. The increase in expenses related principally to increases in (i) leased long distance, dedicated customer and dial-up circuit costs, (ii) expenditures for additional primary rate interfaces ("PRIs") to support the growth of the Company's Carrier and ISP Services business, and (iii) personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff including through acquisitions. Circuit costs relating to the Company's new and expanded POPs and PRIs generally are incurred by the Company in advance of anticipated growth in the Company's customer base. Although the Company expects that data communications and operations expenses will continue to increase as the Company's customer base grows, it anticipates that such expenses will decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, the Company anticipates that costs for data communications and operations as a percentage of revenue will decrease as the Company accepts delivery of bandwidth from IXC and, in connection therewith, substitutes this bandwidth for leased circuit arrangements with IXC as well as with other telecommunications carriers.

  Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $10.7 million (24.1% of revenue) for the three months ended March 31, 1998, an increase of $4.7 million from $6.0 million (23.4% of revenue) for the three months ended March 31, 1997. The increase resulted principally from costs related to a branding and advertising campaign. All advertising and marketing costs are expensed in the period incurred. The Company expects that as a result of continued emphasis on expanding all of its lines of business and increasing its business customer base, sales and marketing expenses will continue to grow, primarily with respect to marketing personnel costs and advertising, but are expected to remain constant or decrease as a percentage of revenue.

  General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $7.6 million (17.1% of revenue) for the three months ended March 31, 1998, an increase of $2.1 million from $5.5 million (21.4% of revenue) for the three months ended March 31, 1997. The increase resulted from the addition of management staff and related operating expenses across the organization, including in conjunction with the Company's expansion outside of the United States, and increases in the provision for doubtful accounts receivable associated with the growth in revenue.

  Depreciation and Amortization. Depreciation and amortization costs were $9.5 million (21.3% of revenue) for the three months ended March 31, 1998, an increase of $1.5 million from $8.0 million

(31.3% of revenue) for the three months ended March 31, 1997. Depreciation costs increased due to additional capital expenditures associated with network infrastructure enhancements but decreased as a percentage of revenue. The Company anticipates that as the Company accepts delivery of bandwidth from IXC, and as the operations and assets of companies recently acquired are integrated with existing operations, the Company's depreciation and amortization expenses will increase significantly.

  Acquired In-Process Research and Development. The results for the three months ended March 31, 1998 include a $7.0 million charge (15.7% of revenue) for acquired in-process research and development related to the iSTAR acquisition. The charge is based upon an independent purchase price allocation that included a valuation of the technology acquired, which is in the development stage but is not yet technologically feasible.

  Interest Expense. Interest expense was $2.6 million for the three months ended March 31, 1998, an increase of $1.2 million from $1.4 million for the three months ended March 31, 1997. The increase was principally due to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements. As a result of the Company's recent issuance of $600.0 million aggregate principal amount of Notes, the Company's interest expense will increase significantly in future quarters. See "--Issuance of Senior Notes" and "Risk Factors--Substantial Indebtedness; Ability to Service Debt."

  Interest Income. Interest income was $0.6 million for the three months ended March 31, 1998, a decrease of $0.2 million from $0.8 million for the three months ended March 31, 1997. The decrease was principally due to a reduction in the amount of cash and short-term, interest-bearing investments held by the Company. The net proceeds of the Company's recently completed offering of Notes will be invested in U.S. Government securities, A-1/P-1 rated certificates of deposit or A-1/P-1 rated commercial paper until such time as the proceeds are used for other purposes. Accordingly, the Company's interest income will increase significantly in future quarters. See "--Issuance of Senior Notes."

  Gain on Sale of Subsidiary. The gain on the sale of subsidiary of $5.7 million in 1997 relates to the sale in the first quarter of 1997 of the Company's software subsidiary.

  Net Loss to Common Shareholders and Loss per Share. As a result of the factors discussed above, the Company's net loss to common shareholders for the three months ended March 31, 1998 was $29.9 million (67.1% of revenue), or $0.67 basic and diluted loss per share, a $20.6 million increase from a net loss for the three months ended March 31, 1997 of $9.3 million (36.2% of revenue), or $0.23 basic and diluted loss per share. The return to preferred shareholders, which comprises the dividends with respect to the Company's Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") and accretion of the related conversion premium on the Series B Preferred Stock, is subtracted from net loss in determining the net loss to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

  The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from vendors, financial institutions and other third parties and through the issuance of equity securities.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  Cash flows used in operating activities were $10.0 million and $9.5 million for the three months ended March 31, 1998 and 1997, respectively. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

  Cash flows used in investing activities for the three months ended March 31, 1998 were $9.9 million and cash flows provided by investing activities for the three months ended March 31, 1997 were $17.7 million. The expansion of the Company's network resulted in capital expenditures of $37.2 million and

$10.8 million for the three months ended March 31, 1998 and 1997, respectively (which included capital expenditures financed under equipment financing agreements aggregating $30.9 million and $8.1 million, respectively). Cash flows provided by investing activities for the three months ended March 31, 1997 benefited from the Company's sale in February 1997 of its software subsidiary for cash consideration of $12.0 million and the receipt of $8.5 million as repayment of intercompany debt owed by the subsidiary to the Company.

  Cash flows provided by financing activities were $13.6 million and cash flows used in financing activities were $5.7 million for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998 and 1997, the Company made repayments aggregating $9.3 million and $5.8 million, respectively, on its financing facilities.

  As of March 31, 1998, the Company had $39.4 million of cash, cash equivalents, restricted cash and short-term investments. As of May 1, 1998, after giving effect to the proceeds received from the Company's recently completed offering of Notes, the Company had $574.9 million of cash, cash equivalents, restricted cash and short-term investments. See "--Issuance of Senior Notes."

CAPITAL STRUCTURE

  The Company's capital structure consists of lines of credit, capital lease obligations and notes payable (including the Notes), preferred stock and common stock.

  Total borrowings at March 31, 1998 were $121.9 million, which included $3.8 million under operating lines of credit and $118.1 million under capital lease obligations and notes payable. The Company also had $1.1 million of letters of credit outstanding as of March 31, 1998. As of that date, the aggregate unused portion under the Company's various financing arrangements for purchases of equipment and other fixed assets was $28.6 million. The aggregate unused portion of the Company's operating lines of credit as of March 31, 1998, (some of which are subject to a borrowing base formula) was $0.1 million. As of May 1, 1998, after giving effect to the Company's recently completed offering of the Notes, total borrowings were $697.2 million.

  The Company's bank financing arrangements in the United States, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants such as those relating to liquidity, tangible net worth, EBITDA, leverage and debt and the repurchase of capital stock of the Company without the lender's consent. The Company was in compliance with all such covenants at March 31, 1998. The Company is required to maintain: a ratio of consolidated cash and accounts receivable to debt of at least 0.9 to
1.0 for the quarters ending June 30, 1998 and September 30, 1998 and of at least
1.0 to 1.0 for each fiscal quarter thereafter; for the quarter June 30, 1998, consolidated tangible net worth of at least $20.0 million plus 80% of all positive net income earned after March 31, 1998 plus 50% of the cumulative net tangible proceeds of the sale of capital stock after March 31, 1998, excluding the proceeds of the sale of Series B Preferred Stock completed on November 10, 1997; EBITDA of not less than negative $5.0 million, and positive $4.0 million for the fiscal quarters June 30, 1998, and September 30, 1998, respectively; a ratio of consolidated total liabilities (other than deferred service contract revenue and the Contingent Payment Obligation to IXC) to tangible net worth of no more than 1.75 to 1.0 and 1.50 to 1.0 for the quarters ending June 30, 1998, and September 30, 1998, respectively, and a ratio of EBITDA to consolidated debt service payments (exclusive of any interest accreting in respect of the Company's Contingent Payment Obligation to IXC) in respect of any fiscal quarter commencing with the quarter ending December 31, 1998 of at least 1.25 to 1.0.

  The Indenture governing the Notes contains certain financial covenants with which the Company must comply relating to, among other things, the following matters: (i) limitation on the Company's payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding certain permitted payments and investments; (ii) limitation on the Company's and its subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, the Company's ratio of debt to annualized operating cash flow would be at least 6.0 to 1.0 prior to April 1, 2001 or at least 5.5 to
1.0 on or after April 1, 2001, excluding certain permitted incurrences of debt;
(iii) limitation on the Company's and its subsidiaries' incurrence of liens, unless the Notes are secured equally and ratably with the obligation or liability secured by such lien, excluding certain permitted liens;
(iv) limitation on the ability of any subsidiary of the Company to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on its capital stock, payment of indebtedness owed to the Company or any other subsidiary, making of investments in the Company or any other subsidiary, or transfer of any properties or assets to the Company or any other subsidiary, excluding certain permitted encumbrances and restrictions; (v) limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; (vi) limitation on certain transactions with affiliates of the Company; (vii) limitation on the ability of any subsidiary of the Company to guarantee or otherwise become liable with respect to any indebtedness of the Company unless such subsidiary provides for a guarantee of the Notes on the same terms as the guarantee of such indebtedness;
(viii) limitation on certain sale and leaseback transactions by the Company or its subsidiaries; (ix) limitation on certain issuances and sales of capital stock of subsidiaries of the Company; and (x) limitation on the ability of the Company or its subsidiaries to engage in any business not substantially related to a telecommunications business.

  In November 1997, the Company completed a private placement of 600,000 shares of its Series B Preferred Stock for gross proceeds of $30.0 million. Each share of Series B Preferred Stock has a stated value of $50.00 per share. The Series B Preferred Stock accrues dividends at an annual rate of 8%, payable quarterly in cash or, at the Company's option, the Company's Series B Preferred Stock. The Series B Preferred Stock is convertible into a number of shares of the Company's common stock equal to the stated value of the Series B Preferred Stock at a conversion price of $10 per share of common stock during the first year. If the stock price were to drop below $10 at the end of the first and second anniversary dates, the conversion price would be reset to the stock's then current market value. At the third anniversary date, the conversion price may be reset, under certain circumstances, to 95% of the stock's then current market value. To reflect the nature of the conversion rights, preferred stock has been reduced by $1,500,000 with a corresponding increase to capital in excess of par value. The Series B Preferred Stock may be redeemed, at the Company's option, under certain circumstances commencing on the third anniversary of original issuance. So long as any Series B Preferred Stock remains outstanding, except for any payment which may be made pursuant to the IRU Purchase Agreement, neither the Company nor any subsidiary will (i) redeem, purchase or otherwise acquire directly or indirectly any common stock or other junior securities, (ii) directly or indirectly pay or declare any dividend or make any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights under the Company's shareholder rights plan) upon, nor will any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights pursuant to the rights plan) be made in respect of, any common stock or other junior securities, or (iii) set aside any funds for or apply any funds to the purchase, redemption or acquisition (through a sinking fund or otherwise) of any common stock or other junior securities (other than pursuant to the rights plan); provided, however, that the Company may redeem, purchase or otherwise acquire and set aside funds for and apply funds to the purchase, redemption or acquisition of common stock or other junior securities (a) for up to an aggregate amount not to exceed, at any point in time the sum of: (i) $10 million plus (ii) an amount equal to 100% of the aggregate net cash proceeds received by the Company after November 10, 1997 from the issuance of common stock or other junior securities or debt securities that have been converted into common stock or other junior securities plus (iii) an amount equal to 50% of the Company's cumulative consolidated positive earnings before interest, taxes, depreciation and amortization as reported by the Company in respect of each fiscal quarter of the Company commencing with the fiscal quarter that ended December 31, 1997 or (b) pursuant to a right of first offer granted to the Company to purchase shares of common stock held by IXC under certain circumstances pursuant to the IRU Purchase Agreement, provided that immediately after giving effect thereto, the Company's consolidated shareholders' equity will not be less than $20 million.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

  As of March 31, 1998, the Company had commitments to certain telecommunications vendors totaling $28.8 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities and, as of March 31, 1998, the Company was obligated to make future minimum lease payments of $37.6 million on non-cancellable operating leases expiring in various years through 2005. The Company is obligated, under the terms of one of its Carrier and ISP Services agreements, to provide the ISP customer with a rental facility of up to $5.0 million for telecommunications equipment owned or leased by the Company and deployed in the customer's network. At March 31, 1998, the Company had provided $1.4 million of equipment under this facility.

  In February 1998, the Company completed the acquisition of approximately 80% of the outstanding shares of iSTAR. The Company presently is seeking approval of iSTAR's shareholders to increase its ownership interest in iSTAR to 100%. The Company has sufficient voting power in iSTAR stock to obtain such approval, subject to certain rights of contestation of iSTAR's shareholders and other interested parties. The Company estimates that the cost of increasing its ownership interest in iSTAR will be approximately $3.1 million plus transaction costs.

  In order to take full advantage of the bandwidth acquired from IXC, in addition to other planned capital expenditures, the Company expects to incur capital expenditures through the end of the year 2000 of up to $95 million. Such capital expenditures are expected to be incurred in the deployment of high activity POPs throughout the United States designed and located with the objective of optimizing the efficient use of the bandwidth. These POPs are expected to contain switching, routing and modem equipment, together with any computing equipment as may be necessary to address the increase in customer demand anticipated as a result of the enhanced capacity provided by the PSINet IRUs. In addition, the Company expects to incur on an annual basis $1.15 million in operation and maintenance fees for each 1,000 equivalent route miles of OC-48 bandwidth accepted from IXC. Other planned capital expenditures expected to be incurred by the Company over the next four years include up to $35 million in connection with the Company's anticipated buildout of its international Internet network and a network operations center in Switzerland. In connection with the buildout of its international network, the Company has recently entered into agreements to acquire IRUs in certain transatlantic fiber optic bandwidth between the United States, the United Kingdom and Europe, for which it has secured financing.

  The Company presently believes, based on the flexibility it expects to have in the timing of its orders of bandwidth corresponding to the PSINet IRUs, in outfitting its POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of its anticipated buildout of its international Internet network, that it will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to the Company's then existing financing capabilities, market conditions, competition and other factors. Accordingly, the Company believes that working capital generated from the use of bandwidth corresponding to the PSINet IRUs, together with other working capital from operations, from existing credit facilities, from capital lease financings, the proceeds of the Notes offering and from future equity or debt financings (which the Company presently expects to be able to obtain when needed), will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of its operations. There can be no assurance, however, that the Company will have access to sufficient additional capital and/or financing on satisfactory terms to enable it to meet its capital expenditure and working capital requirements. See "Risk Factors Need--for Additional Capital to Finance Growth and Capital Requirements."

   As more fully described in "Notes to Consolidated Financial Statements (Note Strategic Alliances and Acquisitions--Strategic Alliance with IXC Internet Services, Inc.)," the Company could be obligated in accordance with the Contingent Payment Obligation to provide IXC with additional shares of the Company's common stock and/or cash, at the Company's sole option, as of the Determination Date or the Acceleration Date, as applicable. In the event the Contingent Payment Obligation to IXC becomes payable, the Company presently believes that, because it may be satisfied by the Company, at its sole option, by delivery of additional shares of common stock or cash or a combination thereof, the Company will have sufficient flexibility to satisfy the Contingent Payment Obligation. There can be no assurance, however, that satisfaction of the Contingent Payment Obligation will not have a material adverse effect on the Company. See "Risk Factors--Risks Associated with Strategic Alliance with IXC."

  On May 11, 1998, the Company announced the acquisition of rights to use 18 dark fiber optic strands covering the New York City metropolitan area, the route between New York and Washington, and the Washington, D.C. metropolitan area. The dark fiber in the New York to Washington corridor includes multiple drop-off locations in the major cities that are on the route. The acquisition agreement provides for a commitment by the supplier to deliver the dark fiber during 1998. PSINet's rights in these fibers are for 20 years. The fiber will be fully integrated with the OC-48 bandwidth corresponding to the PSINet IRUs acquired from IXC in February 1998 and a 12,000 mile transatlantic STM-1 fiber IRU acquired in March 1998.

  The recently acquired New York to Washington fiber route, together with the optronics and other equipment required to light and utilize the fiber over the next several years, is expected to cost a total of approximately $45.0 million. The Company is in the process of selecting vendors to supply the necessary equipment. A portion of the net proceeds from the Company's recently completed Notes offering will be used to pay for the acquisition and related equipment.

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

YEAR 2000 DATA CONVERSION

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

PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

    On December 17, 1997 and March 26, 1998, the Company issued 722 and 721 shares, respectively, of its common stock to employees of the Company pursuant to an exercise of options held by each such employee for aggregate consideration of $100. The issuances of common stock in each of these transactions described were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In each such transaction, the recipient of the securities had adequate access to information regarding the Company and appropriate legends regarding the restricted nature of such securities (within the meaning of Rule 144(a)(3) under the Securities Act) were affixed to the certificate representing such securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Shareholders of the Company was held on January 23, 1998 (the "Special Meeting").

(c) The matters voted upon at the Special Meeting and the results of the voting as to each such matter are set forth below:

     (i) A proposal to approve the issuance to IXC Internet Services, Inc. ("IXC") of shares of common stock in excess of 20% of the number of shares of common stock outstanding before such issuance (consisting of a minimum of 10,165,779 shares at the closing and, if the fair market value of such shares as of the earlier of (i) the first anniversary of the date on which 100% of the PSINet IRUs is accepted by the Company or (ii) the fourth anniversary of the closing is not equal or greater than $240 million, such number of additional shares of common stock as the Company may determine to issue to satisfy all or any portion of the shortfall, to the extent it elects not to pay cash therefor), in connection with the acquisition by the Company of certain noncancellable indefeasible rights of use in up to 10,000 equivalent route miles of OC-48 bandwidth in specified portions of IXC's fiber optic telecommunications system pursuant to the IRU Purchase Agreement.


                    Votes for           19,190,976
                    Votes against        1,625,890
                    Abstentions            141,140
                    Broker non-votes    14,637,046

     (ii) A proposal to amend the Company's Certificate of Incorporation to increase the number of the Company's authorized shares of capital stock from 130,000,000 shares to 280,000,000 shares and to increase the number of the Company's authorized shares of common stock from 100,000,000 shares to 250,000,000 shares.


                    Votes for        32,023,055
                    Votes against     3,327,131
                    Abstentions         244,866

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       The following Exhibits are filed or incorporated by reference herewith:

       Exhibit 4.1 Indenture, dated as of April 13, 1998, between PSINet Inc. and Wilmington Trust Company, as trustee

       Exhibit 4.2    Form of 10% Senior Note Due 2005, Series A

       Exhibit 10.1 Registration Rights Agreement, dated April 13, 1998, among PSINet Inc. and Donaldson Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Chase Securities Inc.

       Exhibit 10.2 Interest Escrow Agreement, dated as of April 13, 1998, among PSINet Inc. and Wilmington Trust Company, as escrow agent, and Wilmington Trust Company, as trustee

       Exhibit 10.3 Sublease Agreement dated January 22, 1998, between the Company and Unisys Corporation, as amended

       Exhibit 11.1 Calculation of Basic and Diluted Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended March 31, 1998

       Exhibit 27     Financial Data Schedule

       Exhibit 99.1   Risk Factors



(b)    Reports on Form 8-K

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

       On March 26, 1998, the Company filed a Current Report on Form 8-K, dated March 20, 1998, which included as an Exhibit a press release issued by the Company relating to the Company pursuing a placement of debt securities.

       On April 8, 1998, the Company filed a Current Report on Form 8-K, dated April 8, 1998, which included as an Exhibit a press release issued by the Company relating to the Company's offering of $600 million aggregate principal amount of 10% Senior Notes due 2005.

       On April 23, 1998, the Company filed a Current Report on Form 8-K, dated April 13, 1998, relating to the completion of its offering of $600 million aggregate principal amount of 10% Senior Notes due 2005.

                                  PSINET INC.
                                   FORM 10-Q
                                MARCH 31, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PSINET INC.



May 15, 1998                        By: /s/ William L. Schrader
------------                           ------------------------
    Date                                William L. Schrader
                                        Chairman, President, Chief
                                        Executive Officer and Director


May 15, 1998                        By: /s/ Edward D. Postal
------------                           ---------------------
    Date                                Edward D. Postal
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  Number        DESCRIPTION OF EXHIBIT                                                LOCATION
  ------        ----------------------                                                --------
     4.1        Indenture, dated as of April 13, 1998, between PSINet Inc. and        Incorporated by reference from Exhibit
                Wilmington Trust Company, as trustee                                  4.1 to the Company's Current Report on
                                                                                      Form 8K dated April 23, 1998 located
                                                                                      under Securities Exchange Commission
                                                                                      File No. 0-25812 ("April 23, 1998 Form 8-K")

     4.2        Form of 10% Senior Note Due 2005, Series A                            Incorporated by reference from Exhibit
                                                                                      4.2 to the April 23, 1998 Form 8-K

    10.1        Registration Rights Agreement, dated as of April 13, 1998,            Incorporated by reference from Exhibit
                among PSINet Inc. and Donaldson Lufkin & Jenrette Securities          10.1 to the April 23, 1998 Form 8-K
                Corporation, Merrill Lynch, Pierce, Fenner & Smith
                Incorporated and Chase Securities Inc.

    10.2        Interest  Escrow  Agreement, dated as of April 13, 1998, among        Incorporated by reference from Exhibit
                PSINet Inc. and Wilmington Trust Company, as  escrow agent,           10.2 to the April 23, 1998 Form 8-K
                and Wilmington  Trust  Company, as trustee

    10.3        Sublease Agreement dated January 22, 1998, between the Company        Incorporated by reference from Exhibit
                and Unisys Corporation, as amended                                    10.10 to the May 7, 1998 Form S4/A

    11.1        Calculation of Basic and Diluted Loss Per Share and Weighted          Sequentially numbered pages
                Average Shares used in calculation for the Three Months Ended
                March 31, 1998

     *27        Financial Data Schedule                                               Sequentially numbered pages

    99.1        Risk Factors                                                          Sequentially numbered pages

                * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.