Form 10-Q
period 1998-06-30
PSINET INC
filed 1998-08-14
CIK 940716

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

      COMMON STOCK, $.01 PAR VALUE 51,697,258 SHARES AS OF AUGUST 1, 1998 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                    The Index of Exhibits appears on page 24

                                  PSINET INC.

                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

       Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.....  3

       Consolidated Statements of Operations for the three and six months ended
         June 30, 1998 and June 30, l997.........................................  4

       Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and June 30, 1997.........................................  5

       Notes to Consolidated Financial Statements................................  6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................  11

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.................... 21

 Item 5.  Other Information...................................................... 21

 Item 6.  Exhibits and Reports on Form 8-K....................................... 22

Signatures....................................................................... 23

Exhibit Index.................................................................... 24


Item 1. FINANCIAL STATEMENTS

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                      June 30, 1998    December 31, 1997
                                                                                     ------------------       ----------
                                                                                       (In thousands of U.S. dollars)
                                                                                     (Unaudited)               (Audited)
            ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 124,535             $  33,322
     Restricted cash and short-term investments                                          143,154                20,690
     Short-term investments                                                              246,018                  --
     Accounts receivable, net                                                             20,839                11,022
     Notes receivable                                                                      1,779                 7,224
     Prepaid expenses                                                                      4,127                 1,478
     Other current assets                                                                  7,602                 5,162
                                                                                       ---------             ---------
          Total current assets                                                           548,054                78,898

Property and equipment, net                                                              171,526                95,619
Goodwill and other intangibles, net                                                       50,297                 4,675
Other assets and deferred charges                                                         24,897                 6,989
                                                                                       ---------             ---------
          Total assets                                                                 $ 794,774             $ 186,181
                                                                                       =========             =========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
     Lines of credit                                                                   $   3,818             $   5,648
     Current portion of long-term debt                                                    46,667                33,985
     Trade accounts payable                                                               43,579                25,031
     Accrued payroll and related expenses                                                  6,834                 4,636
     Other accounts payable and accrued liabilities                                       24,958                 2,382
     Deferred revenue                                                                      6,695                 5,944
                                                                                       ---------             ---------
         Total current liabilities                                                       132,551                77,626

  Long-term debt                                                                         659,559                33,820
  Other liabilities                                                                        3,772                 1,306
                                                                                       ---------             ---------
         Total liabilities                                                               795,882               112,752
                                                                                       ---------             ---------
  Shareholders' equity (deficit):
     Preferred stock                                                                          --                    --
     Convertible preferred stock                                                          28,477                28,135
     Common stock                                                                            513                   406
     Capital in excess of par value                                                      398,083               210,162
     Accumulated deficit                                                                (246,919)             (162,649)
     Treasury stock                                                                       (2,005)               (2,005)
     Accumulated other comprehensive income                                                3,462                  (620)
     Bandwidth asset to be delivered under IRU agreement                                (182,719)                 --
                                                                                       ---------             ---------
          Total shareholders' equity (deficit)                                            (1,108)               73,429
                                                                                       ---------             ---------
          Total liabilities and shareholders' equity (deficit)                         $ 794,774             $ 186,181
                                                                                       =========             =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                 PSINET INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                              ---------------------------------        ----------------------------
                                                                       1998             1997             1998             1997
                                                                  ------------     -------------    --------------    -------------
                                                                     (In thousands of U.S. dollars, except per share amounts)
                                                                           (Unaudited)                          (Unaudited)
Revenue                                                             $  53,713         $  29,507         $  98,182         $  55,146

Operating costs and expenses:
     Data communications and operations                                41,943            22,114            78,609            43,082
     Sales and marketing                                               12,486             5,858            23,219            11,860
     General and administrative                                        10,287             6,141            17,872            11,622
     Depreciation and amortization                                     12,889             6,058            22,354            14,092
     Charge for acquired in-process
        research and development                                       20,000              --              27,000              --
                                                                    ---------         ---------         ---------         ---------
          Total operating costs and expenses                           97,605            40,171           169,054            80,656
                                                                    ---------         ---------         ---------         ---------
Loss from operations                                                  (43,892)          (10,664)          (70,872)          (25,510)

Interest expense                                                      (16,892)           (1,297)          (19,471)           (2,647)
Interest income                                                         6,059               670             6,644             1,445
Other income (expense)                                                  1,103               (32)            1,004               (57)
Gain on sale of subsidiary                                               --                --                --               5,701
                                                                    ---------         ---------         ---------         ---------
Loss before income taxes                                              (53,622)          (11,323)          (82,695)          (21,068)
Income tax benefit (expense)                                              (29)                0               (29)              476
                                                                    ---------         ---------         ---------         ---------
Net loss                                                              (53,651)          (11,323)          (82,724)          (20,592)

Return to preferred shareholders                                         (763)             --              (1,545)             --
                                                                    ---------         ---------         ---------         ---------
Net loss to common shareholders                                     $ (54,414)        $ (11,323)        $ (84,269)        $ (20,592)
                                                                    =========         =========         =========         =========
Basic and diluted loss per share                                    $   (1.06)        $   (0.28)        $   (1.76)        $   (0.51)
                                                                    =========         =========         =========         =========
Shares used in computing basic and
   diluted loss per share (thousands)                                  51,111            40,225            47,854            40,192
                                                                    =========         =========         =========         =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six Months Ended June 30,
                                                                                              -------------------------------------
                                                                                                      1998                  1997
                                                                                              -------------------------------------
                                                                                                   (In thousands of U.S. dollars)
                                                                                                           (Unaudited)
Net cash used in operating activities                                                               $ (20,730)            $ (10,821)
                                                                                                    ---------             ---------
Cash flows from investing activities:
     Purchases of property and equipment, net                                                         (25,214)               (8,794)
     Purchase of short-term investments                                                              (242,269)               (3,000)
     Proceeds from sale of investments                                                                  1,206                 4,649
     Investments in certain businesses, net of cash acquired                                          (63,357)                 --
     Net proceeds from sale of subsidiary                                                                --                  20,353
     Change in restricted cash and short-term investments, net                                       (122,478)                 --
     Other, net                                                                                           800                   (61)
                                                                                                    ---------             ---------
             Net cash (used in) provided by investing activities                                     (451,312)               13,147
                                                                                                    ---------             ---------
Cash flows from financing activities:
     Net payments on lines of credit                                                                   (1,817)                1,000
     Proceeds from issuance of notes payable, net                                                     609,007                 5,572
     Repayments of notes payable                                                                      (29,147)               (3,668)
     Principal payments under capital lease obligations                                               (15,237)               (9,199)
     Dividends paid to preferred shareholders                                                          (1,540)                 --
     Other, net                                                                                         2,051                   231
                                                                                                    ---------             ---------
             Net cash provided by (used in) financing activities                                      563,317                (6,064)
                                                                                                    ---------             ---------
Effect of exchange rate changes on cash                                                                   (62)                 --
                                                                                                    ---------             ---------
Net increase (decrease) in cash and cash equivalents                                                   91,213                (3,738)
Cash and cash equivalents, beginning of period                                                         33,322                52,695
                                                                                                    ---------             ---------
Cash and cash equivalents, end of period                                                            $ 124,535             $  48,957
                                                                                                    =========             =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  PSINET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note l - Basis of Presentation

These consolidated financial statements for the three and six months ended June 30, 1998 and 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended December 31, 1997 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the company for the three months ended March 31, l998 included in the Company's Form 10-Q for the quarter then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 1998 and the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1998.

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

Comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows (in thousands of U.S. dollars):


                                            Three Months Ended June 30,       Six Months Ended June 30,
                                          -------------------------------  --------------------------------
                                                1998             1997            1998             1997
                                          -----------------  ------------  ----------------  --------------
 Net loss                                      $(53,651)     $(11,323)         $(82,724)       $(20,592)
 Other comprehensive income:
  Unrealized holding gain on investments          1,311             -            4 ,955               -
  Foreign currency translation                   (1,179)           74              (873)              7
   adjustment                                  --------      --------          --------        --------
                                                    132            74             4,082               7
                                               --------      --------          --------        --------
Comprehensive income                           $(53,519)     $(11,249)         $(78,642)       $(20,585)
                                               ========      ========          ========        ========

The Company classifies certain of its investment holdings in equity securities as available-for-sale and reports such investments at fair value, with unrealized gains and losses included in shareholders' equity as a component of accumulated other comprehensive income. During the six month period ended June 30, 1998, the Company purchased equity securities by exercising a warrant. At June 30, 1998, such investment had an unrealized gain of $5.0 million. On July 1,

1998, the Company sold these securities, resulting in a gain of $5.6 million that will be recognized in the third quarter.

Note 3 - Long-Term Debt

During the six months ended June 30, 1998, the Company incurred capital lease obligations of $49.1 million upon the execution of leases for new equipment and other fixed assets.

At June 30, 1998, the aggregate unused portion under the Company's various financing arrangements for purchases of equipment and other fixed assets was $18.2 million. The aggregate unused portion of the Company's operating lines of credit was $0.1 million.

On April 13, 1998, the Company completed an offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005, Series A (the "Initial Notes"). The Initial Notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). On June 11, 1998, the Company completed an exchange offer of the Initial Notes for equivalent 10% Senior Notes due 2005, Series B (the "Exchange Notes" and, together with the Initial Notes, the "Notes") which have been registered under the Securities Act. The Notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company.
The net proceeds of the offering, after deducting discounts and commissions and expenses payable by the Company, were approximately $581.0 million.

Concurrently with the closing of the offering, the Company deposited $138.7 million of such net proceeds into an escrow account, which, together with the proceeds of the investment thereof, is expected to be sufficient to pay when due the first five semi-annual interest payments on the Notes. Of the remaining net proceeds of the offering, $20.0 million was used to repay certain indebtedness incurred primarily to finance the Company's acquisition of iSTAR internet inc. ("iSTAR") and the balance is expected to be used to finance capital expenditures (including, without limitation, facilities and equipment in connection with the development and expansion of the Company's domestic and international network) and working capital requirements (including, without limitation, debt service obligations) of the Company. In addition, as of June 30, 1998, approximately $72.0 million of the net proceeds has been used to make strategic investments in or acquisitions of businesses or assets related or complementary to the Company's existing business. See Note 5-Investments in and Acquisitions of Certain Businesses.

Note 4  Strategic Alliances

Strategic Alliance with IXC Internet Services, Inc.
---------------------------------------------------

On February 25, 1998, the Company acquired from IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., 20-year noncancellable indefeasible rights of use ("IRUs") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for 10,229,789 shares of common stock of the Company (the "IXC Initial Shares") pursuant to an IRU and Stock Purchase Agreement dated as of July 22, 1997 between the Company and IXC, as amended (the "IRU Purchase Agreement"). The issuance of the IXC Initial Shares was recorded at $7.6875 per share (the last reported quoted market price of the Company's common stock on the date of the closing). Such amount equaled $78.6 million. If the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is less than $240.0 million at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the PSINet IRUs or February 25, 2002 (the "Determination Date"), the Company will be obligated to provide IXC with additional shares of its common stock, or at the sole option of the Company, cash or a combination thereof equal to the shortfall (the "Contingent Payment Obligation"). The Company has the right to accelerate the Contingent Payment

Obligation to any date (the "Acceleration Date") prior to the Determination Date. In addition, the right of IXC to receive additional shares of common stock and/or cash pursuant to the Contingent Payment Obligation will terminate on such date as the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is equal to or greater than $240.0 million. At June 30, 1998, the IXC Initial Shares had an aggregate market value of $133.0 million based on the closing market price per share of the Company's common stock on such date of $13.00.

The Contingent Payment Obligation was recorded as capital in excess of par value based on its fair value of $107.3 million. The fair value of the Contingent Payment Obligation was determined utilizing a Black-Scholes valuation model using an assumed term of four years, the closing market price per share of the common stock on the date of the closing ($7.6875), an exercise price of $23.46 (which is the price per share required in order for the calculation of the IXC Initial Shares to result in a value equal to $240.0 million), expected volatility of 76% and an interest rate of 11%. The amount recorded for the fair value of the Contingent Payment Obligation could be adjusted upward in a future period under certain circumstances.

The amount representing the initial aggregate of the fair value of the IXC Initial Shares and the Contingent Payment Obligation, $186.0 million, was recorded as an offset to shareholders' equity similar to a stock subscription receivable. Such amount will be reduced, and a long-term asset relating to the PSINet IRUs will be recorded, as each bandwidth unit corresponding to the PSINet IRUs is accepted by the Company. The Company expects to amortize the capitalized amount of the asset relating to the PSINet IRUs ratably over the 20-year period during which the Company has the right to utilize the bandwidth corresponding to the PSINet IRUs.

The bandwidth corresponding to the PSINet IRUs is contemplated to be delivered to the Company (to the extent then available) in specified minimum increments every six months during the two year period following closing. As of June 30, l998, the Company had accepted from IXC 175 equivalent route miles of OC-48 bandwidth and had recorded $3.3 million as an increase to fixed assets and a decrease to "Bandwidth asset to be delivered under IRU agreement" in shareholders' equity. As of August 14, 1998, the Company accepted from IXC and put into use additional bandwidth which, together with the bandwidth previously accepted by the Company, totals approximately 1,300 equivalent route miles of OC-48 bandwidth.

The Company expects to incur on an annual basis approximately $1.15 million in operations and maintenance fees with respect to the PSINet IRUs for each 1,000 equivalent route miles of OC-48 bandwidth accepted under the agreement. The IRU Purchase Agreement permits the Company to use the bandwidth acquired from IXC for any purpose in connection with the provision of Internet services and at a rate of DS-3 or less for non-Internet telecommunications transport, but restricts the Company from using such bandwidth to deliver any private line or long distance switched telephone services (based on non-Internet telephone switching technologies) to any third party. The Company also signed a long-term non-exclusive joint marketing and services agreement with IXC pursuant to which each party is entitled to market the products and services of the other.

Note 5  Investments in and Acquisitions of Certain Businesses

During the six months ended June 30, 1998, the Company acquired six companies and an equity interest in a seventh company for total cash consideration of $72.0 million, as follows:

                                                                Acquisition            Ownership
          Business Name             Location                       Date                Interest
------------------------------------------------------------------------------------------------
Internet Prolink S.A.               Switzerland                 January 1998                 100%
------------------------------------------------------------------------------------------------
iSTAR internet inc.                 Canada                      February and                 100%
                                                                May 1998
------------------------------------------------------------------------------------------------
Interactive Telephony Limited       Channel Islands, Jersey     April 1998                   100%
------------------------------------------------------------------------------------------------
WorldPay Ltd.*                      Channel Islands, Jersey     April 1998                  12.5%
------------------------------------------------------------------------------------------------
Interactive Networx GmbH            Germany                     May 1998                     100%
------------------------------------------------------------------------------------------------
LinkAge Online Limited              Hong Kong                   June 1998                    100%
------------------------------------------------------------------------------------------------
IoNET Internetworking Services      United States               June 1998                    100%
------------------------------------------------------------------------------------------------

* The investment in WorldPay is accounted for under the cost method.

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The excess of the purchase price over the fair value of the net tangible assets of the acquisitions is being amortized over periods from two to ten years from the dates of acquisition. In connection with these acquisitions and based on the results of an independent valuation, the Company recorded charges in the results of operations for acquired in-process research and development of $20.0 million and $27.0 million for the three and six months ended June 30, 1998, respectively. The charges reflect technology acquired for which technological feasibility has not been reached and for which there is no alternative future use.

All of the companies acquired are Internet service providers ("ISPs"), or data transmission companies, offering a wide range of Internet-protocol based solutions for businesses, institutions and small-office/home-office users. Depending on the particular business activities of the company acquired, revenue may also be derived from service to consumer users, network integration, web hosting, managed co-location, as well as vertical market Internet services, including comprehensive banking, medical and telecommunications Internet solutions.

The purchase price relating to one transaction may be increased by up to $8 million pursuant to an earnout provision in the event the acquired company achieves certain levels of operating results in the period following the acquisition. Such amount will be recorded as additional cost of the acquired company when it becomes probable that the amount will be paid.

In connection with the acquisition of these companies, liabilities assumed were as follows (in thousands of U.S. dollars):

Fair value of assets acquired                         $ 111,430
Cash paid for the capital stock                         (72,011)
                                                     ------------
Liabilities assumed                                   $  39,419
                                                     ============

The following presents the unaudited pro forma results of operations of the Company for the six month periods ended June 30, 1998 and 1997 as if all of the companies acquired since the beginning of 1998 in business combinations accounted for under the purchase method had been consummated at the beginning of the periods presented. The pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets and the write-off of intangible assets consisting of in-process research and development costs relating to the acquisitions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

                                                          Six  Months Ended
                                    --------------------------------------------------------------
                                            June 30, 1998                   June 30, 1997
                                    -----------------------------  -------------------------------
                                       (in millions of U.S. dollars, except per share amounts)
Revenue                                                   $111.6                           $ 77.8
Net loss                                                  $(94.1)                          $(77.8)
Basic and diluted loss per share                          $(2.00)                          $(1.93)

Note 6  Subsequent Events

In August 1998, the Company entered into an agreement with a group of leading global telecommunications companies to build an undersea cable system, called the Japan-US Cable Network, that will connect the United States and Japan.
Under the agreement, PSINet will have the right to 22 STM-1s (each equivalent to an OC-3, or 155 MBPS) along with additional rights as the system is upgraded. The system is scheduled for completion by the second quarter of 2000. PSINet's portion of the total investment in this facility, including equipment and local interconnection, is expected to be in excess of $100 million over the 25 year term of the agreement. It is currently anticipated that this expenditure will be financed through a combination of capital leases and a portion of the net proceeds from the Company's recently completed Notes offering along with other sources of financing over the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and associated notes thereto and the audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of and for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for such period and the unaudited quarterly consolidated financial statements and related notes to consolidated financial statements of the Company for the period ended March 31, 1998 included in the Company's Form 10-Q for such period, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements.
Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in Exhibit 99.1 filed herewith and the Company's other filings with the Securities and Exchange Commission.


GENERAL

PSINet is a leading global facilities-based provider of Internet access services and related products primarily to businesses. The Company provides dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in 11 of the 20 largest international telecommunications markets. The Company also offers Internet protocol ("IP")-based value-added services and products to businesses, including corporate intranets, Web hosting and collocation, remote user access, multi-currency electronic commerce and security services, that enable businesses to maximize utilization of their corporate networks and the Internet. The Company recently announced its product line of Voice-Over-Internet Protocol ("VOIP") services, which will be rolled out during the second half of 1998. Additionally, the Company provides network backbone services to other telecommunications carriers and Internet service providers ("ISPs") to further exploit its network capacity.

At June 30, 1998, the Company served 38,700 business accounts, including 109 ISPs, and connected to more than 400 points of presence ("POPs") in 12 countries throughout North America, Asia and Europe. The 109 ISPs provide Internet services to over 300,000 customers using PSINet Internet solutions.

The Company owns and operates a technologically advanced, high-speed data communications network with over 230 POPs located in the U.S. and over 170 POPs located internationally. To meet the growing data communications needs of its customers, the Company seeks to continually expand and enhance its network infrastructure and is committed to a strategy of being a facilities-based ISP, rather than relying solely on leased bandwidth for its network backbone. This strategy is intended to lower operating costs, improve capacity and ensure sufficient availability of bandwidth when needed.

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

ISSUANCE OF SENIOR NOTES

On April 13, 1998, the Company completed its offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005, Series A (the "Initial Notes"). The Initial Notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). On June 11, 1998, the Company completed an exchange offer of the Initial Notes for equivalent 10% Senior Notes due 2005, Series B (the "Exchange Notes" and, together with the Initial Notes, the "Notes"), which have been registered under the Securities Act. The Notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. They are rated B3 by Moody's Investors Service and B- by Standard & Poor's.

The Notes will mature on February 15, 2005. Interest on the Notes is payable semi-annually on August 15 and February 15 of each year, commencing August 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15 of 2002, 2003 and 2004 at 105%, 102% and 100% of the principal amount thereof, respectively, in each case, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain public equity offerings or the sale of stock to one or more strategic investors, provided that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after such redemption. Upon the occurrence of certain change of control events, the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The net proceeds of the offering of the Initial Notes, after deducting discounts and commissions and expenses payable by the Company, were approximately $581.0 million. Concurrently with the closing of the offering, the Company deposited $138.7 million of such net proceeds into an escrow account, which, together with the proceeds of the investment thereof, is expected to be sufficient to pay when due the first five semi-annual interest payments on the Notes. Of the remaining net proceeds of the offering, $20.0 million was used to repay certain indebtedness incurred primarily to finance the Company's acquisition of iSTAR and the balance is expected to be used to finance capital expenditures (including, without limitation, facilities and equipment in connection with the development and expansion of the Company's domestic and international network) and working capital requirements (including, without limitation, debt service obligations) of the Company. In addition, as of June 30, 1998, approximately $72.0 million of the net proceeds has been used to make strategic investments in or acquisitions of businesses or assets related or complementary to the Company's existing business. See "--Acquisitions and Investments."

ACQUISITIONS AND INVESTMENTS

In 1998, the Company has to date completed investments in or acquisitions of the following businesses:

Internet Prolink S.A. - Switzerland

In January 1998, the Company acquired all of the outstanding capital shares of Internet Prolink S.A. ("Iprolink"), the leading commercial ISP in Switzerland.

iSTAR internet inc. - Canada

Between February and May 1998, the Company acquired all of the outstanding capital shares of iSTAR internet inc. ("iSTAR"), one of the leading Canadian providers of Internet services and solutions for businesses, institutions and individuals.

Interactive Telephony Limited  Channel Islands, Jersey

In April 1998, the Company acquired all of the outstanding capital shares of Interactive Telephony Limited ("ITL"). ITL is the largest ISP based in Jersey in the Channel Islands.

WorldPay Ltd  Channel Islands, Jersey

In April 1998, the Company made a 12.5% investment in WorldPay Ltd., a leading provider of electronic commerce payment solutions.

Interactive Networx GmbH - Germany

In May 1998, the Company acquired all of the outstanding capital shares of Interactive Networx GmbH ("INX"). Headquartered in Germany's capital, INX is the largest ISP in Berlin and is nationally recognized across Germany.

LinkAge Online Limited - Hong Kong

In May 1998, the Company acquired all of the outstanding capital shares of LinkAge Online Limited ("LinkAge"), a supplier of Internet solutions to businesses, professionals, government agencies and other ISPs in Hong Kong. LinkAge also provides integrated business Internet solutions, including Web hosting, managed co-location, intranet and extranet to companies throughout Southeast Asia.

ioNET Internetworking Services - Oklahoma

In June 1998, the Company acquired all of the outstanding capital shares of ioNET Internetworking Services ("ioNET"), a provider of Internet and network systems integration services to businesses, universities and residential customers in the south central region of the U.S. In addition to its Internet offerings, ioNET has developed vertical market Internet services including comprehensive banking, medical and telecommunications Internet solutions.

Interlog Internet Services Inc.- Canada

Subsequent to the end of the quarter, in July 1998, the Company acquired all of the outstanding capital shares of Interlog Internet Services Inc., the largest consumer ISP in Canada serving over 100,000 business and individual subscribers.

INTERNATIONAL OPERATIONS

In addition to its operations in the United States, the Company currently has operations in eleven other international telecommunications markets, including Africa, Belgium, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Switzerland and the United Kingdom.

Revenue from international operations continues to increase as a percentage of consolidated results, comprising 31% of revenue in the second quarter of 1998. By comparison, it was 18% of revenue in the fourth quarter of 1997 and 28% in the first quarter of 1998.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997.

RESULTS OF OPERATIONS

Revenue. Revenue is derived primarily from the sale of Internet access and related services to businesses. Revenue was $53.7 million for the three months ended June 30, 1998, an increase of 82% from $29.5 million for the three months ended June 30, 1997. Revenue was $98.2 million for the six months ended June 30, 1998, an increase of 78% from $55.1 million for the six months ended June
30, 1997.   Due to their timing, acquisitions completed by the Company in the second quarter of 1998 added only a nominal amount of revenue to the quarter. Revenue growth for the three and six month periods was derived primarily from organic sources but also from sales of Internet services by companies acquired by the Company in previous quarters. The Company's organic growth is attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new customer account, an increase in the business account retention rate, and an increase in sales by the Company's international subsidiaries.

The Company's customer account base increased by 77% to 38,700 business accounts at June 30, 1998, including 109 ISPs, from 21,900 business accounts, including 40 ISPs, at June 30, 1997.

Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $41.9 million (78.1% of revenue) for the three months ended June 30, 1998, an increase of $19.8 million from $22.1 million (74.9% of revenue) for the three months ended June 30, l997. Data communications and operations expenses were $78.6 million (80.1% of revenue) for the six months ended June 30, 1998, an increase of $35.5 million from $43.1 million (78.1% of revenue) for the six months ended June 30, l997. The increase in expenses related principally to increases in (i) leased long distance, dedicated customer and dial-up circuit costs, (ii) expenditures for additional primary rate interfaces ("PRIs") to support the growth of the Company's Carrier and ISP Services business, and (iii) personnel costs resulting from the expansion of the Company's network operations, customer support and field service staff, including through acquisitions. Circuit costs relating to the Company's new and expanded POPs and PRIs generally are incurred by the Company in advance of anticipated growth in the Company's customer base. Although the Company expects that data communications and operations expenses will continue to increase as the Company's customer base grows, it anticipates that such expenses will decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, the Company anticipates that costs for data communications and operations as a percentage of revenue will decrease as the Company substitutes network bandwidth it purchases or acquires under capital lease agreements for bandwidth currently taken under operating lease agreements. This will, in turn, result in increases in depreciation and amortization expense. As of June 30, l998, the Company had accepted from IXC 175 equivalent route miles of OC-48 bandwidth out of the 10,000 equivalent route miles expected to be delivered over the next two years. As of August 14, 1998, the Company had accepted from IXC and put into use additional bandwidth which, together with the bandwidth previously accepted by the Company, totals approximately 1,000 OC-48 equivalent route miles. The Company expects to incur on an annual basis $1.15 million in operation and maintenance fees for each 1,300 equivalent route miles of OC-48 bandwidth accepted from IXC.

Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $12.5 million (23.2% of revenue) for the three months ended June 30, 1998, an increase of $6.6 million from $5.9 million (19.9% of revenue) for the three months ended June 30, l997. Sales and marketing expenses were $23.2 million (23.6% of revenue) for the six months ended June 30, 1998, an increase of $11.4 million from $11.9 million (21.5% of revenue) for the six months ended June 30, l997. The increase resulted principally from costs related to a branding and advertising campaign and from costs associated with the growth of the Company's sales force in conjunction with its growth and acquisition strategy. All advertising and marketing costs are expensed in the period incurred.

General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $10.3 million (19.2% of revenue) for the three months ended June 30, 1998, an increase of $4.1 million from $6.1 million (20.8% of revenue) for the three months ended June 30, 1997. General and administrative expenses were $17.9 million (18.2% of revenue) for the six months ended June 30,

1998, an increase of $6.3 million from $11.6 million (21.1% of revenue) for the six months ended June 30, 1997. The increase resulted from the addition of management staff and related operating expenses across the organization, including in conjunction with the Company's growth and acquisition strategy, and increases in the provision for doubtful accounts receivable associated with the Company's growth in revenue.

Depreciation and Amortization. Depreciation and amortization costs were $12.9 million (24.0% of revenue) for the three months ended June 30, 1998, an increase of $6.8 million from $6.1 million (20.5% of revenue) for the three months ended June 30, l997. Depreciation and amortization costs were $22.4 million (22.8% of revenue) for the six months ended June 30, 1998, an increase of $8.3 million from $14.1 million (25.6% of revenue) for the six months ended June 30, l997. Depreciation and amortization costs have increased as a result of capital expenditures associated with network infrastructure enhancements and amortization of intangible assets related to acquisitions. The Company anticipates that its depreciation and amortization expenses will continue to increase significantly as a percentage of revenue as it substitutes network bandwidth it purchases or acquires under capital lease agreements for bandwidth currently taken under operating lease agreements, and as it records depreciation and amortization on tangible and intangible assets related to business combinations and expansion of its operations.

Acquired In-Process Research and Development. The results for the three months ended June 30, 1998 include a $20.0 million charge (37.2% of revenue) for acquired in-process research and development related to acquisitions completed during the second quarter. The results for the six months ended June 30, 1998 include a $27.0 million charge (27.5% of revenue) for acquired in-process research and development. The charges were based on independent valuations and reflect technologies acquired prior to technological feasibility and for which there is no alternative future use. There were no comparable charges in 1997.

Interest Expense. Interest expense was $16.9 million for the three months ended June 30, 1998, an increase of $15.6 million from $1.3 million for the three months ended June 30, l997. Interest expense was $19.5 million for the six months ended June 30, 1998, an increase of $16.8 million from $2.6 million for the six months ended June 30, l997. The increase was due to interest on the Company's issuance of $600.0 million aggregate principal amount of Notes, as well as to increased borrowings and capital lease obligations incurred by the Company to finance network expansion and to fund working capital requirements.

Interest Income. Interest income was $6.1 million for the three months ended June 30, 1998, an increase of $5.4 million from $0.7 million for the three months ended June 30, l997. Interest income was $6.6 million for the six months ended June 30, 1998, an increase of $5.2 million from $1.4 million for the six months ended June 30, l997. The increase was due to interest received on the net proceeds of the Company's recently completed offering of the Notes, which proceeds are invested in U.S. Government securities, A-1/P-1 rated certificates of deposit or A-1/P-1 rated commercial paper until such time as they are used for other purposes.

Gain on Sale of Subsidiary. The gain on the sale of subsidiary of $5.7 million in 1997 relates to the sale in the first quarter of 1997 of the Company's software subsidiary.

Net Loss to Common Shareholders and Loss per Share. As a result of the factors discussed above, the Company's net loss to common shareholders for the three months ended June 30, 1998 was $54.4 million (101.3% of revenue), or $1.06 basic and diluted loss per share, a $43.1 million increase from a net loss for the three months ended June 30, 1997 of $11.3 million (38.4% of revenue), or $0.28 basic and diluted loss per share. The Company's net loss to common shareholders for the six months ended June 30, 1998 was $84.3 million (85.8% of revenue), or $1.76 basic and diluted loss per share, a $63.7 million increase from a net loss for the six months ended June 30, 1997 of $20.6 million (37.3% of revenue), or $0.51 basic and diluted loss per share. The return to preferred shareholders, which comprises the dividends with respect to the Company's Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") and accretion of the related conversion premium on the Series B Preferred Stock, is subtracted from net loss in determining the net loss to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.


LIQUIDITY AND CAPITAL RESOURCES


The Company historically has satisfied its cash requirements through cash from operations, through borrowings and capital lease financings from vendors, financial institutions and other third parties and through the issuance of debt and equity securities.


CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


Cash flows used in operating activities were $20.7 million and $10.8 million for the six months ended June 30, 1998 and 1997, respectively. Cash flows used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Cash flows used in investing activities were $451.3 million and cash flows provided by investing activities were $13.1 million for the six months ended June 30, 1998 and 1997, respectively. Purchases of short-term investments related to the Notes offering during the six months ended June 30, 1998 were $242.3 million and restricted cash, including the escrow for interest on the Notes, was $122.5 million. The expansion of the Company's network resulted in capital expenditures of $74.3 million and $19.8 million for the six months ended June 30, 1998 and 1997, respectively (which included capital expenditures financed under equipment financing agreements aggregating $49.1 million and $10.9 million, respectively). Acquisition activities resulted in the use of $63.4 million of cash for the six months ended June 30, 1998, net of cash acquired. Cash flows provided by investing activities for the six months ended June 30, 1997 benefited from the Company's sale in February 1997 of its software subsidiary for cash consideration of $12.0 million and the receipt of $8.5 million as repayment of intercompany debt owed by the subsidiary to the Company.


Cash flows provided by financing activities were $563.3 million and cash flows used in financing activities were $6.1 million for the six months ended June 30, 1998 and 1997, respectively. The financing cash flow in 1998 primarily relates to issuance of the Notes, offset by repayments on the Company's financing facilities. During the six months ended June 30, 1998 and 1997, the Company made repayments aggregating $44.3 million and $12.9 million, respectively, on such financing facilities.

As of June 30, 1998, the Company had $513.7 million of cash, cash equivalents, restricted cash and short-term investments, including $138.7 million escrowed for the repayment of interest on the Notes.



CAPITAL STRUCTURE


The Company's capital structure consists of lines of credit, capital lease obligations and notes payable (including the Notes), preferred stock and common stock.

Total borrowings at June 30, 1998 were $710.0 million, which included $3.8 million under operating lines of credit and $706.2 million under capital lease obligations and notes payable (including the Notes). The Company also had $1.1 million of letters of credit outstanding as of June 30, 1998. As of that date, the aggregate unused portion under the Company's various financing arrangements for purchases of equipment and other fixed assets was $18.2 million. The aggregate unused portion of the Company's operating lines of credit as of June 30, 1998 (some of which are subject to a borrowing base formula) was $0.1 million.

Certain of the Company's bank financing arrangements, which are secured by substantially all of the Company's assets, require the Company to satisfy certain financial covenants such as those relating to liquidity, EBITDA, leverage and debt and the repurchase of capital stock of the Company without the lender's consent. The Company was in compliance with all such covenants at June 30, 1998. The Company is required to maintain: a minimum ratio of quick assets (excluding any restricted cash) to the sum of funded debt (excluding the Notes) and current liabilities of 1.50 to 1.00 for the quarter ended June 30, 1998 and thereafter; a maximum ratio of net debt to annualized revenues of 2.00 to 1.00 for quarters ending September 30, 1998 and thereafter; a minimum ratio of consolidated EBITDA to debt service (excluding any interest accreting in respect of the Company's Contingent Payment Obligation to IXC) of 1.00 to 1.00 for each quarter commencing with the quarter ending June 30, 1999; and, certain minimum levels of EBITDA for the quarter ended June 30 1998 and quarters thereafter.

The Indenture governing the Notes contains certain financial covenants with which the Company must comply relating to, among other things, the following matters: (i) limitation on the Company's payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding certain permitted payments and investments; (ii) limitation on the Company's and its subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, the Company's ratio of debt to annualized operating cash flow would be less than or equal to 6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding certain permitted incurrences of debt; (iii) limitation on the Company's and its subsidiaries' incurrence of liens, unless the Notes are secured equally and ratably with the obligation or liability secured by such lien, excluding certain permitted liens; (iv) limitation on the ability of any subsidiary of the Company to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on its capital stock, payment of indebtedness owed to the Company or any other subsidiary, making of investments in the Company or any other subsidiary, or transfer of any properties or assets to the Company or any other subsidiary, excluding certain permitted encumbrances and restrictions; (v) limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; (vi) limitation on certain transactions with affiliates of the Company; (vii) limitation on the ability of any subsidiary of the Company to guarantee or otherwise become liable with respect to any indebtedness of the Company unless such subsidiary provides for a guarantee of the Notes on the same terms as the guarantee of such indebtedness;
(viii) limitation on certain sale and leaseback transactions by the Company or its subsidiaries; (ix) limitation on certain issuances and sales of capital stock of subsidiaries of the Company; and (x) limitation on the ability of the Company or its subsidiaries to engage in any business not substantially related to a telecommunications business. The Company was in compliance with all such covenants at June 30, 1998.

In November 1997, the Company completed a private placement of 600,000 shares of its Series B Preferred Stock for gross proceeds of $30.0 million. Each share of Series B Preferred Stock has a stated value of $50.00 per share. The Series B Preferred Stock accrues dividends at an annual rate of 8%, payable quarterly in cash or, at the Company's option, the Company's Series B Preferred Stock. The Series B Preferred Stock is convertible into a number of shares of the Company's common stock equal to the stated value of the Series B Preferred Stock at a conversion price of $10 per share of common stock during the first year. If the stock price were to drop below $10 at the end of the first and second anniversary dates, the conversion price would be reset to the stock's then current market value. At the third anniversary date, the conversion price may be reset, under certain circumstances, to 95% of the stock's then current market value. To reflect the nature of the conversion rights, preferred stock has been reduced by $1.5 million with a corresponding increase to capital in excess of par value. Such amount will be accreted as an additional return to preferred shareholders over a period of three years. The Series B Preferred Stock may be redeemed, at the Company's option, under certain circumstances commencing on the third anniversary of original issuance. Subject to certain exceptions, the terms of the Series B Preferred Stock provide that, so long as any Series B Preferred Stock remains outstanding, except for any payment which may be made pursuant to the IRU Purchase Agreement, neither the Company nor any subsidiary will (i) redeem, purchase or otherwise acquire directly or indirectly any common stock or other junior securities, (ii) directly or indirectly pay or declare any dividend or make any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights under the Company's shareholder rights plan) upon, nor will any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights pursuant to the rights plan) be made in respect of, any common stock or other junior securities, or (iii) set aside any funds for or apply any funds to the purchase, redemption or acquisition (through a sinking fund or otherwise) of any common stock or other junior securities (other than pursuant to the rights plan); provided, however, that the Company may redeem, purchase or otherwise acquire and set aside funds for and apply funds to the purchase, redemption or acquisition of common stock or other junior securities
(a) for up to an aggregate amount not to exceed, at any point in time the sum of: (i) $10.0 million plus (ii) an amount equal to 100% of the aggregate net cash proceeds received by the Company after November 10, 1997 from the issuance of common stock or other junior securities or debt securities that have been converted into common stock or other junior securities plus (iii) an amount equal to 50% of the Company's cumulative consolidated positive earnings before interest, taxes, depreciation and amortization as reported by the Company in respect of each fiscal quarter of the Company commencing with the fiscal quarter that ended December 31, 1997 or (b) pursuant to a right of first offer granted to the Company to purchase shares of common stock held by IXC under certain circumstances pursuant to the IRU Purchase Agreement, provided that immediately after giving effect thereto, the Company's consolidated shareholders' equity will not be less than $20.0 million. The Company was in compliance with all such covenants at June 30, 1998.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

As of June 30, 1998, the Company had commitments to certain telecommunications vendors totaling $26.2 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, the Company has various agreements to lease office space and facilities and, as of June 30, 1998, was obligated to make future minimum lease payments of $35.5 million on non-cancellable operating leases expiring in various years through 2005. The Company is obligated, under the terms of one of its Carrier and ISP Services agreements, to provide the ISP customer with a rental facility of up to $5.0 million for telecommunications equipment owned or leased by the Company and deployed in the customer's network. At June 30, 1998, the Company had provided $1.4 million of equipment under this facility. In certain cases the Company also obtains local customer circuits under multi-year agreements that permit the Company to redesignate the circuit to a different customer but which obligate the Company for that circuit until expiration.

In order to take full advantage of the bandwidth acquired from IXC, in addition to other planned capital expenditures, the Company expects to incur capital expenditures through the end of the year 2000 of up to $95 million. Such capital expenditures are expected to be incurred in the deployment of high activity POPs throughout the United States designed and located with the objective of optimizing the efficient use of the bandwidth. These POPs are expected to contain switching, routing and modem equipment, together with any computing equipment as may be necessary to address the increase in customer demand anticipated as a result of the enhanced capacity provided by the PSINet IRUs. In addition, the Company expects to incur on an annual basis $1.15 million in operation and maintenance fees for each 1,000 equivalent route miles of OC-48 bandwidth accepted from IXC. Other planned capital expenditures expected to be incurred by the Company over the next four years include up to $35 million in connection with the Company's anticipated build-out of its international Internet network and a network operations center in Switzerland. In addition, the Company will continue to seek opportunities to acquire fiber and bandwidth to enhance its international network capabilities.

During May 1998, the Company acquired the rights to use 18 dark fiber optic strands covering the New York City metropolitan area, the route between New York City and Washington, D.C., and the Washington, D.C. metropolitan area. The dark fiber in the New York to Washington corridor includes drop-off locations in the major cities that are on the route. The acquisition agreement provides for a commitment by the supplier to deliver the dark fiber during 1998.

PSINet's rights in these fibers are for 20 years. The fiber is expected to be integrated with the OC-48 bandwidth corresponding to the PSINet IRUs acquired from IXC in February 1998 and the 12,000 miles of transatlantic STM-1 fiber IRU acquired in March 1998. The New York City to Washington, D.C. fiber route, together with the optronics and other equipment required to light and utilize the fiber over the next several years, is expected to cost a total of approximately $45.0 million. The Company is in the process of selecting vendors to supply the necessary equipment. The acquisition of the dark fiber will be financed under a capital lease with the supplier. It is currently anticipated that the related equipment will be financed through a combination of capital leases or the use of a portion of the net proceeds of the recently completed Notes offering.

During June 1998, the Company entered into agreements to acquire IRUs in certain transpacific fiber optic bandwidth between the United States and Japan that will also serve as a gateway to the remainder of Asia. A portion of the bandwidth is currently operational, with the remainder expected to come on line in the second half of 1998 and in 1999. PSINet's total investment in these IRUs will be approximately $32.0 million. It is currently anticipated that this expenditure will be financed through a combination of capital leases and a portion of the net proceeds from the Company's recently completed Notes offering.

In August 1998, the Company entered into an agreement with the group of leading global telecommunications companies to build an undersea cable system, called the Japan-US Cable Network, that will connect the United States and Japan. Under the agreement, PSINet will have the right to 22 STM-1s (each equivalent to an OC-3, or 155 MBPS) along with additional rights as the system is upgraded. The system is scheduled for completion by the second quarter of 2000. PSINet's portion of the total investment in this facility, including equipment and local interconnection, is expected to be in excess of $100 million over the 25 year term of the agreement. It is currently anticipated that this expenditure will be financed through a combination of capital leases and a portion of the net proceeds from the Company's recently completed Notes offering along with other sources of financing over the term of the agreement.

The Company presently believes, based on the flexibility it expects to have in the timing of its orders of bandwidth corresponding to the PSINet IRUs, in outfitting its POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of its anticipated buildout of its international Internet network, that it will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to the Company's then existing financing capabilities, market conditions, competition and other factors. Accordingly, the Company believes that working capital generated from the use of bandwidth corresponding to the PSINet IRUs, together with other working capital from operations, from existing credit facilities, from capital lease financings, the proceeds of the Notes offering and from future equity or debt financings (which the Company presently expects to be able to obtain when needed), will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of its operations. There can be no assurance, however, that the Company will have access to sufficient additional capital and/or financing on satisfactory terms to enable it to meet its capital expenditure and working capital requirements. See "Risk Factors-Need for Additional Capital to Finance Growth and Capital Requirements."

The purchase price relating to a recently completed acquisition may be increased by up to $8 million pursuant to an earnout provision in the event the acquired company achieves certain levels of operating results in the period following the acquisition. Such amount will be recorded as additional cost of the acquired company when it becomes probable that the amount will be paid.

As more fully described in "Notes to Consolidated Financial Statements (Note 4-Strategic Alliances-Strategic Alliance with IXC Internet Services, Inc.)", the Company could be obligated in accordance with the Contingent Payment Obligation to provide IXC with additional shares of the Company's common stock and/or cash, at the Company's sole option, as of the Determination Date or the Acceleration Date, as applicable. In the event the Contingent Payment Obligation to IXC becomes payable, the Company presently believes that, because it may be satisfied by the Company, at its sole option, by delivery of additional shares of common stock or cash or a combination thereof, the Company will have sufficient flexibility to satisfy the Contingent Payment Obligation. There can be no assurance, however, that satisfaction of the Contingent Payment Obligation will not have a material adverse effect on the Company. See "Risk Factors Risks Associated with Strategic Alliance with IXC."

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

The Company anticipates that it will continue to seek to develop relationships with strategic partners, both domestically and internationally, and to acquire assets (including, without limitation, additional telecommunications bandwidth) and businesses principally relating to or complementary to PSINet's existing business. Certain of these strategic relationships may involve other telecommunications companies that desire to enter into joint marketing and services arrangements with the Company pursuant to which the Company would provide Internet and Internet-related services to such companies, which transactions, if deemed appropriate by the Company, may also be effected in conjunction with an equity and/or debt investment by such companies in the Company. Such relationships and acquisitions may require additional financing and may be subject to the consent of the Company's lenders and other third parties.

YEAR 2000

Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many computer systems and software products will need to be upgraded or replaced in order to comply with such Year 2000 requirements. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has established procedures for evaluating and managing the risks and costs associated with this problem and believes that its computer systems are currently Year 2000 compliant. In addition to the Company's internal assessment of its computer systems' Year 2000 compliance, the Company is in the process of selecting an independent consultant to conduct a Year 2000 audit of its systems' Year 2000 readiness and to submit a plan for remediating any problem areas that are identified by such audit. Until such audit is completed, which the Company expects to occur prior to the end of 1998, the Company is unable to estimate the cost of any such required remediation. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies with which it has material relationships will be converted on a timely basis and will not have a material adverse effect on the Company. For example, many of the Company's customers maintain their Internet connections on UNIX-based servers, which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on such customers, which in turn, to the extent their demand for the Company's services and products are adversely affected, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that are Year 2000 compliant. The Company has requested Year 2000 compliance information from its software vendors, but has not yet received all responses. The Company intends to continue its efforts to monitor the Year 2000 compliance of key third parties, although specific plans to assess third-party vendor network equipment have not yet been formalized and the Company has not yet adopted a contingency plan to address possible risks to its systems. In the event any third parties cannot timely provide the Company with products, services or systems that meet the Year 2000 requirements, the Company's operations could be materially adversely affected. There can be no assurance that these or other factors relating to the Year 2000 compliance issues, including, without limitation, the possibility of litigation, will not have a material adverse affect on the Company's business, financial condition or results of operations. The Company expects to incur significant internal staff costs as well as consulting and other expenses in connection with addressing these issues, which costs will be expensed as incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Shareholders of the Company was held on May 2, 1998.

(b) Proxies representing 45,214,132 shares were received (total shares outstanding as of the Record Date were 50,981,175). The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

(i) The election of Dr. William H. Baumer, Ralph T. Swett and Harold S. Wills as directors of the Company for terms expiring in 2000.

                Votes for Dr. Baumer                  46,078,021
                Votes withheld from Dr. Baumer             5,175

                Votes for Mr. Swett                   46,082,251
                Votes withheld from Mr. Swett                945

                Votes for Mr. Wills                   46,080,283
                Votes withheld from Mr. Wills              2,913

(ii) The ratification of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 1998.

                Votes for                             46,175,585
                Votes against                             45,027


There were no broker non-votes in respect of the foregoing matters.


Item 5.  OTHER INFORMATION

The Securities and Exchange Commission (the "SEC") has amended recently its Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholders proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In addition, the Company's Certificate of Incorporation and By-laws require any shareholder who wishes to bring any proposal before a meeting of shareholders or to nominate a person to serve as a director to give written notice thereof and certain related information to the Secretary of the Company at least 60 days prior to the date that is one year from the date of the immediately preceding annual meeting, if such proposal or nomination is to be submitted at an annual meeting, and within ten days of the giving of notice to the shareholders, if such proposal or nomination is to be submitted at a special meeting. The written notice must set forth with particularity (i) the name and business address of the shareholder submitting such proposal and all persons acting in concert with such shareholder; (ii) the name and address of the persons identified in clause (i), as they appear on the Company's books (if they so appear); (iii) the class and number of shares of the Company's stock beneficially owned by the persons identified in clause (i); (iv) a description of the proposal containing all material information relating thereto, including, without limitation, the reasons for submitting such proposal; and (v) such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and shareholders of the Company to consider such proposal. The Company hereby notifies all shareholders of the Company that after March 21, 1999 any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rule 14a-4 and that after February 24, 1999 any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rule 14a-5(e).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       The following Exhibits are filed or incorporated by reference herewith:

Exhibit 10.1 Employment Agreement dated June 17, 1998 between the Company and William A. Opet

Exhibit 10.2 Employment Agreement dated July 2, 1998 between the Company and Robert D. Leahy

Exhibit 10.3 Fourth Amendment to the Amended and Restated Credit Agreement dated as of July 20, 1998 between the Company and Fleet Bank of Massachusetts, N.A.

Exhibit 11.1 Calculation of Basic and Diluted Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended June 30, 1998

Exhibit 11.2 Calculation of Basic and Diluted Loss per Share and Weighted Average Shares Used in Calculation for the Six Months Ended June 30, 1998

Exhibit 27      Financial Data Schedule*

Exhibit 99.1    Risk Factors

         * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement of which such exhibit relates.

(b)  Reports on Form 8-K

          On April 8, 1998, the Company filed a Current Report on Form 8-K, dated April 8, 1998, which included as an Exhibit a press release issued by the Company relating to the Company's offering of $600,000,000 aggregate principal amount of 10% Series Notes due 2005 in accordance with SEC Rule 144A.

          On April 23, 1998, the Company filed a Current Report on Form 8-K, dated April 13, 1998, relating to the completion of its previously announced offering of $600,000,000 aggregate principal amount of 10% Senior Notes due 2005.

          On June 15, 1998, the Company filed a Current Report on Form 8-K, dated June 11, 1998, which included as an Exhibit a press release issued by the Company relating to an offer to exchange the Company's 10% Senior Notes due 2005, Series B, for its previously outstanding 10% Senior Notes due 2005, Series A.

                                  PSINET INC.
                                   FORM 10-Q
                                 JUNE 30, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PSINET INC.



August 14, 1998                     By: /s/ William L. Schrader
---------------                        -------------------------
    Date                              William L. Schrader
                                      Chairman, President, Chief
                                       Executive Officer and Director




August 14, 1998                     By: /s/ Edward D. Postal
---------------                        ---------------------
    Date                              Edward D. Postal
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit
 Number                   Description of Exhibit                             Location
-------    -----------------------------------------------------  -------------------------------

   10.1    Employment Agreement dated June 17, 1998 between the   Sequentially numbered pages
           Company and William A. Opet

   10.2    Employment Agreement dated July 2, 1998 between the    Sequentially numbered pages
           Company and Robert D. Leahy

   10.3    Fourth Amendment to the Amended and Restated Credit    Sequentially numbered pages
           Agreement dated as of July 20, 1998 between the
           Company and Fleet Bank of Massachusetts, N.A.

   11.1    Calculation of Basic and Diluted Loss per Share and    Sequentially numbered pages
           Weighted Average Shares Used in Calculation for the
           Three Months Ended June 30, 1998

   11.2    Calculation of Basic and Diluted Loss per Share and    Sequentially numbered pages
           Weighted Average Shares Used in Calculation for the
           Six Months Ended June 30, 1998

     27    Financial Data Schedule                                Sequentially numbered pages

   99.1    Risk Factors                                           Sequentially numbered pages