Form 10-Q
period 1998-09-30
PSINET INC
filed 1998-11-16
CIK 940716

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No  __
                                            -

    COMMON STOCK, $.01 PAR VALUE - 51,809,243 SHARES AS OF NOVEMBER 2, 1998 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                   The Index of Exhibits appears on page 28

================================================================================

                                  PSINET INC.

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997...................................    3

          Consolidated Statements of Operations for the three and nine months ended
             September 30, 1998 and September 30, 1997.................................................................    4

          Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1998 and September 30, 1997.................................................................    5

          Notes to Consolidated Financial Statements...................................................................    6


 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................................   12

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders..........................................................   25

 Item 6.  Exhibits and Reports on Form 8-K.............................................................................   25

Signatures.............................................................................................................   27

Exhibit Index..........................................................................................................   28

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                            ---------------------------------------------
                                                                      (IN THOUSANDS OF U.S. DOLLARS)
                                                                   (UNAUDITED)              (AUDITED)
          ASSETS
Current assets:
  Cash and cash equivalents                                 $         282,586           $      33,322
  Restricted cash and short-term investments                          127,617                  20,690
  Short-term investments                                               52,842                       -
  Accounts receivable, net                                             36,932                  11,022
  Notes receivable                                                      1,347                   7,224
  Prepaid expenses                                                      5,052                   1,478
  Other current assets                                                 16,906                   5,162
                                                            ------------------          --------------
     Total current assets                                             523,282                  78,898

Property and equipment, net                                           221,390                  95,619
Goodwill and other intangibles, net                                   103,504                   4,675
Other assets and deferred charges                                      30,454                   6,969
                                                            ------------------          --------------
     Total assets                                           $         878,630           $     186,181
                                                            ==================          ==============
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Lines of credit                                           $               -           $       5,648
  Current portion of long-term debt                                    44,746                  33,985
  Trade accounts payable                                               34,727                  25,031
  Accrued payroll and related expenses                                  7,646                   4,636
  Other accounts payable and accrued liabilities                       25,667                   2,382
  Deferred revenue                                                      9,678                   5,944
                                                            ------------------          --------------
     Total current liabilities                                        122,664                  77,626

Long-term debt                                                        772,998                  33,820
Other liabilities                                                       9,601                   1,306
                                                            ------------------          --------------
     Total liabilities                                                905,263                 112,752
                                                            ------------------          --------------
Shareholders' equity (deficit):
  Preferred stock                                                           -                       -
  Convertible preferred stock                                          28,637                  28,135
  Common stock                                                            519                     406
  Capital in excess of par value                                      400,949                 210,162
  Accumulated deficit                                                (295,033)               (162,649)
  Treasury stock                                                       (2,005)                 (2,005)
  Accumulated other comprehensive income                               (1,150)                   (620)
  Bandwidth asset to be delivered under IRU agreement                (158,550)                      -
                                                            ------------------          --------------
     Total shareholders' equity (deficit)                             (26,633)                 73,429
                                                            ------------------          --------------
     Total liabilities and shareholders' equity (deficit)   $         878,630           $     186,181
                                                            ==================          ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                              ------------------------   ----------------------
                                                                 1998         1997          1998         1997
                                                              ----------    ----------   ----------    --------
                                                          (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                                   (UNAUDITED)                (UNAUDITED)
Revenue                                                        $ 67,550       $ 32,001    $ 165,732    $ 87,147

Operating costs and expenses:
   Data communications and operations                            51,908         23,765      130,517      66,847
   Sales and marketing                                           14,701          6,210       37,919      18,070
   General and administrative                                    11,566          5,354       29,439      16,976
   Depreciation and amortization                                 14,658          6,557       37,011      20,648
   Charge for acquired in-process
    research and development                                     13,400              -       40,400           -
                                                              ----------    ----------   ----------    --------
     Total operating costs and expenses                         106,233         41,886      275,286     122,541
                                                              ----------    ----------   ----------    --------

Loss from operations                                            (38,683)        (9,885)    (109,554)    (35,394)

Interest expense                                                (18,722)        (1,516)     (38,193)     (4,162)
Interest income                                                   4,747            550       11,391       1,995
Other income (expense)                                             (301)           177          703         119
Gain on sale of investments                                       5,647              -        5,647       5,701
                                                              ----------    ----------   ----------    --------
Loss before income taxes                                        (47,312)       (10,674)    (130,006)    (31,741)
Income tax benefit (expense)                                        (36)             -          (65)        476
                                                              ----------    ----------   ----------    --------
Net loss                                                        (47,348)       (10,674)    (130,071)    (31,265)
Return to preferred shareholders                                   (768)             -       (2,313)          -
                                                              ----------    ----------   ----------    --------
Net loss to common shareholders                                $(48,116)      $(10,674)   $(132,384)   $(31,265)
                                                              ==========    ==========   ==========    ========

Basic and diluted loss per share                                $ (0.93)        $(0.26)      $(2.70)     $(0.78)
                                                              ==========    ==========   ==========    ========
Shares used in computing basic and
  diluted loss per share (thousands)                             51,659         40,407       49,120      40,264
                                                              ==========    ==========   ==========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                    1998              1997
                                                                 -----------       ------------
                                                                 (IN THOUSANDS OF U.S. DOLLARS)
                                                                            (UNAUDITED)
Net cash used in operating activities                              $   (76,931)    $   (13,009)
                                                                   ------------    ------------

Cash flows from Investing activities:
  Purchases of property and equipment, net                             (48,635)         (9,120)
  Purchases of short-term investments                                 (247,223)         (3,000)
  Proceeds from sale of short-term investments                         200,044           4,649
  Investments in certain businesses, net of cash acquired             (123,797)              -
  Change in restricted cash and short-term investments, net           (106,212)              -
  Net proceeds from sale of subsidiary                                       -          20,353
  Other, net                                                              (205)            148
                                                                   ------------    ------------
     Net cash (used in) provided by investing activities              (326,028)         13,030
                                                                   ------------    ------------

Cash flows from financing activities:
  Net (payments) proceeds on lines of credit                            (5,603)          1,000
  Proceeds from issuance of notes payable, net                         718,575           5,988
  Repayments of notes payable                                          (37,313)         (5,290)
  Principal payments under capital lease obligations                   (24,205)        (14,313)
  Dividends paid to preferred shareholders                              (2,140)              -
  Other, net                                                             4,914             409
                                                                   ------------    ------------
     Net cash provided by (used in) financing activities               654,228         (12,206)
                                                                   ------------    ------------

Effect of exchange rate changes on cash                                 (2,005)              -
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                   249,264         (12,185)
Cash and cash equivalents, beginning of period                          33,322          52,695
                                                                   ------------    ------------

Cash and cash equivalents, end of period                           $   282,586      $   40,510
                                                                   ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements for the three and nine month periods ended September 30, 1998 and 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended December 31, 1997 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month period ended March 31, 1998 and the three and six month periods ended June 30, 1998 included in the Company's Form 10-Q for the quarters then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income
--------------------

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

Comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows (in thousands of U.S. dollars):

                                           Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                          ------------------------------  -----------------------------
                                               1998            1997            1998           1997
                                          --------------  --------------  --------------  -------------
Net loss                                       $(47,348)       $(10,674)      $(130,071)      $(31,265)
Other comprehensive income:
  Change in unrealized holding gain
    (loss) on investments                        (4,955)              -               -              -
  Foreign currency translation                      343            (117)           (530)          (110)
   adjustment                                  --------        --------       ---------       --------
                                                 (4,612)           (117)           (530)          (110)
                                               --------        --------       ---------       --------
Comprehensive income                           $(51,960)       $(10,791)      $(130,601)      $(31,375)
                                               ========        ========       =========       ========

The Company classifies certain of its investment holdings in equity securities as available-for-sale and reports such investments at fair value, with unrealized gains and losses included in shareholders' equity as a component of accumulated other comprehensive income. During the quarter ended June 30, 1998, the Company purchased equity securities by exercising a warrant, and at June 30, 1998 reported an unrealized gain of $5.0 million on such investment. During the quarter ended September 30, 1998, the Company sold these securities and realized a gain of $5.6 million.

Segment Reporting
-----------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting information about operating segments in annual and interim financial statements. Generally, the Statement requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt the Statement's disclosure requirements in its financial statements as of and for the year ending December 31, 1998.

Derivative Financial Instruments
--------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. To the extent the Company enters into such transactions in the future, the Company will adopt the Statement's requirements in the financial statements for the year ending December 31, 2000.

NOTE 3 - LONG-TERM DEBT

During the nine months ended September 30, 1998, the Company incurred capital lease obligations of $54.9 million upon the execution of leases for new equipment and other fixed assets.

At September 30, 1998, the aggregate unused portion under the Company's various financing arrangements for purchases of equipment and other fixed assets was $60.4 million. The aggregate unused portion of the Company's operating lines of credit was $0.4 million.

On April 13, 1998, the Company completed an offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005, Series A (the "10% Initial Notes"). The 10% Initial Notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

On June 11, 1998, the Company completed an exchange offer of the 10% Initial Notes for equivalent 10% Senior Notes due 2005, Series B (the "10% Exchange Notes" and, together with the 10% Initial Notes, the "10% Senior Notes") which have been registered under the Securities Act. The 10% Senior Notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The net proceeds of the offering, after deducting discounts and commissions and expenses payable by the Company, were approximately $581.0 million.

Concurrently with the closing of the offering, the Company deposited $138.7 million of such net proceeds into an escrow account, which, together with the proceeds of the investment thereof, is expected to be sufficient to pay when due the first five semi-annual interest payments on the 10% Senior Notes. At September 30, 1998, the balance in the escrow account was $122.8 million. Of the remaining net proceeds of the offering, $20.0 million was used to repay certain indebtedness incurred primarily to finance the Company's acquisition of iSTAR internet inc. ("iSTAR") and the balance is expected to be used to finance capital expenditures (including facilities and equipment in connection with the development and expansion of the Company's domestic and international network) and working capital requirements (including debt service obligations) of the Company.

On September 29, 1998, the Company entered into a three-year senior secured revolving credit facility to replace the Company's then existing bank credit arrangements in the United States (the "Credit Facility"). The Credit Facility is a secured revolving credit facility with borrowing availability thereunder in the maximum principal amount of $110.0 million, $108.5 million of which was drawn upon at September 30, 1998 to finance a portion of the purchase price for the acquisition of Tokyo Internet Corporation (Note 6).

The 10% Senior Notes and the Credit Facility have certain financial covenants. The Company was in compliance with all financial covenants at September 30, 1998. Prior to the completion of an offering of 11 1/2% Senior Notes, the Company repaid, with other cash on hand, all borrowings outstanding under the Credit Facility. Following the repayment, the Company continues to have borrowing capacity of up to $110 million under the Credit Facility, subject to its terms.

In November 1998, the Company completed offerings of $350.0 million aggregate principal amount of 11 1/2% Senior Notes due 2008 (the "11 1/2% Senior Notes"). The 11 1/2% Senior Notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act. The Company has agreed (1) to file a registration statement with the SEC to exchange the 11 1/2% Senior Notes for its senior debt securities with terms identical to the 11 1/2% Senior Notes by January 18, 1999; (2) to use its best efforts to cause such registration statement to be declared effective under the Securities Act by April 2, 1999; and (3) to keep that exchange offer open for not less than 20 business days and cause that exchange offer to be consummated no later than the 30th business day after such registration statement is declared effective. The 11 1/2% Senior Notes are senior unsecured obligations ranking equivalent in right of payment to all our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. The net proceeds of the 11 1/2% Senior Notes offerings, after deducting discounts and commissions and estimated expenses payable by the Company, were approximately $342.8 million.

NOTE 4 - STRATEGIC ALLIANCES

Strategic Alliance with IXC Internet Services, Inc.
---------------------------------------------------

On February 25, 1998, the Company acquired from IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., 20-year noncancellable indefeasible rights of use ("IRUs") in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for 10,229,789 shares of common stock of the Company (the "IXC Initial Shares") pursuant to an IRU and Stock Purchase Agreement dated as of July 22, 1997 between the Company and IXC, as amended (the "IRU Purchase Agreement"). The issuance of the IXC Initial Shares was recorded at $7.6875 per share (the last reported quoted market price of the Company's common stock on the date of the closing). Such amount equaled $78.6 million. If the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is less than $240.0 million at the earlier of one year following delivery and acceptance of the total amount of bandwidth corresponding to the PSINet IRUs or February 25, 2002 (the "Determination Date"), the Company will be obligated to provide IXC with additional shares of its common stock, or at the sole option of the Company, cash or a combination thereof equal to the shortfall (the "Contingent Payment Obligation"). The Company has the right to accelerate the Contingent Payment Obligation to any date (the "Acceleration Date") prior to the Determination Date. In addition, the right of IXC to receive additional shares of common stock and/or cash pursuant to the Contingent Payment Obligation will terminate on such date as the fair market value of the IXC Initial Shares (based on a 20 trading day volume-weighted average share price) is equal to or greater than $240.0 million. At September 30, 1998, the IXC Initial Shares had an aggregate market value of $142.6 million based on the closing market price per share of the Company's common stock on such date of $13.938.

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

The bandwidth corresponding to the PSINet IRUs is contemplated to be delivered to the Company (to the extent then available) in specified minimum increments every six months during the two year period following closing. As of September 30, 1998, the Company had accepted from IXC 1,475 equivalent route miles of OC-48 bandwidth and had recorded $27.4 million as an increase to fixed assets and a decrease to "Bandwidth asset to be delivered under IRU agreement" in shareholders' equity (deficit).

The Company expects to incur on an annual basis approximately $1.15 million in operations and maintenance fees with respect to the PSINet IRUs for each 1,000 equivalent route miles of OC-48 bandwidth accepted under the agreement.

NOTE 5 - INVESTMENTS IN AND ACQUISITIONS OF CERTAIN BUSINESSES

During the nine months ended September 30, 1998, the Company acquired 12 companies. The Company also acquired an equity interest in one company. The following table summarizes certain information concerning these acquisitions or investments:

---------------------------------------------------------------------------------------
                                Principal                              Ownership
       Business Name         Market Location   Acquisition Date         Interest
---------------------------------------------------------------------------------------
Internet Prolink S.A.        Switzerland       January 1998                100%
---------------------------------------------------------------------------------------
iSTAR internet inc.          Canada            February and                100%
                                               May 1998
---------------------------------------------------------------------------------------
Interactive Telephony        Channel           April 1998                  100%
Limited                      Islands, Jersey
---------------------------------------------------------------------------------------
WorldPay Limited*            Channel           April 1998                 12.5%
                             Islands, Jersey
---------------------------------------------------------------------------------------
Interactive Networx GmbH     Germany           May 1998                    100%
---------------------------------------------------------------------------------------
LinkAge Online Limited       Hong Kong         June 1998                   100%
---------------------------------------------------------------------------------------
ioNET Internetworking        United States     June 1998                   100%
Services
---------------------------------------------------------------------------------------
SCII-CalvaPro                Sub-Sahara        June 1998                   100%
                             Africa
---------------------------------------------------------------------------------------
INTERLOG Internet Service,   Canada            July 1998                   100%
Inc.
---------------------------------------------------------------------------------------
Rimnet Corporation           Japan             August 1998                 100%
---------------------------------------------------------------------------------------
TWICS Co., Ltd.              Japan             September 1998              100%
---------------------------------------------------------------------------------------
Hong Kong Internet &         Hong Kong         September 1998              100%
Gateway Services
---------------------------------------------------------------------------------------
Inet, Inc.                   Korea             September 1998              100%
---------------------------------------------------------------------------------------

*The investment in WorldPay is accounted for under the cost method.

Certain portions of the purchase prices have been retained to secure performance by certain sellers of indemnification or other contractual obligations.

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets and liabilities assumed, based on their respective fair values at the acquisition dates. The excess of the purchase price over the fair value of the net tangible assets of the acquisitions is being amortized over periods up to 15 years from the dates of acquisition.

In connection with these acquisitions, the Company recorded a $40.4 million charge in the nine months ended September 30, 1998 for acquired in-process research and development. This represents the value of purchased in-process technology on projects that have not yet reached technological feasibility and have no alternative future use. The charge is comprised of $7.0 million in the first quarter of 1998 relating to the acquisition of iSTAR, $20.0 million in the second quarter relating to the acquisitions of INX, ioNet and LinkAge, and $13.4 million in the third quarter relating to the acquisitions of Interlog, Rimnet and Inet.

The amount of purchase price allocated to in-process research and development was determined using appropriate valuation techniques, including percentage-of-completion which utilizes the key milestones to estimate the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

The value assigned to purchased in-process technology was determined by identifying research projects in areas including network applications such as Internet Protocol telephony, access technologies such as asymmetric digital subscriber line access and wireless local loop access, and other technologies for which technological feasibility has not been established. The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, consideration was given, as appropriate, to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on the following assumptions.

The estimated revenue associated with the respective business enterprise valuations assumes five-year compound annual revenue growth rates of between 22% to 45%. Revenue growth rates for each technology were developed considering, among other things, the current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products. Estimated total revenue from the purchased in-process technology projects generally peak in the year 2003 and decline through 2007 as other new products are expected to be introduced. These revenue projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. The estimated net cash flows were discounted back to their present value using a discount rate of between 17.0% and 27.5%, which represents a premium to the Company's cost of capital. The estimated percentage-of-completion of the various in-process research and development projects ranged from 50% to 85% complete.

The resulting net cash flows from such projects were based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes associated with such projects.

If none of these projects is successfully developed, the Company's sales and profitability may be adversely affected in future periods. However, the failure of any particular individual project in-process would not have a material impact on the Company's financial condition or its results of operations.
Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. We expect to begin to benefit from the purchased in-process technology in late 1998 or early 1999.

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

The purchase price relating to one transaction may be increased by up to $8.0 million pursuant to an earnout provision in the event the acquired company achieves certain levels of operating results in the period following the acquisition. Such amount will be recorded as additional cost of the acquired company and reflected as additional purchased goodwill when it becomes probable that the amount will be paid.

In connection with the acquisition of these companies, liabilities assumed were as follows (in thousands of U.S. dollars):


Fair value of assets acquired      $ 211,502
Cash paid for the capital stock     (141,580)
                                   ---------
  Liabilities assumed              $  69,922
                                   =========


The following presents the unaudited pro forma results of operations of the Company for the nine month periods ended September 30, 1998 and 1997 as if all of the companies acquired since the beginning of 1998 in business combinations accounted for under the purchase method had been consummated at the beginning of the periods presented. The pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets and the write-off of intangible assets consisting of in-process research and development costs relating to the acquisitions. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

                                                       Nine  Months Ended
                                    ---------------------------------------------------------
                                         September 30, 1998           September 30, 1997
                                    ----------------------------  ---------------------------
                                    (in millions of U.S. dollars, except per share amounts)
Revenue                                                 $ 201.6                      $ 154.6
Net loss                                                $(150.8)                     $(120.1)
Basic and diluted loss per share                        $ (3.07)                     $ (2.98)

NOTE 6 - SUBSEQUENT EVENTS

In October 1998, the Company acquired two Internet service providers: Tokyo Internet Corporation in Japan, and Internet Exchange Europe, B.V./Unix Support Netherland B.V. in the Netherlands. The aggregate amount of the purchase prices and related payments for these acquisitions was approximately $147.7 million, exclusive of indebtedness assumed in connection with such acquisitions. Of such amount, the Company paid $120.7 million and retained the balance to secure performance by certain sellers of indemnification or other contractual obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with (1) our accompanying unaudited consolidated financial statements and notes thereto, (2) our audited consolidated financial statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 1997 included in our Annual Report on Form 10-K for such period, (3) our unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements for the three month period ended March 31, 1998 and the three and six month periods ended June 30, 1998 included in our Form 10-Q for the quarters then ended, as filed with the Securities and Exchange Commission. This discussion includes certain forward-looking statements. Actual results could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" set forth in
Exhibit 99.1 filed herewith and our other filings with the Securities and Exchange Commission.

We wrote this Management's Discussion and Analysis using the Securities and Exchange Commission's newly adopted "Plain English" guidelines to provide you with more understandable and useful information. Unless the context otherwise requires, "PSINet", the "Company", "we", "our" and "us" refer to PSINet Inc. and its subsidiaries.

GENERAL

We are a leading global facilities-based provider of Internet access services and related products and derive a majority of our revenues from providing Internet access services to business customers and other Internet Service Providers ("ISPs"). We provide dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in 12 of the 20 largest international telecommunications markets. Business customers are typically signed to contracts that range from one to three years. Revenues generated from business customers are typically comprised of recurring monthly fees, installation and start-up charges and sales of related equipment and services. Revenues from other ISPs are generated pursuant to network access agreements which typically require a minimum number of subscribers and obligate the ISP customers to pay us specified monthly fees for each subscriber using the PSINet network. In addition, we provide a variety of value-added services, including, among others, corporate intranets, Web hosting, security services, commerce solutions and other advanced Internet Protocol ("IP") -based applications, including, among others, Voice-Over-Internet Protocol ("VOIP") services and Internet fax. Revenues from value-added services are typically in the form of monthly charges and are often bundled with Internet access services.

At September 30, 1998, we served 46,700 business accounts, including 141 ISPs, and connected to more than 475 points of presence ("POPs") in 12 countries throughout North America, Asia and Europe. The 141 ISPs provided Internet services to over 665,000 customers using PSINet Internet solutions.

We own and operate a technologically advanced, high-speed data communications network with over 245 POPs located in the U.S. and over 230 POPs located internationally. To meet the growing data communications needs of our customers, we seek to continually expand and enhance our network infrastructure and are committed to a strategy of being a facilities-based ISP, rather than relying solely on leased bandwidth for our network backbone. This strategy is intended to lower operating costs, improve capacity and ensure sufficient availability of bandwidth when needed. In connection with this program, we have made significant investments in telecommunications circuits and equipment to produce an IP-optimized, geographically dispersed, Asynchronous Transfer Mode ("ATM"), Integrated Service Digital Network ("ISDN") and Switched Multimegabit Data Service ("SMDS") compatible frame relay network. These investments generally are made in advance of anticipated customer growth and resulting revenue.

As part of our ongoing efforts to further expand and enhance our network, we have recently acquired or agreed to acquire significant amounts of global fiber-based telecommunications bandwidth, including

IRUs or other rights in up to 10,000 equivalent route miles of OC-48 capacity across the United States, STM-1 transatlantic capacity connecting the United States, the United Kingdom and continental Europe, dark fiber connecting the New York City and Washington, D.C. metropolitan areas and major metropolitans areas in between, and six DS-3s of transpacific capacity connecting the United States and Japan. In addition, we have entered into an agreement with other leading global telecommunications companies to build the Japan-U.S. Cable Network. The acquisition of these bandwidth assets is expected to increase our network capacity by at least 50 times and to reduce significantly our future data communications and operations costs per equivalent mile. In addition, the increased network capacity is expected to enable us to offer a wider variety of higher-speed Internet and Internet-related services to a larger customer base. As a result, we anticipate that our data communications and operations costs as a percentage of revenue will decrease as we substitute the acquired bandwidth for leased circuit arrangements with various telecommunications carriers. We expect to further expand our network in North America, Europe and Asia, as well as in other select international markets, and to acquire fiber-based IRUs and dark fiber in these regions to support demand growth and reduce costs.

INTERNATIONAL OPERATIONS

We currently have operations in 12 of the 20 largest international telecommunications markets including Belgium, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Republic of Korea, Switzerland, the United Kingdom and the United States. We typically enter a new market through an investment in a start-up company within the particular market or by acquiring a local ISP. Revenue from international operations continues to increase as a percentage of consolidated results, comprising 38% of revenue in the third quarter of 1998. By comparison, it was 18% of revenue in the fourth quarter of 1997, 28% in the first quarter of 1998, and 31% in the second quarter of 1998.

The following table provides a brief overview of our domestic and international operations (based upon the location from which service is provided):

                                                                   WHOLESALE
                        REVENUES                                      AND
                    FOR NINE MONTHS                   BUSINESS      CONSUMER     PLANNED
                     ENDED 9/30/98        POPS        ACCOUNTS      ACCOUNTS    BACKBONE   COMMENCEMENT
                       (MILLIONS)     (AT 10/1/98)  (AT 10/1/98)  (AT 10/1/98)  BANDWIDTH  OF OPERATIONS
                    ----------------  ------------  ------------  ------------  ---------  -------------
          U.S.               $110.7           245        22,800       483,700   2,400Mbps       1989
          Canada               19.1            42         6,500        86,200     155           1996
          Europe               25.4           151         9,600        23,700     155           1995
          Asia                 10.5            62        14,400        81,200     270+          1994
                             ------           ---        ------       -------
                             $165.7           500        53,300       674,800
                             ======           ===        ======       =======

ACQUISITIONS AND INVESTMENTS

As part of our growth strategy, we have, over the last twelve months, completed the acquisition of 15 ISPs in eight of the 20 largest global telecommunications markets, resulting in the addition of approximately 21,200 new business and Web services accounts, over 200,000 new consumer dial-up customers and over 150 new POPs. The aggregate amount of the purchase prices and related payments for these acquisitions was approximately $285.1 million, exclusive of indebtedness assumed in connection with such acquisitions. Of such amount, we have paid $247.1 million and retained the balance to secure performance by certain sellers of indemnification or other contractual obligations. The following table summarizes certain information concerning these acquisitions:

            ABBREVIATED                                                                           RANKING
              NAME OF                                                                            AMONG 20
              ACQUIRED        DATE OF           PRINCIPAL           BUSINESS      CONSUMER    LARGEST GLOBAL
              COMPANY       ACQUISITION     MARKET TERRITORY      ACCOUNTS (1)  ACCOUNTS (1)  TELECOM MARKETS
          ----------------  -----------  -----------------------  ------------  ------------  ---------------
          CalvaCom                10/97  France                         1,500         2,300                 5
          Iprolink                 1/98  Switzerland                    2,400         2,600                14
          iSTAR                    2/98  Canada                         2,700        47,000                10
          ITL                      4/98  Jersey, Channel Islands           --            --               N/A
          INX                      5/98  Germany                          650        15,600                 3
          ioNET                    6/98  U.S.                           2,300        21,500                 1
          LinkAge                  6/98  Hong Kong                      1,100            --                19
          CalvaPro                 6/98  Sub-Sahara Africa                425            30               N/A

     Interlog            7/98  Canada           2,100    41,000    10
     Rimnet              8/98  Japan              260    56,000     2
     TWICS               9/98  Japan               70     1,700     2
     HKIGS               9/98  Hong Kong          200        --    19
     Inet                9/98  Korea            1,100    13,000    12
     Tokyo Internet     10/98  Japan            6,500    10,000     2
     IXE/USN            10/98  Netherlands         85        --    13
                                               ------   -------
                               Total           21,390   210,730
                                               ======   =======
        _______________________
(1)  As of the respective dates of acquisition.


ISSUANCE OF 10% SENIOR NOTES

In April 1998, we completed an offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005 (the "10% Senior Notes"). The 10% Senior Notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. They are rated B3 by Moody's Investors Service and B- by Standard & Poor's.

The 10% Senior Notes will mature on February 15, 2005. Interest on the 10% Senior Notes is payable semi-annually on August 15 and February 15 of each year, commencing August 15, 1998. The 10% Senior Notes are redeemable at our option in whole or in part, at any time on or after February 15 of 2002, 2003 and 2004 at 105%, 102.5% and 100% of the principal amount thereof, respectively, in each case, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to February 15, 2001, we may redeem up to 35% of the original aggregate principal amount of the 10% Senior Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain public equity offerings or the sale of stock to one or more strategic investors, provided that at least 65% of the original aggregate principal amount of the 10% Senior Notes remains outstanding immediately after such redemption. Upon the occurrence of certain change of control events, we will be required to make an offer to purchase the 10% Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The net proceeds of the offering of the 10% Initial Notes, after deducting discounts and commissions and expenses payable by us, were approximately $581.0 million. Concurrently with the closing of the offering, we deposited $138.7 million of such net proceeds into an escrow account, which, together with the proceeds of the investment thereof, is expected to be sufficient to pay when due the first five semi-annual interest payments on the 10% Senior Notes.

ISSUANCE OF 11 1/2% SENIOR NOTES

In November 1998, we completed offerings of $350.0 million aggregate principal amount of 11 1/2% Senior Notes due 2008 (the "11 1/2% Senior Notes"). The 11 1/2% Senior Notes were issued and sold in accordance with Rule 144A and Regulation S under the Securities Act of 1933 as amended (the "Securities Act"). They are rated B3 by Moody's Investors Service and B- by Standard & Poor's.

We have agreed (i) to file a registration statement with the Securities and Exchange Commission ("SEC") to exchange the 11 1/2% Senior Notes for our senior debt securities with terms identical to the 11 1/2% Senior Notes by January 18, 1999; (ii) to use our best efforts to cause such registration statement to be declared effective under the Securities Act by April 2, 1999; and (iii) to keep that exchange offer open for not less than 20 business days and cause that exchange offer to be consummated no later than the 30th business day after such registration statement is declared effective. The 11 1/2% Senior Notes are senior unsecured obligations ranking equivalent in right of payment to all our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all our existing and future subordinated indebtedness.

The 11 1/2% Senior Notes will mature on November 1, 2008. Interest on the 11 1/2% Senior Notes is payable in cash semi-annually on May 1 and November 1 of each year, commencing May 1, 1999. We will be able to redeem the 11 1/2% Senior Notes, at our option, on or after November 1, 2003, 2004, 2005, and 2006 at 105.75%, 103.833% and 101.917% and 100.0% of the principal amount thereof, respectively, and thereafter at 100.0% of the principal amount thereof, in each case, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to November 1, 2001, we may redeem up to 35% of the original aggregate principal amount of the 11 1/2% Senior Notes at a redemption price of 111.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of certain public equity offerings or the sale of stock to a strategic investor in a single transaction or a series of related transactions, provided that at least 65% of the original aggregate principal amount of the 11 1/2% Senior Notes remains outstanding immediately after such redemption. Upon the occurrence of certain change of control events, we could be required to make an offer to purchase the 11 1/2% Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The aggregate net proceeds of the 11 1/2% Senior Notes offerings, after deducting discounts and commissions and estimated expenses payable by us, were approximately $342.8 million. We intend to use the net proceeds from these offerings to finance capital expenditures, including the acquisition of additional telecommunications bandwidth and related facilities and equipment, and the construction of Internet data centers, and general corporate purposes. In addition, we may also use a portion of the net proceeds to make investments in or acquisitions of businesses or assets related to or complementary to our business.

CREDIT FACILITY

On September 29, 1998, we entered into a new three-year senior secured revolving credit facility, pursuant to which The Chase Manhattan Bank ("Chase") is acting as administrative agent, to replace our existing bank credit arrangements in the United States (the "Credit Facility"). The Credit Facility is a secured revolving credit facility with borrowing availability thereunder in the maximum principal amount of $110.0 million, $108.5 million of which was drawn upon to finance a portion of the purchase price for the acquisition of Tokyo Internet. Prior to the closing of the initial 11 1/2% Initial Notes offering, we repaid, with other cash on hand, all borrowings outstanding under the Credit Facility. Following the closings of those offerings, we continue to have borrowing capacity of up to $110.0 million under the Credit Facility, subject to its terms.

Borrowings under the Credit Facility bear interest, at our option, at (1) the London interbank offered rate for deposits in U.S. Dollars for the relevant period multiplied by the statutory reserve rate plus the Applicable Margin ("Eurodollar Rate") or (2) the higher of Chase's prime rate or the Federal
Funds effective rate plus 1/2 of 1%, plus the Applicable Margin ("ABR Rate"). The Applicable Margin varies based on the Leverage Ratio (as defined in the Credit Facility) as of the most recent determination date. Currently, the Applicable Margin is 1.75% for ABR Rate borrowings and 2.75% for Eurodollar Rate borrowings.

Our obligations under the Credit Facility are guaranteed by each of our existing and subsequently acquired or organized significant domestic subsidiaries (a subsidiary which owns or maintains at least $1,000,000 in assets or generates at least $1,000,000 in annual revenues) and are secured by a lien on substantially all of our assets and each subsidiary guarantor and by a pledge by us and each subsidiary guarantor of all capital stock and other equity interests it owns (65% in the case of equity interests in foreign subsidiaries).

The Credit Facility contains covenants and provisions that restrict, among other things, our ability and our subsidiaries' ability to:

 .    make dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments;
 .    make prepayments, redemptions and repurchases of indebtedness;
 .    incur liens and enter into sale-leaseback transactions;
 .    make certain loans and investments;
 .    incur additional indebtedness and certain contingent obligations;
 .    effect certain mergers, acquisitions and asset sales;
 .    engage in certain transactions with affiliates;
 .    effect certain changes in business conducted by us; and
 .    amend and waive certain debt and other agreements.

The Credit Facility also requires the satisfaction of certain financial covenants, including a minimum annual consolidated revenue test, a minimum debt-to-annualized adjusted revenue ratio, a minimum aggregate balance of nonrestricted cash and available borrowings and a minimum EBITDA test. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Structure." In addition, the Credit Facility requires a reduction in the maximum amount of availability and prepayments (if required as a result of such reduction) equal to the net proceeds received from certain asset sales aggregating more than $5 million and from certain casualty events.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Revenue.   We generate revenue primarily from the sale of Internet access and related services to businesses. Revenue was $67.6 million for the three months ended September 30, 1998, an increase of $35.6 million, or 111%, from $32.0 million for the three months ended September 30, 1997. Revenue was $165.7 million for the nine months ended September 30, 1998, an increase of $78.6 million, or 90%, from $87.1 million for the nine months ended September 30, 1997. The 90% year-to-date revenue growth is broken down into 55% from those operations that were in existence at September 30, 1997 and 35% from companies acquired since that date. Our organic growth is attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new customer account, and an increase in the business account retention rate.

Our customer account base increased by 103% to 46,700 business accounts including 141 ISPs at September 30, 1998, from 23,000 business accounts including 41 ISPs at September 30, 1997. Average annual new contract value increased to $5,900 from $5,800 in the second quarter of 1998, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth.

Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $51.9 million (76.8% of revenue) for the three months ended September 30, 1998, an increase of $28.1 million from $23.8 million (74.3% of revenue) for the three months ended September 30, 1997. Data communications and operations expenses were $130.5 million (78.8% of revenue) for the nine months ended September 30, 1998, an increase of $63.7 million from $66.8 million (76.7% of revenue) for the nine months ended September 30, 1997. The increase in expenses related principally to increases in (1) leased long distance, dedicated customer and dial-up circuit costs, (2) expenditures for additional primary rate interfaces ("PRIs") to support the growth of our Carrier and ISP Services business, and (3) personnel costs resulting from the expansion of our network operations, customer support and field service staff, including through acquisitions. Circuit costs relating to our new and expanded POPs and PRIs generally are incurred by us in advance of anticipated growth in our customer base. Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, we anticipate that costs for data communications and operations as a percentage of revenue will decrease as we substitute network bandwidth purchased or acquired under capital lease agreements for bandwidth currently taken under operating lease agreements. This will, in turn, result in increases in depreciation and amortization expense.

Sales and Marketing.   Sales and marketing expenses consist primarily of sales
and marketing personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $14.7 million (21.8% of revenue) for the three months ended September 30, 1998, an increase of $8.5 million from $6.2 million (19.4% of revenue) for the three months ended September 30, 1997. Sales and marketing expenses were $37.9 million (22.9% of revenue) for the nine months ended September 30, 1998, an increase of $19.8 million from $18.1 million (20.7% of revenue) for the nine months ended September 30, 1997. The increase resulted principally from costs related to a branding and advertising campaign and from costs associated with the growth of our sales force in conjunction with our growth and acquisition strategy. All advertising and marketing costs are expensed in the period incurred.

General and Administrative.   General and administrative expenses consist
primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $11.6 million (17.1% of revenue) for the three months ended September 30, 1998, an increase of $6.2 million from $5.4 million (16.7% of revenue) for the three months ended September 30, 1997. General and administrative expenses were $29.4 million (17.8% of revenue) for the nine months ended September 30, 1998, an increase of $12.4 million from $17.0 million (19.5% of revenue) for the nine months ended September

30, 1997. The increase resulted from the addition of management staff and related operating expenses across the organization, including in conjunction with our growth and acquisition strategy, and increases in the provision for doubtful accounts receivable associated with our growth in revenue.

Depreciation and Amortization. Depreciation and amortization costs were $14.7 million (21.7% of revenue) for the three months ended September 30, 1998, an increase of $8.1 million from $6.6 million (20.5% of revenue) for the three months ended September 30, 1997. Depreciation and amortization costs were $37.0 million (22.3% of revenue) for the nine months ended September 30, 1998, an increase of $16.4 million from $20.6 million (23.7% of revenue) for the nine months ended September 30, 1997. Depreciation and amortization costs have increased as a result of capital expenditures associated with network infrastructure enhancements and amortization of intangible assets related to acquisitions. We anticipate that our depreciation and amortization expenses will continue to increase significantly as a percentage of revenue as we substitute network bandwidth purchased or acquired under capital lease agreements for bandwidth currently taken under operating lease agreements, and as we record depreciation and amortization on tangible and intangible assets related to business combinations and expansion of our operations.

Acquired In-Process Research and Development.   The results for the three months
ended September 30, 1998 include a $13.4 million charge (19.8% of revenue) for acquired in-process research and development related to acquisitions completed during the third quarter. The results for the nine months ended September 30, 1998 include a $40.4 million charge (24.4% of revenue) for acquired in-process research and development. The charges were based on independent valuations and reflect technologies acquired prior to technological feasibility and for which there is no alternative future use. There were no comparable charges in 1997.

Interest Expense.   Interest expense was $18.7 million for the three months
ended September 30, 1998, an increase of $17.2 million from $1.5 million for the three months ended September 30, 1997. Interest expense was $38.2 million for the nine months ended September 30, 1998, an increase of $34.0 million from $4.2 million for the nine months ended September 30, 1997. The increase was due to interest on our issuance of $600.0 million aggregate principal amount of 10% Senior Notes, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements. We expect interest expense to increase in future quarters as a result of the issuance of the 11 1/2% Senior Notes.

Interest Income.   Interest income was $4.7 million for the three months ended
September 30, 1998, an increase of $4.2 million from $0.5 million for the three months ended September 30, 1997. Interest income was $11.4 million for the nine months ended September 30, 1998, an increase of $9.4 million from $2.0 million for the nine months ended September 30, 1997. The increases were due to interest received on the net proceeds of our offering of the 10% Senior Notes, which proceeds are invested in U.S. Government securities, A-1/P-1 rated certificates of deposit or A-1/P-1 rated commercial paper until such time as they are used for other purposes.

Gain on Sale of Investment.   The gain on the sale of investments of $5.6
million for the three months and nine months ended September 30, 1998 relates to the recognition of realized gains on equity securities that we sold during the third quarter. The gain on the sale of investments of $5.7 million for the nine months ended September 30, 1997 relates to the sale in the first quarter of 1997 of our software subsidiary.

Net Loss to Common Shareholders and Loss per Share.   As a result of the factors
discussed above, our net loss to common shareholders for the three months ended September 30, 1998 was $48.1 million, or $0.93 basic and diluted loss per share, a $37.4 million increase from a net loss to common shareholders for the three months ended September 30, 1997 of $10.7 million, or $0.26 basic and diluted loss per share. Our net loss to common shareholders for the nine months ended September 30, 1998 was $132.4 million, or $2.70 basic and diluted loss per share, a $101.1 million increase from a net loss to common shareholders for the nine months ended September 30, 1997 of $31.3 million, or $0.78 basic and diluted loss per share. The return to preferred shareholders, which comprises the dividends with respect to our Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") and accretion of the related conversion premium on the Series B Preferred Stock, is subtracted from net loss in determining the net loss to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements through cash from operations, through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuance of debt and equity securities.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Cash flows used in operating activities were $76.9 million and $13.0 million for the nine months ended September 30, 1998 and 1997, respectively. Cash flows used in operating activities can vary significantly from period to period depending upon our net income or loss in addition to the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities.

Cash flows used in investing activities were $326.0 million and cash flows provided by investing activities were $13.0 million for the nine months ended September 30, 1998 and 1997, respectively. Purchases of short-term investments related to the 10% Senior Notes offering during the nine months ended September 30, 1998 were $247.2 million, offset by proceeds from the sale of short-term investments of $200.0 million. The change in restricted cash, including the escrow for interest on the 10% Senior Notes, was $106.2 million. The expansion of the Company's network resulted in capital expenditures of $103.3 million and $29.1 million for the nine months ended September 30, 1998 and 1997, respectively (which included capital expenditures financed under equipment financing agreements aggregating $54.9 million and $20.0 million, respectively). Acquisition activities resulted in the use of $123.8 million of cash for the nine months ended September 30, 1998, net of cash acquired. Cash flows provided by investing activities for the nine months ended September 30, 1997 benefited from the sale in February 1997 of our software subsidiary for cash consideration of $12.0 million and the receipt of $8.5 million as repayment of intercompany debt owed by our software subsidiary.

Cash flows provided by financing activities were $654.2 million and cash flows used in financing activities were $12.2 million for the nine months ended September 30, 1998 and 1997, respectively. The financing cash flow in 1998 primarily relates to issuance of the 10% Senior Notes and borrowings under the Credit Facility, offset by repayments on our financing facilities. During the nine months ended September 30, 1998 and 1997, we made repayments aggregating $61.5 million and $19.6 million, respectively, on such financing facilities.

As of September 30, 1998, we had $463.0 million of cash, cash equivalents, restricted cash and short-term investments, and short-term investments and marketable securities, including $122.8 million escrowed for the repayment of interest on the 10% Senior Notes.

CAPITAL STRUCTURE

Our capital structure at September 30, 1998 consisted of lines of credit, capital lease obligations and notes payable (including the 10% Senior Notes), preferred stock and common stock.

Total borrowings at September 30, 1998 were $817.7 million, which included $44.7 million in current obligations and $773.0 million in long-term capital lease obligations and notes payable. We also had $0.6 million of letters of credit outstanding as of September 30, 1998. As of that date, the aggregate unused portion under our various financing arrangements for purchases of equipment and other fixed assets was $60.4 million. The aggregate unused portion of our operating lines of credit (some of which are subject to a borrowing base formula) was $0.4 million.

Prior to the closing of the 11 1/2% Senior Notes offerings, we repaid, with other cash on hand, $108.5 million of borrowings outstanding under the Credit Facility. Following the closing of these offerings, we continue to have borrowing capacity of up to $110 million under the Credit Facility, subject to its terms.

Our bank financing arrangements in the United States, which are secured by substantially all of our assets, require us to satisfy certain financial covenants such as those relating to consolidated revenue, leverage, liquidity and EBITDA (as defined therein), and prohibit us from paying cash dividends and repurchasing our capital stock without the lender's consent. In particular, we are required not to permit:
 .      consolidated revenue for any period of four consecutive fiscal quarters to be less than $215.0 million on or after December 31, 1998 but prior to June 30, 1999, $285.0 million on or after June 30, 1999 but prior to December 31, 1999, $350.0 million on or after December 31, 1999 but prior to June 30, 2000, $425.0 million on or after June 30, 2000 but prior to December 31, 2000, and $500.0 million on December 31, 2000 and thereafter;
 .      the ratio of consolidated debt minus cash (excluding cash escrowed with respect to the payment of obligations) to annualized consolidated revenue for the most recent fiscal quarter for which financial statements have been delivered (as adjusted to give pro forma effect to any acquisitions completed during or after such fiscal quarter) to exceed 2.5 to 1 at any time;
 .      the sum of cash (excluding cash escrowed with respect to the payment of obligations) and available borrowing capacity under the Credit Facility at any time to be less than $100.0 million; and
 .      EBITDA (as defined therein), to be less than negative $45.0 million, negative $40.0 million, negative $29.0 million, negative $15.0 million, $0, $15.0 million, $25.0 million, $40.0 million and $50.0 million for any period of four consecutive fiscal quarters ending on each of December 31, 1998, March 31, 1999, June 30, 1999, September 30, 1999, December 31,
       1999, March 31, 2000, June 30, 2000, September 30, 2000 and December 31,
       2000, respectively.

In April 1998, we completed an offering of $600.0 million aggregate principal amount of 10% Senior Notes, and in November 1998, we completed offerings of $350.0 million of 11 1/2% Senior Notes. The net proceeds of the offering, after giving effect to discounts, commissions and estimated expenses and the establishment of a $138.7 million escrow arrangement to fund when due the first five interest payments on the 10% Senior Notes, were $785.1 million.

The Indenture for the 10% Senior Notes and the 11 1/2% Senior Notes contain certain financial covenants with which we must comply relating to, among other things, the following matters:

 .      limitation on our payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding certain permitted payments and investments;
 .      limitation on our incurrence and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to
       6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding certain permitted incurrences of debt;
 .      limitation on our incurrence and our subsidiaries' incurrence of liens, unless the 10% Senior Notes are secured equally and ratably with the obligation or liability secured by such lien, excluding certain permitted liens;
 .      limitation on the ability of any subsidiary of ours to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on their capital stock, payment of indebtedness owed to us or any other subsidiary, making of investments in us or any other subsidiary, or transfer of any properties or assets to us or any other subsidiary, excluding certain permitted encumbrances and restrictions;
 .      limitation on certain mergers, consolidations and sales of assets by us or our subsidiaries;
 .      limitation on certain transactions with affiliates of ours;
 .      limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any indebtedness of us unless such subsidiary provides for a guarantee of the 10% Senior Notes and the 11 1/2% Senior Notes on the same terms as the guarantee of such indebtedness;
 .      limitation on certain sale and leaseback transactions by us or our subsidiaries;
 .      limitation on certain issuances and sales of capital stock of subsidiaries of ours; and
 .      limitation on the ability of us or our subsidiaries to engage in any business not substantially related to a telecommunications business.

In November 1997, we completed a private placement of 600,000 shares of our Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") for gross proceeds of $30.0 million. Each share of Series B Preferred Stock has a stated value of $50.00 per share. The Series B Preferred Stock accrues dividends at an annual rate of 8%, payable quarterly in cash or, at our option, our Series B Preferred Stock. The Series B Preferred Stock is convertible into a number of shares of our common stock equal to the stated value of the Series B Preferred Stock at a conversion price of $10 per share of common stock during the first year. The conversion price may be reset at the end of the first and second anniversary dates, under certain circumstances, to the stock's then current market value. At the third anniversary date, the conversion price may be reset under certain circumstances, to 95% of the stock's then current market value.
To reflect the nature of the conversion rights, preferred stock has been reduced by $1.5 million with a corresponding increase to capital in excess of par value.

The Series B Preferred Stock may be redeemed, at our option, under certain circumstances commencing on the third anniversary of original issuance. So long as any Series B Preferred Stock remains outstanding, except for any payment that may be made pursuant to the IRU Purchase Agreement, neither we nor any of our subsidiaries will:

 .      redeem, purchase or otherwise acquire directly or indirectly any common stock or other junior securities,
 .      directly or indirectly pay or declare any dividend or make any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights under our shareholder rights plan) upon, nor will any distribution (other than certain dividends or distributions or a distribution on securities issuable pursuant to any rights pursuant to the rights plan) be made in respect of, any common stock or other junior securities, or
 .      set aside any funds for or apply any funds to the purchase, redemption or acquisition (through a sinking fund or otherwise) of any common stock or other junior securities (other than pursuant to the rights plan).

We may, however, redeem, purchase or otherwise acquire and set aside funds for and apply funds to the purchase, redemption or acquisition of common stock or other junior securities:

 .     for up to an aggregate amount not to exceed, at any point in time the sum of: (1) $10.0 million plus (2) an amount equal to 100% of the aggregate net cash proceeds received by us after November 10, 1997 from the issuance of common stock or other junior securities or debt securities that have been converted into common stock or other junior securities plus (3) an amount equal to 50% of our cumulative consolidated positive earnings before interest, taxes, depreciation and amortization as reported by us in respect of each fiscal quarter commencing with the fiscal quarter ending December 31, 1997, or
 .     pursuant to the right of first offer granted pursuant to the IRU Purchase
      Agreement, provided that immediately after giving effect thereto, our consolidated shareholders' equity will not be less than $20.0 million.

We have a credit facility with a Canadian bank ("Canadian Credit Facility") which provides availability of loans to our Canadian subsidiary in three components:

 .      a revolving credit facility of Cdn. $150,000;
 .      a term loan of Cdn. $1,000,000, having a balance outstanding of Cdn.
       $281,000 as of September 30, 1998, repayable in February 1999; and
 .      an equipment leasing facility of Cdn. $1,000,000 having a balance outstanding of Cdn. $773,000 as of September 30, 1998, and a final maturity date of March 2001.

Borrowings under the revolving credit facility and the term loan bear interest at the applicable prime rate of the bank plus 1.5%. Borrowings under the equipment lease facility bear interest at an average rate of 8.7%.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

As of September 30, 1998, we had commitments to certain telecommunications vendors totaling $80.2 million. The commitments require minimum monthly usage levels of data and voice communications over the next five years. Additionally, we have various agreements to lease office space and facilities and, as of September 30, 1998, were obligated to make future minimum lease payments of $35.5 million on non-cancellable operating leases expiring in various years through 2005. We are obligated, under the terms of one of our Carrier and ISP Services agreements, to provide the ISP customer with a rental facility of up to $5.0 million for telecommunications equipment owned or leased by us and deployed in the customer's network. At September 30, 1998, we had provided $1.4 million of equipment under this facility. In certain cases we also obtain local customer circuits under multi-year agreements that permit us to redesignate the circuit to a different customer but which obligate us for that circuit until expiration.

In order to take full advantage of the bandwidth acquired from IXC, in addition to other planned capital expenditures, we expect to incur capital expenditures through the end of the year 2000 of up to $95.0 million. We expect to incur these capital expenditures in the deployment of high activity POPs throughout the United States designed and located with the objective of optimizing the efficient use of the bandwidth. These POPs are expected to contain switching, routing and modem equipment, together with any computing equipment as may be necessary to address the increase in customer demand anticipated as a result of the enhanced capacity provided by the PSINet IRUs. In addition, we expect to incur on an annual basis $1.2 million in operation and maintenance fees for each 1,000 equivalent route miles of OC-48 bandwidth accepted from IXC. Other planned capital expenditures expected to be incurred by us over the next four years include up to $35.0 million in connection with the anticipated build-out of our pan-European Internet network, including in connection with our recent acquisition of IRUs in transatlantic STM-1 bandwidth connecting the United States, the United Kingdom and the Netherlands, and for construction of our recently opened network operations center in Switzerland. In addition, we expect to incur capital expenditures of (1) approximately $45.0 million over the next several years in connection with our acquisition, lighting and utilization of 18 dark fiber optic strands connecting the New York City to Washington, D.C. metropolitan areas and major metropolitan areas in between, (2) approximately $47.0 million in connection with our recent acquisition of IRUs in transpacific DS-3 bandwidth connecting the United States and Japan, and (3) in excess of $100.0 million of total costs over the 25 year term of the agreement in connection with our agreement with a group of leading global telecommunications companies to build the Japan-U.S. Cable Network. We currently anticipate that these expenditures will be financed through a combination of capital leases, a portion of the net proceeds from the 10% Senior Notes and 11 1/2% Senior Notes offerings, and with other sources of financing. We expect to continue to seek opportunities to acquire bandwidth to enhance our global network capabilities.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth corresponding to the PSINet IRUs, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international Internet network, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of bandwidth corresponding to the PSINet IRUs, together with other working capital from operations, from existing credit facilities, from capital lease financings, from the proceeds of the 10% Senior Notes and 11 1/2% Senior Notes offerings and from future equity or debt financings (which we presently expect to be able to obtain when needed), will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. There can be no assurance, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements. See "Risk Factors--Need for Additional Capital to Finance Growth and Capital Requirements."

As more fully described in "Notes to Consolidated Financial Statements (Note 4
- Strategic Alliances - Strategic Alliance with IXC Internet Services, Inc.)," we could be obligated in accordance with the Contingent Payment Obligation to provide IXC with additional shares of our common stock and/or cash, at our sole option, as of the Determination Date or the Acceleration Date (as defined), as applicable. In the event the Contingent Payment Obligation to IXC becomes payable, we presently believe that, because it may be satisfied by us, at our sole option, by delivery of additional shares of Common Stock or cash or a combination thereof, we will have sufficient flexibility to satisfy the Contingent Payment Obligation. There can be no assurance, however, that satisfaction of the Contingent Payment Obligation will not have a material adverse effect on us. See "Risk Factors--Risks Associated with Acquisitions of Bandwidth and Strategic Alliance with IXC."

We have certain payment obligations related to earnout and purchase price retention arrangements pursuant to certain agreements between us and third parties.

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

We anticipate that we will continue to seek to develop relationships with strategic partners, both domestically and internationally, and to acquire assets (including, without limitation, additional telecommunications bandwidth) and businesses principally relating to or complementary to our existing business. Certain of these strategic relationships may involve other telecommunications companies that desire to enter into joint marketing and services arrangements with us pursuant to which we would provide Internet and Internet-related services to such companies. These transactions, if deemed appropriate by us, may also be effected in conjunction with an equity and/or debt investment by such companies in us. Such relationships and acquisitions may require additional financing and may be subject to the consent of our lenders and other third parties.

FOREIGN OPERATIONS - FINANCIAL INSTRUMENTS

We have not, in the past, used in any material respect financial instruments as hedges against certain financial and currency risks or for trading. However, as a result of the recent increase in our foreign operations, we may begin to use various financial instruments, including derivative financial instruments, in the ordinary course of business for purposes other than trading. These instruments could include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. We do not intend to use derivative financial instruments for speculative purposes. Foreign currency exchange contracts would be used to mitigate foreign currency exposure and with the intent of protecting the U.S. dollar value of certain currency positions and future foreign currency transactions. Interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, all such instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in the balance sheet. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

RISKS ASSOCIATED WITH YEAR 2000

The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. We have identified two main areas of Y2K risk:

 . Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and
 . Computer systems or embedded chips of third parties including (without limitation) financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others ("Material Third Parties") could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

We have developed, or are in the process of developing, detailed plans for implementation and testing of any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they are Y2K compliant. We have engaged a third party consultant to perform an assessment of our systems, domestically and internationally. We expect that the assessment, which is being done in stages, will be complete by December 31, 1998. We anticipate that our domestic internal systems will be Y2K ready by June 30, 1999, and our international systems will be Y2K compliant by the end of the third quarter of 1999, which is consistent with prior plans. We believe that with these detailed plans and completed modifications, the Y2K issue will not pose significant operational problems for us. However, if the modifications and conversions are not made, or not completed in a timely fashion, the Y2K issue could have a material impact on our operations.

Our cost of addressing Y2K issues has been minor to date, less than five percent (5%) of our information technology budget, but this amount will increase as substantial consultants or personnel resources are required or if operationally-important equipment must be remediated or replaced. The risk that Y2K issues could present to us include, without limitation, disruption, delay or cessation of operations, including operations that are subject to regulatory compliance. In each case, the correction of the problem could result in substantial expense and disruption or delay of our operations. The total cost of Y2K assessments and remediation is funded through cash flows generated through operations and available from other sources and, to date, we are expensing these costs. The financial impact of making any required systems changes or other remediation efforts cannot be known precisely at this time, but it is not expected to be material to our financial position, results of operations, or cash flows. We have not canceled any principal information technology projects as a result of our Y2K effort, although we have rescheduled some tasks to accommodate this effort.

In addition, we have identified and prioritized and are communicating with Material Third Parties to determine their Y2K status and any probable impact on us. We will continue to track and evaluate our long-term relationship with Material Third Parties based on the responses we receive and on information learned from other sources. If any of our Material Third Parties are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses, our business could be materially adversely affected. Disruptions could include, among other things: the failure of a Material Third Party's business; a financial institution's inability to take and transfer funds; an interruption in delivery of supplies from vendors; a loss of voice and data connections; a loss of power to our facilities; and other interruptions in the normal course of our operations, the nature and extent of which we cannot foresee. We will continue to evaluate the nature of these risks, but at this time we are unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on us. If a significant number of Material Third Parties experience failures in their computer systems or operations due to Y2K non-compliance, it could affect our ability to process transactions or otherwise engage in similar normal business activities. For example, while we expect our internal systems, domestic and international, to be Y2K ready in stages during 1999, we and our customers who communicate internationally will be dependent upon the Y2K-readiness of many foreign providers of telecommunication services and their vendors and suppliers. If these providers and others are not Y2K ready, we and our customers will not be able to send and receive data and other electronic transmissions, which would have a material adverse effect on the business and revenues of us and our customers. While many of these risks are outside our control, we have instituted a program to identify Material Third Parties and to address any non-compliance issues.

While we believe that we are adequately addressing the Y2K issue, there can be no assurance that our Y2K analyses will be completed on a timely basis or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues or financial position. We are uncertain as to our most reasonably likely worst case Y2K scenario and have not yet developed a contingency plan to handle a worst case scenario. We expect to have a contingency plan to handle this situation by September 30, 1999.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 10, 1998, the Company solicited (the "Consent Solicitation") consents (the "Consents") from each person in whose name the Company's 11 1/2% Senior Notes were registered on the books of the registrar for the 11 1/2% Senior Notes as of the close of business on November 9, 1998 and their proxies.

(c) The Consent Solicitation was conducted to receive approval of amendments to (1) the Indenture dated as of November 3, 1998 between the Company and Wilmington Trust Company, as trustee, pursuant to which the 11 1/2% Senior Notes were issued (the "Indenture") and (2) the 11 1/2% Senior Notes. The Amendments were to increase the principal amount of the 11 1/2% Senior Notes permitted to be issued pursuant to the Indenture from an aggregate principal amount of $200.0 million to $350.0 million and to make related amendments to the Indenture and the 11 1/2% Senior Notes in order to permit the Company to issue an additional $150.0 million aggregate principal amount of the 11 1/2% Senior Notes. Consents representing $152.385 million principal amount (76.2%) of the $200.0 million aggregate principal amount of then outstanding 11 1/2% Senior Notes were received approving the Amendments.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following Exhibits are filed or incorporated by reference herewith:



          Exhibit 4.1 First Supplemental Indenture dated as of November 12, 1998, between the Company and Wilmington Trust Company, as trustee

          Exhibit 4.2     Form of 11 1/2% Senior Notes Due 2008, as amended

          Exhibit 4.3 Registration Rights Agreement, dated as of November 13, 1998, among the Company and Donaldson Lufkin & Jenrette Securities Corporation, Chase Securities Inc. and Morgan Stanley & Co. Incorporated

          Exhibit 10.1 Second Amendment dated as of November 9, 1998, to the Credit Agreement, dated as of September 29, 1998, among the Company, the Lenders party thereto, the Chase Manhattan Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, and The Bank of New York, as Documentation Agent

          Exhibit 10.2 Employment Agreement dated October 12, 1998 between the Company and Geoffrey E. Axton

          Exhibit 10.3 Employment Agreement dated September 30, 1998 between the Company and Sandra L. Blaisdell

          Exhibit 10.4 Employment Agreement dated October 14, 1998 between the Company and Edward Arnold Davis

          Exhibit 10.5 Employment Agreement dated September 8, 1998 between the Company and James Haid

          Exhibit 10.6 Amendment to Employment Agreement dated October 1, 1998 between the Company and Harry Hobbs

          Exhibit 10.7 Employment Agreement dated November 2, 1998 between the Company and David J. Kramer

          Exhibit 10.8 Employment Agreement dated September 1, 1998 between the Company and Chi H. Kwan

          Exhibit 10.9 Employment Agreement dated November 6, 1998 between the Company and John Walpuck

          Exhibit 10.10 Employment Agreement dated November 12, 1998 between the Company and Lawrence Winkler

          Exhibit 10.11 Master Lease Agreement Agreement between the Company and Technology Credit Corporation No. 1788 dated June 20, 1998

          Exhibit 10.12 Master Lease Agreement Agreement between the Company and Technology Credit Corporation No. 1789 dated June 20, 1998

          Exhibit 10.13 Master Loan and Security Agreement No. 3963 between the Company and Charter Financial Inc. dated September 28, 1998

          Exhibit 11.1 Calculation of Basic and Diluted Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended September 30, 1998

          Exhibit 11.2 Calculation of Basic and Diluted Loss per Share and Weighted Average Shares Used in Calculation for the Nine Months Ended September 30, 1998

          Exhibit 27      Financial Data Schedule*

          Exhibit 99.1    Risk Factors

               * Not deemed filed for purposes of Section 11 of the Securities
                 Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement of which such exhibit relates.


(b)   Reports on Form 8-K

      On September 15, 1998, the Company filed a Current Report on Form 8-K which included certain financial statements and pro forma financial information relating to certain businesses recently acquired by the Company.


      On October 16, 1998, the Company filed a Current Report on Form 8-K relating to the closing of a new $110.0 million senior secured credit facility to replace the Company's existing bank credit arrangements in the United States and the acquisition by the Company of Tokyo Internet Corporation.


      On October 28, 1998, the Company filed a Current Report on Form 8-K which included as an Exhibit a press release issued by the Company announcing that it would be pursuing a placement of debt securities in accordance with Securities and Exchange Commission Rule 144A.


      On November 10, 1998, the Company filed a Current Report on Form 8-K relating to the closing of $200,000,000 principal aggregate amount of the 11 1/2% Senior Notes offering.

                                  PSINET INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PSINET INC.


November 16, 1998                   By: /s/ William L. Schrader
-----------------                      ------------------------
    Date                                William L. Schrader
                                        Chairman, Chief Executive Officer
                                        and Director


November 16, 1998                   By: /s/ Edward D. Postal
-----------------                      ---------------------
    Date                                Edward D. Postal
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


The following Exhibits are filed or incorporated by reference herewith:


     Exhibit
     Number     Description of Exhibit               Location
     --------   -----------------------              ---------

         4.1    First Supplemental Indenture         Sequentially numbered pages
                dated as of November 12, 1998,
                between the Company and Wilmington
                Trust Company, as trustee

         4.2    Form of 11 1/2% Senior Notes Due     Sequentially numbered pages
                2008, as amended

         4.3    Registration Rights Agreement,       Sequentially numbered pages
                dated as of November 13, 1998,
                among the Company and Donaldson
                Lufkin & Jenrette Securities
                Corporation, Chase Securities Inc.
                and Morgan Stanley & Co.
                Incorporated

        10.1    Second Amendment dated as of         Sequentially numbered pages
                November 9, 1998, to the Credit
                Agreement, dated as of September
                29, 1998, among the Company, the
                Lenders party thereto, the Chase
                Manhattan Bank, as Administrative
                Agent, Fleet National Bank, as
                Syndication Agent, and The Bank of
                New York, as Documentation Agent

        10.2    Employment Agreement dated October   Sequentially numbered pages
                12, 1998 between the Company and
                Geoffrey E. Axton

        10.3    Employment Agreement dated           Sequentially numbered pages
                September 30, 1998 between the
                Company and Sandra L. Blaisdell

        10.4    Employment Agreement dated October   Sequentially numbered pages
                14, 1998 between the Company and
                Edward Arnold Davis

        10.5    Employment Agreement dated           Sequentially numbered pages
                September 8, 1998 between the
                Company and James Haid

        10.6    Amendment to Employment Agreement    Sequentially numbered pages
                dated October 1, 1998 between the
                Company and Harry Hobbs

        10.7    Employment Agreement dated           Sequentially numbered pages
                November 2, 1998 between the
                Company and David J. Kramer

        10.8    Employment Agreement dated           Sequentially numbered pages
                September 1, 1998 between the
                Company and Chi H. Kwan

        10.9    Employment Agreement dated           Sequentially numbered pages
                November 6, 1998 between the
                Company and John Walpuck

        10.10   Employment Agreement dated           Sequentially numbered pages
                November 12, 1998 between the
                Company and Lawrence Winkler

        10.11   Master Lease Agreement Agreement     Sequentially numbered pages
                between the Company and Technology
                Credit Corporation  No. 1788 dated
                June 20, 1998

        10.12   Master Lease Agreement Agreement     Sequentially numbered pages
                between the Company and Technology
                Credit Corporation  No. 1789
                dated June 20, 1998

        10.13 Master Loan and Security Agreement Sequentially numbered pages No. 3963 between the Company and Charter Financial Inc. dated
                September 28, 1998

        11.1    Calculation of Basic and Diluted    Sequentially numbered pages
                Loss per Share and Weighted
                Average Shares Used in Calculation
                for the Three Months Ended
                September  30, 1998

        11.2    Calculation of Basic and Diluted    Sequentially numbered pages
                Loss per Share and Weighted
                Average Shares Used in Calculation
                for the Nine Months Ended
                September 30, 1998

          27    Financial Data Schedule             Sequentially numbered pages

        99.1    Risk Factors                        Sequentially numbered pages