Form 10-Q/A
period 1998-09-30
PSINET INC
filed 1998-12-17
CIK 940716

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                               FORM 10-Q/A NO. 1


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---

         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                       OR


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                         COMMISSION FILE NUMBER 0-25812


                                  PSINET INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEW YORK                                           16-1353600
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  __
                                        ---

    COMMON STOCK, $.01 PAR VALUE - 51,809,243 SHARES AS OF NOVEMBER 2, 1998

 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                                  PSINET INC.

                               TABLE OF CONTENTS

This Form 10-Q/A No. 1 amends Part I, Item 1 of the Quarterly Report on Form 10-Q of PSINet Inc. (the "Company") for the nine months ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998. The amended item corrects a typographical error in the amount reported as deferred revenue on the Company's Consolidated Balance Sheet as of September 30, 1998, changing it from $9,678 to $9,878.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
      Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.....  3

      Consolidated Statements of Operations for the three and nine months ended
         September 30, 1998 and September 30 1997....................................  4

      Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and September 30 1997....................................  5

      Notes to Consolidated Financial Statements.....................................  6

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                            ---------------------------------------------
                                                                      (IN THOUSANDS OF U.S. DOLLARS)
                                                                   (UNAUDITED)              (AUDITED)
          ASSETS
Current assets:
  Cash and cash equivalents                                 $         282,586           $      33,322
  Restricted cash and short-term investments                          127,617                  20,690
  Short-term investments                                               52,842                       -
  Accounts receivable, net                                             36,932                  11,022
  Notes receivable                                                      1,347                   7,224
  Prepaid expenses                                                      5,052                   1,478
  Other current assets                                                 16,906                   5,162
                                                            ------------------          --------------
     Total current assets                                             523,282                  78,898

Property and equipment, net                                           221,390                  95,619
Goodwill and other intangibles, net                                   103,504                   4,675
Other assets and deferred charges                                      30,454                   6,969
                                                            ------------------          --------------
     Total assets                                           $         878,630           $     186,181
                                                            ==================          ==============
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Lines of credit                                           $               -           $       5,648
  Current portion of long-term debt                                    44,746                  33,985
  Trade accounts payable                                               34,727                  25,031
  Accrued payroll and related expenses                                  7,646                   4,636
  Other accounts payable and accrued liabilities                       25,667                   2,382
  Deferred revenue                                                      9,878                   5,944
                                                            ------------------          --------------
     Total current liabilities                                        122,664                  77,626

Long-term debt                                                        772,998                  33,820
Other liabilities                                                       9,601                   1,306
                                                            ------------------          --------------
     Total liabilities                                                905,263                 112,752
                                                            ------------------          --------------
Shareholders' equity (deficit):
  Preferred stock                                                           -                       -
  Convertible preferred stock                                          28,637                  28,135
  Common stock                                                            519                     406
  Capital in excess of par value                                      400,949                 210,162
  Accumulated deficit                                                (295,033)               (162,649)
  Treasury stock                                                       (2,005)                 (2,005)
  Accumulated other comprehensive income                               (1,150)                   (620)
  Bandwidth asset to be delivered under IRU agreement                (158,550)                      -
                                                            ------------------          --------------
     Total shareholders' equity (deficit)                             (26,633)                 73,429
                                                            ------------------          --------------
     Total liabilities and shareholders' equity (deficit)   $         878,630           $     186,181
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

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PSINet Inc.


December 16, 1998           By:  /s/ Edward D. Postal
                                 --------------------------------
                                    Edward D. Postal
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)