Form 10-K
period 1998-12-31
PSINET INC
filed 1999-03-31
CIK 940716

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ______________
                                   FORM 10-K

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-25812
                               ________________
                                  PSINET INC.

            (Exact name of Registrant as specified in its charter)
                               ________________

              New York                                  16-1353600
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

     510 Huntmar Park Drive, Herndon, VA                   20170
   (Address of principal executive office)              (Zip Code)

                                ______________

                                (703) 904-4100
             (Registrant's telephone number, including area code)
                             ____________________

Securities registered pursuant to Section 12(g) of the Act:      Common Stock, $.01 par value
                                                                 Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 11, 1999, based upon the closing price of The Common Stock on The Nasdaq Stock Market for such date, was approximately
$1,343,780,000.

     The number of outstanding shares of the registrant's Common Stock as of March 11, 1999 was approximately 55,465,000.

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999 and to be used in connection with the Annual Meeting of Shareholders expected to be held on May 17, 1999 are incorporated by reference in Part III of this Form 10-K.

     The Index of Exhibits filed with this Report begins at page 81.

================================================================================
                                  PSINET INC.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I
   Item 1.      Business.............................................................................   1

   Item 2.      Properties...........................................................................  35

   Item 3.      Legal Proceedings....................................................................  36

   Item 4.      Submission of Matters To a Vote of Security Holders..................................  36

Part II

   Item 5.      Market For Registrant's Common Equity and Related Stockholder Matters................  37

   Item 6.      Selected Financial Data..............................................................  38

   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations  40

   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................  53

   Item 8.      Financial Statements and Supplementary Data..........................................  54

   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  78

Part III

   Item 10.     Directors and Executive Officers of the Registrant...................................  78

   Item 11.     Executive Compensation...............................................................  78

   Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................  78

   Item 13.     Certain Relationships and Related Transactions.......................................  78

Part IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  78

Signatures

Exhibits

                                      PART I

Item 1.  Business

         Some of the information contained in this Form 10-K, including under "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Form 10-K, contains forward-looking statements. These forward-looking statements may involve risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the future results or performance expressed or implied by such statements. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" beginning on page 19 of this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

         Technical terms used in this Form 10-K that are important to an understanding of our business are defined in the glossary beginning on page 32 of this Form 10-K.

General

         We are a leading global provider of Internet access services and related products to businesses. We provide dedicated and dial-up Internet connections to businesses in 90 of the 100 largest metropolitan statistical areas in the U.S. and in 12 of the 20 largest global telecommunications markets, with operations organized into four geographic operating segments -- the U.S., Canada, Europe and Asia. We also offer, in addition to Internet connectivity services, services and products to businesses that enable them to maximize utilization of the Internet in their day-to-day operations in and outside of their workplaces. Some of these value-added services include corporate intranets, Web hosting services that permit customers to market themselves on the Internet without having to invest significantly in technology infrastructure and operations staff, remote user access services that permit customers to allow their mobile personnel to access their corporate network and systems resources in 150 countries using the Internet, multi-currency electronic commerce services, security services and voice-over-Internet (as opposed to standard telephone) services. We also own and operate a technologically advanced, high-speed network that is one of the primary backbones that comprise the Internet. In addition to being an Internet service provider ("ISP") and operating our network, we also provide network connectivity and related services to other telecommunications carriers and ISPs to further utilize our network capacity.

         Our mission is to build a premier Internet protocol ("IP")-based communications company. We have grown by using multiple sales channels, including direct sales and resellers, and by acquiring other ISPs and related businesses in key markets. We serve, as of December 31, 1998, approximately 54,700 business accounts, including 168 ISPs. Our technologically advanced network is connected to over 500 sites that enable customers to connect to the Internet, called points-of-presence ("POPs"), in 12 countries and is connected with other large ISPs at 27 points through contractual arrangements that permit the exchange of data communications, called peering arrangements.

         For financial information relating to each of our U.S., Canadian, European and Asian geographic operating segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Segment Information" and Note 12 to our Consolidated Financial Statements included in
Part II, Items 7 and 8 of this Form 10-K.

         Our principal executive offices are located at 510 Huntmar Park Drive, Herndon, Virginia 20170. Our telephone number is (703) 904-4100.

Industry Overview

         Internet access services is one of the fastest growing segments of the global telecommunication services market place. According to International Data Center ("IDC"), the number of Internet users worldwide reached 38 million in 1996 and is forecasted to grow to over 173 million by the year 2000. Internet access services represent the means by which ISPs interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up access for individuals and small businesses, and high-speed dedicated access used primarily by mid-sized and larger organizations. In addition to Internet access services, business-focused ISPs are increasingly providing a range of value-added services, including managed access (i.e., intranets), shared and dedicated Web hosting, security services, and advanced applications such as IP-based voice, fax and video services. These services are being used by business customers to enhance productivity, ensure reliability and reduce costs.

     The ISP market is segmented into large national or multinational ISPs (''Tier 1 ISPs''), which are typically full-service providers that offer a broad range of Internet access and value-added services to businesses, and regional and local ISPs (''Tier 2'' and ''Tier 3 ISPs''), which typically offer a smaller range of products and services to both individuals and business customers and may specialize in the provision of one IP-based product or service. Tier 1 ISPs also provide wholesale services by reselling capacity on their networks to smaller regional and local ISPs, thereby enabling these smaller ISPs to provide Internet services on a private label basis without building their own facilities. Tier 1 ISPs exchange Internet traffic at multiple public peering points known as network access points and through private peering arrangements. As the number of ISPs have grown, Tier 1 ISPs have increased their requirements for peering arrangements thereby increasing the barriers to entry into the top-tier. Tier 2 and Tier 3 ISPs generally rely on Tier 1 ISPs for Internet access and interconnection. The ISP market is highly fragmented with over 6,700 providers estimated to be doing business in the U.S. and Canada alone. Because of the low barriers to entry, there are many local and regional ISPs entering the market, which has caused the level of competition to intensify. In addition, there recently have been several acquisitions of large ISPs by multinational telecommunications companies seeking to offer a more complete package of telecommunications products to their customers.

     Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Currently, many businesses are utilizing the Internet as a lower-cost alternative to certain traditional telecommunications services. For example, many corporations are connecting their remote locations using intranets to enable efficient communications with employees, customers and suppliers worldwide, providing remote access for a mobile workforce, reducing telecommunications costs by using value-added services such as IP-based fax and videoconferencing, and migrating legacy database applications to run over IP-based networks. Businesses of all sizes are demanding advanced, highly reliable solutions designed specifically to enhance productivity and improve efficiency. Moreover, businesses are seeking national and global ISPs that can securely and efficiently connect multiple, geographically-dispersed locations, provide global remote access capabilities and offer a full range of value-added services that meet their particular networking needs.

     We provide high quality IP-based services and products that are tailored to meet the needs of businesses. We believe that the business market is particularly attractive due to its low customer churn characteristics, relatively low penetration and early stage of development. In addition, we believe that within the business access marketplace there is a significant opportunity to upsell to higher service levels and provide additional value-added services as businesses grow from establishing basic Internet connectivity and corporate Web sites to utilizing the Internet and corporate intranets for more advanced, mission-critical applications. Further, we believe that small and medium sized businesses will continue to seek to outsource certain information technology functions to large full-service ISPs to reduce costs and improve service levels. Moreover, we believe that regional and local ISPs will continue to seek business relationships with large, Tier 1 ISPs that enable them to sell Internet connectivity services without making significant investments in facilities.

The PSINet Strategy

     Our objective is to be one of the top three providers of Internet access services and related communications services and products in each of the 20 largest global telecommunications markets. The principal elements of our business strategy are summarized below:

     . Pursue Internal Growth Through Multiple Sales Channels. We are pursuing growth opportunities through multiple channels consisting of our direct sales force, a reseller and referral program and strategic alliances. We have built a direct sales force, which, as of December 31, 1998, consisted of approximately 460 individuals, more than half of whom are employed outside of the United States. Our sales people have a strong Internet technical background and product knowledge, which assists them in effectively marketing our products and services to targeted business customers. We have forged an authorized reseller and referral program with selected telecommunications services and equipment suppliers, networking service companies, systems integrators and computer retailers. As of December 31, 1998, our reseller and referral program consisted of approximately 1,000 resellers and referral sources in the U.S. and over 700 outside of the U.S. This program enables us to utilize the sales and marketing resources of our resellers and referral sources to offer PSINet Internet access services and products to a broader and more diverse prospect base. We also seek to establish strategic alliances with selected telecommunications carriers, such as we have with American Communications Network, Inc., ATX Telecommunications Services, e.Spire Communications, Inc. and Nextlink Communications Inc., to offer our IP-based services and products to the carriers' customer base on a private label or co-branded basis as part of an integrated package of telecommunications and Internet services and products.

     . Accelerate Growth Through Targeted Acquisitions. We intend to continue to accelerate our growth in the U.S. and expand our presence in key markets internationally by acquiring primarily business-focused ISPs and related businesses and assets. We intend to continue to acquire local or regional ISPs in markets where we have an established POP and can benefit from the increased network utilization and local sales force. Given an increasingly competitive environment and the large capital requirements required to offer a broad base of IP services and products and to develop access to a reliable, high-speed global network, we believe that undercapitalized local and regional ISPs will continue to benefit from combining their operations with us. In addition, we believe that our entrepreneurial environment is attractive to and helps us retain key employees of acquired ISPs. We also intend to make strategic acquisitions in the eight largest global telecommunications markets where we currently do not have a presence or in those global telecommunications markets where our current presence would be significantly enhanced. We may also seek to acquire other businesses relating or complementary to our existing business to broaden our market presence and expand our strengths in key product areas, such as application, Web hosting or data center companies, or data-processing companies with legacy networks which would benefit by migrating to IP-based technologies. We seek acquisition targets that, once integrated into our existing operations, generally will be accretive to EBITDA. We plan to effect future acquisitions through the use of existing cash, cash generated from operations and from then available credit facilities, and through future issuances of debt and equity securities.

     . Capture Economies of Scale by Integrating Operations. After we have acquired an ISP, we typically act to generate economies of scale and cost savings by eliminating redundant operations and network architecture and migrating the acquired ISP's customers on to the PSINet network. Connecting an acquired ISP's customers to the PSINet network typically entails minimal incremental data communication costs and enables us to significantly reduce our transit costs. We seek to generate cost savings by centralizing back office operations, such as network monitoring, customer billing, human resources and accounting. We also endeavor to realize efficiencies by consolidating an acquired ISP's purchasing, product development and marketing and sales operations into our established programs. We believe this integration of operations improves the quality, breadth, consistency and scaleability of the services and products offered to customers of acquired ISPs.

     . Increase Sales of Value-Added Services and Products. We intend to capitalize on the trend of companies to increasingly outsource their critical business applications and integrate Web-based services and products as part of their core data networking strategy by aggressively marketing value-added services and products to our existing account base and prospective business customers. We currently offer a number of value-added services, such as corporate intranets, Web hosting and collocation, remote user access, multi-currency electronic commerce, security and voice-over IP services, that can be bundled with Internet access services to provide complete, turnkey solutions. In addition, the enhanced capacity resulting from our recent acquisitions of global network bandwidth will enable us to offer a wider variety of high quality Internet and Internet-related services and products, such as IP-based voice, video and other multimedia services. We believe that providing value-added services not only reduces customer churn by increasing customer switching costs but also improves profitability through the sale of higher margin value-added services. We believe that there is a significant opportunity within our existing account base to upgrade service levels and we are actively marketing additional services to these accounts. To improve upon our ability to provide these value-added services, we recently opened a new global Internet hosting center for dedicated business applications in Herndon, Virginia and an additional global Internet hosting center in Switzerland, and have plans to construct and open at least seven additional global Internet hosting centers.

     . Continue to Acquire Network Facilities to Reduce Costs. We remain focused on reducing costs as a percentage of revenue by maintaining a scaleable network and increasing utilization of and controlling strategic assets, such as telecommunications bandwidth through long-term rights, typically for 20 or more years, called indefeasible rights of use ("IRUs") and acquisition of dark fiber. Our flexible network architecture utilizes advanced Asynchronous Transfer Mode ("ATM"), Integrated Services Digital Network ("ISDN") and Switched Multimegabit Data Service ("SMDS") compatible frame relay equipment, which allows the PSINet network to cost-effectively scale the number of POPs and the number of users accessing a POP in response to customer demand. We have enhanced our network significantly through several strategic acquisitions of fiber-based telecommunications bandwidth, including acquisitions of IRUs or other rights in the following:

        . up to 10,000 equivalent route miles of OC-48 capacity across the United States;

        . STM-1 transatlantic capacity connecting the United States, the United Kingdom and continental Europe;

        . ten dark fiber optic strands connecting the New York City and Washington, D.C. metropolitan areas and major metropolitan areas in between, and four strands each within New York and Washington, D.C.;

        .  six DS-3s connecting the United States and Japan;

        . four dark fiber optic strands connecting multiple cities in the San Francisco Bay area;

        . STM-1 network bandwidth having the capability of connecting Japan, China, Southeast Asia, India, the Middle East, Europe and the United Kingdom;

        .  STM-1 network bandwidth connecting 30 European cities;

        . 20 dark fiber optic strands connecting the Vancouver, British Columbia and Seattle, Washington metropolitan areas; and an

        . agreement with other leading global telecommunications companies to build the Japan-U.S. Cable Network.

     These transactions represent an important strategic step in our objective to be a leading global facilities-based ISP. Additionally, we continue to evaluate alternative broadband local loop strategies, including wireless, xDSL and cable modem solutions.

     . Enhance Brand Name Recognition. We were the first commercial ISP and have established significant brand recognition among information technology professionals in the United States. In 1998, we launched a major program to develop and enhance the PSINet brand name as a leading global facilities-based ISP. Our branding program includes the rebranding of acquired ISP operations and services under the PSINet name, the select use of television commercials, print ads and direct mailings which target key decision makers in the United States and abroad, and the acquisition of corporate sponsorship rights, such as our recent acquisition of the naming rights to the NFL Stadium of the Baltimore Ravens and related marketing rights. By combining this branding program with our multiple sales channel distribution strategy, we seek to expand market share, increase customer loyalty and develop global brand recognition in the Internet market.

     . Build Strong Customer Loyalty. We believe that superior customer service is a critical element in attracting and retaining customers. We have made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. To ensure consistency in the quality and approach to customer care, both domestic and international technical support associates attend an extensive technical training and certification program. We monitor and respond to customer needs by providing 24-hours per day, seven-days per week technical support and service from our network operations center (''NOC'') in Troy, New York. As part of our international expansion strategy, we recently opened a fully redundant NOC in Switzerland and anticipate adding a third NOC in Asia in 1999. By maintaining geographically centralized support services, we seek to increase operational efficiencies and enhance the quality, consistency and scaleability of our customer care.

PSINet Services

     We offer a broad range of reliable, high-speed Internet access options and related services in the U.S., Canada, Europe and Asia at a variety of prices designed to meet the requirements of commercial, educational, governmental and other organizations that link their computers, networks and information servers to, or otherwise seek to benefit from the use of, the Internet. We provide Internet solutions to help business and other organizations reduce costs, increase productivity and access new markets. Access options range from dial-up services to high-speed continuous access provided by dedicated circuits. We believe that our broad range of competitively priced Internet services and products allows us to compete effectively in the Internet access market for corporate and other institutional customers. We have organized our core operations into three customer-focused business units--Corporate Network Services, which focuses on sales of Inernet access services, Applications and Web Services, which focuses on sales of Web and value-added services, and Carrier and ISP Services, which focuses on sales of Internet access and related services to telecommunications carriers and consumer-based ISPs--in order to more closely align our operations with the needs of the emerging Internet marketplace.

     Internet Access Services.   We offer in the U.S., Canada, Europe and Asia
global connectivity services, including a variety of dial-up and dedicated access solutions in bundled and unbundled packages, which provide high-speed continuous access to the Internet for businesses' local area networks (''LANs''). We provide turnkey configuration solutions encompassing such services as domain name registration, line ordering and installation, IP address assignment, router configuration, installation and management, security planning and management and technical consultation services. All of our connectivity customers receive 24-hours per day, seven-days per week technical support. We also offer a full range of customer premise equipment required to connect to the Internet, including routers, channel service units/data service units, software and other products, as needed. Due to our business relationships with a variety of vendors, we are able to offer competitive hardware pricing and bundled services to our customers.

     . Dedicated Access. We offer a broad line of high-speed dedicated connectivity services which provide business customers with direct access to a full range of Internet applications. Our flagship access service, InterFrame(R), provides companies with robust, full-time, dedicated Internet connectivity in a range of access speeds, from 56 Kbps to 45 Mbps. InterFrame is designed to offer comprehensive network security and to help ensure bandwidth availability for priority business applications. We believe that the traffic-management advantages of the frame relay technology deployed in the PSINet network provide our customers with fully integrated Internet access and improved performance. For higher bandwidth needs, we provide our InterMAN(R) access service in major U.S. cities in connection speeds ranging from
        1.5 Mbps to 45 Mbps. InterMAN is a turnkey solution in which we provide, install and maintain equipment at the customers' premises. InterMAN affords cost advantages over competitive dedicated access services by utilizing high-speed SMDS and ATM data transmission technologies.

     . Wireless Access. Our recently introduced InterSky(R) service offers dedicated high-speed wireless Internet access utilizing digital microwave technology. Speeds of up to 128Kbps are currently available with faster capabilities anticipated to be made available during 1999 and 2000. Our InterSky service is currently operational in certain cities in Florida, with expansion to additional areas throughout the southeastern U.S. expected to occur later in 1999. InterSky provides an affordable, high-speed alternative to traditional land-based Internet services, commonly referred to as "local loop connections," offered by telecommunications carriers.

     . Dial-up Access. Our LAN-Dial(R) dial-up services offer a cost-effective, entry-level Internet solution that provides access to PSINet's advanced network backbone via ordinary telephone lines at speeds of up to 56 Kbps. Our LAN-ISDN service provides dial-up access through digital ISDN lines at speeds of up to 128 Kbps.

     Web and Value-Added Services.   We believe that business customers on a
worldwide basis will continue to increase their use of the Internet as a business tool and will increasingly rely upon an expanding range of value-added services to enhance productivity, reduce costs and improve service reliability. We offer in the U.S., Canada, Europe and Asia a variety of value-added services, including intranets, Web hosting, electronic commerce, collocation, remote access, security services, applications, including fax and electronic mail, and voice-over-IP designed to meet the diverse networking needs of businesses. In addition, in order to capitalize on our technologically advanced, high-capacity network, we intend to continue to develop new IP-based services and products that increase customer use of the Internet, including bandwidth-intensive multimedia services such as video conferencing over the Internet.

     . Intranets. Our IP-optimized network allows us to create private IP networks, known as ''intranets'' or ''virtual private networks,'' that are designed to securely isolate internal network traffic from public Internet traffic and provide each site on the intranet access to other sites on the intranet as well as to the Internet. Our PSI IntraNet(R) service integrates an organization's multiple sites in different countries throughout the world by providing IP connectivity with access speeds ranging from 56 Kbps to 2 Mbps. By combining the security and control of a private network with cost-effective Internet-compatible connectivity, PSI IntraNet provides a turnkey solution for equipment management support and offers significant savings over traditional wide area network ("WAN") solutions.

     . Web Hosting. We provide a line of Web hosting and multimedia streaming services that permit companies to market themselves and their products on the Internet without having to invest significantly in technology infrastructure and operations staff. The PSIWeb(R) services are backed by the industry's first 100% uptime guarantee and by our advanced network backbone, which provides highly reliable Internet connectivity. PSIWeb offers options such as complete electronic commerce solutions as well as ''TV on the WEB LIVE,'' a joint service offering from PSINet and Gardy McGrath International, which is an end-to-end solution for video broadcasting of live events over the Internet.

     . Security Solutions. The proprietary nature of business Internet traffic demands protection from unauthorized access. We deliver a range of managed security services that were developed in conjunction with certain strategic partners and are backed by the expertise of our Security Planning and Response Team. Our RouteWaller(R) service provides cost-effective perimeter defense with sophisticated remote user authentication that helps to ensure that no strategic applications or data can be accessed until the user has proven his or her access clearance. SecureEnterprise(R) is our management service designed to protect enterprises with a full-featured, application-layer firewall.

     . Remote Access. Today's work force increasingly operates outside the traditional office setting. Our InterRamp(R) Remote Access service enables mobile personnel to access their corporate network and systems resources using the Internet from over 2,400 POPs in over 150 countries through our strategic relationship with iPass, an international data communications network. In most locations where business is conducted, InterRamp Remote Access offers full Internet access through a local telephone call. As part of InterRamp Remote Access service, we provide our customers with a special account management system that enables customers' MIS administrators to control user access and monitor usage statistics.

     . Multi-Currency Electronic Commerce. Our PSIWeb eCommerce/SM/ service provides a turnkey solution to create and manage ''Virtual Storefronts'' and is designed to give shoppers the ability to make secure purchases in their local currency using the Web. PSIWeb eCommerce integrates payment systems engineered for security with virtual store technology, through alliances with CyberCash, Inc. and Mercantec, Inc., to facilitate a seamless shopping experience. In addition, PSIWeb Worldpay/SM/ provides a cost-effective electronic commerce solution for selling goods and services to an international audience. Developed in association with Worldpay Ltd., an electronic commerce transaction clearing house, and National Westminster Bank PLC, PSIWeb Worldpay enables customers around the world to make real-time purchases using the Web in over 100 currencies.

     . Collocation. Our PSIWeb Co-Locate /SM/ service enables companies to house business-critical servers in secure off-site facilities with improved bandwidth management and reliable connections. Collocation facilities are situated on the highest bandwidth portions of our infrastructure in order to facilitate optimal performance and high-speed capabilities.

     . Faxing. Since a significant portion of telecommunications traffic consists of fax transmissions, companies are looking for ways to better manage fax costs. Our InternetPaper /SM/ service supports hard-copy distribution of electronic documents from desktop PCs to any fax machine in the world. This service offers centralized management of document distribution, thereby significantly reducing transmission costs.

     . Electronic Mail. PSIMail /SM/ enables customers to outsource their e-mail service and its management to our highly trained systems administrators and support staff. For a monthly fee, we establish accounts, manage the servers and provide full accessibility to e-mail for our customers while saving them the investment in additional servers and staff.

     . Voice-Over-Internet Protocol. PSIVoice /SM/ enables companies with multiple business locations to communicate by voice among these sites and with select third parties, such as business partners, customers and suppliers, outside their corporate intranets via low-cost IP telephony links. PSIVoice is a turnkey service allowing for such enhanced features as desktop faxing, conference calling and unified messaging services and includes all the hardware and network management services required for high quality, private-line voice connections among geographically dispersed offices. By providing voice and Internet traffic on the same circuit, customers are able to use existing bandwidth more efficiently, resulting in savings of 20%-50% over traditional long-distance telephone calling.

     Carrier and ISP Services.   In 1996, to maximize utilization of our
network, we formed our Carrier and ISP Services business unit to provide dial-up Internet access to telecommunications carriers and consumer-based ISPs in the U.S. and Canada, such as Earthlink Network, Inc. and MindSpring Enterprises, Inc., whose customers typically access the network during evening hours when business use tends to be minimal. We have recently expanded this business unit to offer peering and transit services to telecommunications carriers and other ISPs and to offer our connectivity and value-added services for resale, on a private label basis, to larger telecommunications carriers and other ISPs that require high quality business services and products to enhance their product portfolio. Through such services, we have the opportunity to significantly increase our distribution channel.

     . ISP and Consumer Dial-up Access. We provide dial-up access to consumer-oriented ISPs enabling them to expand their geographic reach and network capacity by purchasing from us access to our IP-optimized network through over 285 POPs in the United States and Canada as of December 31, 1998. We offer programs that provide smaller ISPs the opportunity to increase their user base over time and provide larger ISPs the opportunity to cost-effectively manage their rapid growth. In addition, in certain domestic and international markets, we provide dial-up access services directly to individual customers.

     . Peering and Transit. In order to support the exchange of information between ISPs, which is critical to the effective operation of the Internet, we offer free private peering for all U.S.-based ISPs. Private peering allows other ISPs' traffic to directly reach our customers, which improves network performance and, we believe, thereby promotes customer satisfaction. Furthermore, we offer, for a fee, transit service, which allows an ISP to transfer traffic through the PSINet network to another ISP. Transit service enables ISPs to reduce their data communications expense by leasing network utilization from us in lieu of leasing point-to-point circuits from other telecommunications providers.

     . Commercial Private Label Services. For companies with which we have strategic alliances, we provide our market-tested services on a private label basis. This allows these companies to market and resell PSINet services under their own brand while leveraging our nationwide network and expertise in service delivery. We assist in training the sales and support staffs of these companies and provide technical support to facilitate their resale efforts.

     . Web Filtering. PSIChoice /SM/ enables our carrier and ISP customers to offer their consumers the option to protect themselves from content they find objectionable on the World Wide Web by restricting access to sites that contain undesirable information. PSIChoice is hosted on the technologically advanced PSINet network and utilizes content proxy services to screen Web content accessed by end-users. PSIChoice requires no software implementation on the consumer's computer and is presently available in the United States.

     Services and Product Development.   As part of our ongoing efforts to
develop IP-based services and products that enable businesses to take maximum advantage of their corporate networks and the Internet, we have continually invested in service and product development programs. Since our inception, we have introduced to the Internet marketplace several major new services, including the first LAN-based dial-up TCP/IP access service, the first managed Internet security service, the first ISP electronic commerce service and the first ISP intranet service. Major services and products currently under development include multimedia services, such as video conferencing over the Internet, and higher speed connectivity services.

PSINet's Network

     Overview.   We own and operate a global high capacity, IP-optimized network which, as of December 31, 1998, was comprised of over 500 POPs, of which 250 were within the United States with the remainder located throughout Canada, Europe and Asia. Our network employs architecture designed to deliver superior dedicated or dial-up Internet connections, reliable packet control and intelligent data traffic routing. We have strengthened our position as a leading facilities-based ISP through several recent acquisitions of high capacity, fiber optic telecommunications bandwidth and other strategic network assets that have significantly reduced our incremental data communications costs. The combination of our technologically advanced network architecture and global network infrastructure has positioned us to deliver the high level of IP-based services, such as Web hosting and a broad array of multimedia Internet services, increasingly demanded by businesses.

     Network Architecture.   We have engineered an IP-optimized network by
integrating advanced Internet routers with high-speed frame relay switching equipment that is compatible with ATM, ISDN and SMDS transmission technologies. We have planned for growth by ensuring that the network is scaleable, flexible, fault tolerant, open standards-based and remotely manageable.

     . Scaleable. Our flexible, multi-layer network architecture utilizes a high-speed switching fabric which enables us to grow the number of POPs and the number of users served in an incremental manner that matches investment with demand. The network's scalability extends beyond the currently installed base of over 500 POPs to allow for growth to 2,000 POPs without fundamental design changes.

     . Flexible. Our network architecture consists of an Internet routing infrastructure overlaid upon a fast packet switching fabric that enables us to provide reliable, high-speed connections and provide our customers the ability to manage bandwidth by type of application and to accommodate applications that are delay-sensitive. We are able to use our flexible network architecture in concert with our remote monitoring capability to accommodate changing customer usage patterns and patterns of traffic that, if left unmanaged, could otherwise degrade network performance.

     . Fault Tolerant. Redundancy and adaptive technology in our network reduces the impact of isolated failures on the customer's experience. Adaptive technology incorporated into our Internet router infrastructure compensates automatically for circuit failures that might otherwise interrupt the flow of customer traffic. Key switching and router elements are redundantly configured to further reduce the impact of individual component failures. In addition, we have an uninterruptible power supply at each POP, limiting the impact of local power outages on the PSINet network.

     . Open. The PSINet network is based on the open internetworking protocol standard TCP/IP and on relevant international standards relating to transmission and modulation technologies. We are able to install a variety of equipment types and capacities without impacting network interoperability. As a result, our network can be upgraded incrementally and benefit from multi-vendor supply strategies.

     . Manageable. From our NOCs, we are able to monitor the network remotely, perform network diagnostics and equipment surveillance, and initialize customers. As a result of our network architecture and our experience in Internet network management, these tasks can be performed remotely regardless of POP location or network status. This capability allows us to respond quickly to network problems and to control costs associated with on-site network configuration and repair.

     Global Network Infrastructure.   As part of our ongoing efforts to control
strategic assets and further expand and enhance our network, we have recently acquired or agreed to acquire IRUs and other rights in significant amounts of fiber-based telecommunications bandwidth located throughout the world.

     . In February 1998, we acquired from IXC Internet Services, Inc. ("IXC"), a subsidiary of IXC Communications, Inc., IRUs in up to 10,000 equivalent route miles of OC-48 network bandwidth across the United States, including such major metropolitan areas as Atlanta, Chicago, Cleveland, Dallas, Houston, Los Angeles, New York, Philadelphia, Phoenix and Washington D.C., in exchange for approximately 20% of our common stock. As of January 1, 1999, approximately 6,000 route miles of OC-12 (equivalent to approximately 1,500 route miles of OC-48) bandwidth, connecting New York and Los Angeles and certain major cities in between, have been placed into operation on the PSINet network and approximately 6,800 additional route miles of OC-12 (equivalent to approximately 1,700 route miles of OC-48) bandwidth, extending the network to, among other locations, Washington, D.C., Atlanta, Houston and San Francisco and certain major cities in between, are expected to be placed into operation early in the second quarter of 1999. We currently anticipate delivery of the remaining bandwidth from IXC over the next 18 to 24 months.

     . In March 1998, we acquired from Global Crossing Ltd. IRUs in 12,000 route miles of STM-1 (equivalent to OC-3) network bandwidth on the Atlantic Crossing undersea fiber optic system connecting the United States, the United Kingdom and continental Europe. As of January 1, 1999, the portion of this bandwidth linking New York City and the United Kingdom is operational and integrated with the OC-12 bandwidth previously acquired from IXC.

     . In May 1998, we acquired from Metromedia Fiber Network 18 dark fiber optic strands connecting the New York City and Washington, D.C. metropolitan areas and major metropolitan areas in between. Using currently available technology, this fiber will be capable of carrying 96 Gbps of data in the New York City to Washington, D.C. corridor, which currently handles approximately 35% of the telecommunications traffic in the United States and is a vital route connecting Internet traffic between Europe and the United States. We expect the 18 dark fibers to be placed into operation prior to the end of the second quarter of 1999.

     . In August and September 1998, we acquired from Pacific Telecom Cable, Inc. in the United States and from International Digital Communications, Inc. and Cable & Wireless PLC in Japan bandwidth capacity equivalent to six DS-3s in the North Pacific Cable undersea fiber optic system connecting the United States and Japan through a combination of IRUs and long-term capital leases. As of January 1, 1999, three DS-3s connecting Portland, Oregon and Tokyo are operational and we expect the remainder of the capacity to become operational in stages during the first half of 1999.

     . In August 1998, we entered into an agreement with a group of leading telecommunications companies to build the Japan-U.S. Cable Network, an undersea cable system connecting the United States (through California and Hawaii) and Japan, on which we will own IRUs in 22 STM-1s, increasing to 30 STM-1s as the network is upgraded, of bandwidth. Upon completion, the Japan-U.S. Cable Network will initially operate at 80 Gbps, increasing to 155 Gbps as the network is upgraded, and is currently anticipated to become operational in the second quarter of 2000. Completion of the undersea cable system is subject to a number of risks associated with construction projects.

     . In December 1998, we acquired from Metromedia Fiber Network IRUs in four dark fiber optic strands connecting multiple cities in the San Francisco Bay area along a circular route extending south to the Silicon Valley, including San Jose and Santa Clara, and east to Hayward. This market is an important financial and technology corridor and is expected to generate high demand for Internet services well into the future. We expect to place into operation portions of this fiber prior to the end of 1999, with full delivery anticipated in 2000.

     . In January 1999, we acquired from FLAG (Fiberoptic Link Around the Globe) IRUs in STM-1 network bandwidth configured along an approximately 27,300 kilometer route having the capability of connecting Japan, China, Southeast Asia, India, the Middle East, Europe and the United Kingdom. With this acquisition, the PSINet network became the first independent Internet network to fully circle the globe, serving customers on three continents. Our agreement with FLAG also enables us to purchase additional capacity and insert new connections along the FLAG cable route to accommodate future demand. We expect to place into operation portions of this bandwidth prior to the end of the second quarter of 1999.

     . In January 1999, we acquired from Hermes IRUs in STM-1 network bandwidth configured as multiple rings along an approximately 21,000 kilometer route linking 30 European cities. By the end of 1999, we expect a portion of this bandwidth to be connected to our existing operations in England, the Netherlands, Belgium, France, Germany and Switzerland. In 2000, we anticipate that the remainder of this bandwidth will be extended to additional cities in Austria, Belgium, Denmark, France, Germany, Italy, Luxembourg, Monaco, the Netherlands, Spain and Sweden. The acquisition of this bandwidth will enable us to expand our presence into an additional three of the 20 largest global telecommunications markets -- Austria, Spain and Sweden -- and should be sufficient to support our European operations for the next several years.

     . In January 1999, we entered into an agreement to acquire from Starcom Service Corporation IRU's in 20 dark fiber optic strands connecting the Vancouver, British Columbia and Seattle, Washington metropolitan areas, a high-demand international telecommunications corridor. We expect to place into operation portions of this fiber prior to the end of the second quarter of 1999.

See "Risk Factors--We face risks associated with acquisitions of bandwidth from network suppliers and strategic alliance with IXC relating to our dependence on their ability to satisfy their obligations to us, the possibility that we may need to incur significant expenses to utilize bandwidth and their ability to buildout their networks under construction that could adversely affect our ability to utilize acquired bandwidth" in Item 1 of this Form 10-K.

         We expect to further expand our network in North America, Europe and Asia, as well as in other select international markets, and to acquire fiber-based IRUs and dark fiber in these regions to support demand growth and reduce costs. We are targeting cities with a high concentration of businesses for global expansion with the objective, over the long-term, of providing local access to our services and products to 80% of the businesses in those cities. In furtherance of this plan, we have entered into agreements in Germany and Switzerland that enable us to offer local telephone call access to our services and products throughout each of these countries. We already offer local call access to 80% of the business markets in the United States, Canada, France, the Netherlands, Hong Kong and Japan.

         The following table summarizes our bandwidth facilities as of February 1, 1999.

        LOCATION                    CAPACITY                          CONNECTION POINTS                            OWNERSHIP
      --------------        -------------------------       ---------------------------------------             ---------------
      United States         6,000 route miles of OC-12      New York--Chicago--Dallas--Los Angeles                   IRU
                            6,800 route miles of OC-12      Expanding to Washington, D.C.--Atlanta--Houston          IRU
                                                                 --San Francisco (early Q2 1999)
                            18 high capacity dark fibers    New York-Washington, DC (Q2 1999)                        IRU
                            4 high capacity dark fibers     San Francisco Bay Area (during 1999 and 2000)            IRU
                                       T-3                  Intercontinental                                         Leased

      Trans-Atlantic        12,000 miles of STM-1 (OC-3)    New York--London--Amsterdam                              IRU

      Trans-Pacific         6,000 miles of 6 DS-3s          US--Japan (3DS-3s operational; 3DS-3s in Q2 1999)  IRU/Long-term lease
                            22 STM-1s (increasing to 30)    Japan-Hawaii-US (during Q2 2000)                         IRU

      Trans-Continental     27,300 km of STM-1              Japan-China-Southeast Asia-India-Middle                  IRU
                                                            East-Europe (beginning in Q2 1999)

      Canada                20 high capacity dark fibers    Vancouver,  B.C. - Seattle,  WA (beginning in            IRU
                                                            Q2 1999)
                                      T-3                   Intercontinental                                        Leased

      Europe                21,000 km of STM-1              30 European cities (during 1999 and 2000)                IRU
                                      E-1                   Intercontinental                                        Leased

         Internet Data Centers. We have recently opened technologically advanced, 10,000 square foot, global Internet hosting facilities in each of Herndon, Virginia and Neuchatel, Switzerland, are currently in the process of constructing a planned 45,000 square foot global Internet hosting facility in London, and have plans for construction of at least six additional global Internet hosting facilities throughout the world, including in the United States, the Netherlands, Japan and Hong Kong. The additional facilities will range from 10,000-50,000 square feet, will be specifically designed for dedicated Web hosting, application hosting, collocation services and high capacity access to the PSINet network, and will be equipped with uninterruptible power supply and backup generators, fire suppression, raised floors, HVAC, 24-hours per day, seven-days per week operations and physical security. Our partnership with Hewlett-Packard Company further supports our ability to provide high-end Web services consisting of shared hosting, dedicated hosting and collocation hosting.

         PRI Circuits. In key geographically-dispersed cities located along the configuration of the PSINet network (e.g., Atlanta, Chicago, Dallas, Los Angeles and Washington, D.C.), we are also investing in primary rate interface ("PRI") circuits, which provide dial-up access to our POPs, in order to increase the capacity available for our consumer-oriented ISP customers. Through agreements with certain competitive local exchange carriers, we have lowered our average cost per PRI by approximately 15-20% over the last twelve months. As of December 31, 1998, we have more than doubled our dial-up capacity from December 31, 1997 as a result of our investment in PRIs, which we believe will enhance revenue growth in our Carrier and ISP Services business unit. As of December 31, 1998, nearly 100% of our dial-up capacity is accessible at 56 Kbps modem speeds. We anticipate that all newly deployed modems will support this technology.

         Peering Arrangements. We maintain peering relationships with national, regional and local ISPs by either private peering with the ISPs or by participation in various public peering locations, known as network access points. As of December 31, 1998, we maintained more than 2,000 Mbps (2.0 Gbps) of peering connectivity with 20 private agreements and seven public connections strategically placed throughout the United States, the United Kingdom, Canada, Japan and Europe. Recently, some companies that have previously offered peering have cut back or eliminated peering relations and are establishing new, more restrictive criteria for peering. We expect that, due to our offering of peering with any of the estimated 4,000 ISPs in the United States without settlement charges, we will substantially increase the number of ISPs with which we peer over the next two years. We believe that by entering into direct peering relationships with a large number of ISPs, our business customers will receive better service and the highest quality network performance.

         Global Network Management. We believe that we offer superior network management capabilities which enhance customer satisfaction. We have established a 24-hours per day, seven-days per week NOC in the United States that allows for continuous monitoring of our international network, managing of traffic, and customer problem resolution. Back-up operating facilities manned by trained personnel are available at our offices in Herndon, Virginia and Cambridge, England in the event the U.S. NOC experiences service interruptions or other difficulties. We have recently opened our European Technical Center in Switzerland as a second NOC with global capabilities equivalent to those in the U.S. NOC. Furthermore, we anticipate that as we expand our presence in Asia we will construct a third NOC in that region during 1999.

SALES AND MARKETING

         We have built a multi-channel sales and marketing infrastructure throughout the U.S., Canada, Europe and Asia in an effort to respond effectively to the growing opportunities in the business Internet market. We seek to attract and retain customers by offering our services and products through our direct sales force and our authorized reseller and referral program and by seeking to forge strategic relationships with selected telecommunications carriers. We believe that this multi-channel approach will enable us to utilize the technical skills and experience of our direct sales force to penetrate our targeted customer base while utilizing the potentially greater sales and marketing resources of the resellers, referral sources and companies with which we have strategic alliances to offer our services and products to a broader and more diverse potential customer base.

         Direct Sales. We have built a direct sales force, which, as of December 31, 1998, consisted of approximately 460 individuals (more than half of whom are employed outside of the U.S.) who have a strong Internet technical background and knowledge of potential applications of the Internet to meet the critical needs of targeted business customers. Direct sales tactics include direct contacts with targeted ISPs and potential significant corporate accounts by our sales representatives and systems engineers, inbound and outbound telemarketing, direct mail efforts, seminars and trade show participation. We have developed programs to attract and train high quality, motivated sales representatives who, in addition to having strong Internet technical skills and knowledge of potential applications of the Internet, have consultative sales experience. These programs include technical sales training, consultative selling technique training, sales compensation plan development and sales representative recruiting profile identification. Sales representatives from our U.S. and international operations jointly attend training programs in order to ensure an integrated sales approach domestically and internationally.

         Reseller and Referral Program. We have forged an authorized reseller and referral program with selected telecommunications service companies, equipment suppliers, networking service companies, systems integrators and computer retailers. This program, through which we have established, as of December 31, 1998, approximately 1,000 formal and informal arrangements in the U.S. and over 700 outside of the U.S., affords us an indirect distribution mechanism in our targeted markets and is designed to enable us to utilize the potentially greater sales and marketing resources of the resellers and referral sources to offer PSINet services and products to a broader and more diverse potential customer base. Participants in our reseller and referral program include Ascend Communications, Inc., a manufacturer and developer of telecommunications equipment, CompUSA, a computer equipment and software retailer, and Hewlett-Packard Company, a provider of computer hardware and networking products. We provide training and ongoing support to the sales representatives of companies with which we have reseller and referral relationships in order to strengthen the sales representatives' knowledge of our services and products and brand loyalty to PSINet. We believe that the reseller and referral program has enabled us to achieve greater market reach with reduced overhead costs and to use the reseller and referral sources to assist in the delivery of complete solutions to meet customer needs. We have a team of 19 individuals who pursue reseller and referral arrangements for us.

         Strategic Alliances. In 1997, we launched our strategic alliance program, pursuant to which we seek to establish strategic alliances with selected telecommunications carriers which may afford us access to recurring revenue from the carriers' customer base, while enabling the carriers to offer their customers an integrated package of telecommunications and Internet services and products. We also recently formed an alliance with the Baltimore Ravens of the National Football League pursuant to which, among other things, we have the right to develop a Web site and provide related Internet subscriber services for the Baltimore Ravens. We believe that these strategic alliances may facilitate the cost-effective acquisition of customers and increase utilization of our network. It is anticipated that, in most cases, the companies with which we have strategic alliances will offer our services and products on an unbranded or co-branded basis or under only their own trademark. As with the reseller and referral program, we provide training and ongoing support to the sales representatives of companies with which we have strategic alliances in order to strengthen the sales representatives' knowledge of our services and products and brand loyalty to PSINet.

         Marketing. Our marketing program is intended to build national and local strength and awareness of the PSINet brand. We use radio and print advertising in targeted markets and publications to enhance awareness and acquire leads for our direct sales team and companies with which we have resale, referral or strategic alliance relationships. Our print advertisements are placed in trade journals and special-interest publications. We employ public relations personnel in-house and work with an outside public relations agency to provide broad coverage in the Internet and computer networking fields. We also attempt to create brand awareness by securing corporate sponsorship rights, such as our recent acquisition of the naming rights to the NFL stadium of the Baltimore Ravens and related sponsorship, promotion, advertising and marketing rights, and by participating in industry trade shows such as Networld, Interop, InterNet World and ISPCon, based on the size and vertical makeup of the trade show audience, and relationships with industry groups and the media. We also use direct mailings, telemarketing programs, Web marketing, co-marketing agreements and joint promotional efforts to reach new corporate customers. We attempt to retain our customers through active and responsive customer support as well as by continually offering new value-added services.

CUSTOMERS

         We had, as of December 31, 1998, over 54,700 business customers, including 168 ISP customers. Our customers include businesses in the aerospace, finance, communications, computer data processing and related industries, governmental agencies and educational and research institutions, as well as other ISPs.

CUSTOMER SUPPORT

         High quality customer service and support is critical to our objective of retaining and developing our customers. We have made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. As of December 31, 1998, our technical support group consisted of over 570 individuals. To ensure consistency in the quality and approach to customer care, both domestic and international associates attend an intensive technical training and certification program at our U.S. NOC. Our U.S. NOC monitors and responds to customer needs by providing 24-hours per day, seven-days per week technical support and service. Our customer support group utilizes a leading customer support trouble ticketing and workflow management system from Remedy Corporation to track, route and report on customer service issues. Network operations can remotely service customer connections to the PSINet network. In addition, field service personnel are dispatched in the event of an equipment failure that cannot be serviced remotely. As part of our international expansion strategy, we have recently opened a fully redundant NOC in Switzerland and anticipate adding a third in Asia in 1999. In connection with our customer care initiatives, we seek to continuously improve systems that increase productivity and enhance customer satisfaction. We have recently reengineered our customer care program to address the complex needs of our business customers and are scaling our customer care resources to keep pace with projected increases in customer requirements. By maintaining centralized support services, we seek to increase operational efficiencies and enhance the quality, consistency and scalability of customer care. We are currently in the process of implementing a new high quality, cost-effective and scaleable billing system to replace our existing system in order to provide customers on a global basis with uniform and easy-to-understand invoicing.

ACQUISITIONS

         As a key component of our growth strategy, over the fifteen month period ending December 31, 1998, we have acquired 18 ISPs in eight of the 20 largest global telecommunications markets. The aggregate amount of the purchase prices and related payments for these acquisitions was approximately $290.1 million, exclusive of indebtedness assumed in connection with such acquisitions. Of such amount, we have paid $251.9 million as of December 31, 1998 and retained the balance to secure performance by certain sellers of indemnification or other contractual obligations. Most recently, in February 1999, we acquired two additional ISPs based in France for an aggregate purchase price of approximately $3.6 million. We are also currently evaluating additional acquisitions as well. However, we cannot assure that we will successfully complete any such acquisitions currently being contemplated.

         The following table summarizes basic information concerning our acquisitions:


                                                                                                  RANKING
         NAME OF                                                                                  AMONG 20
         ACQUIRED             DATE OF      PRINCIPAL                 BUSINESS     CONSUMER     LARGEST GLOBAL
         COMPANY            ACQUISITION    MARKET TERRITORY        ACCOUNTS       ACCOUNTS     TELECOM MARKETS
         -------            -----------    ----------------        ------------ ------------  ---------------
                                                                       (1)          (1)
                                                                       ---          ---
         CalvaCom               10/97      France                     1,500          2,300             5
         Iprolink                1/98      Switzerland                2,400          2,600            14
         ISTAR                   2/98      Canada                     2,700         47,000            10
         ITL                     4/98      Jersey, Channel Islands       --             --           N/A
         INX                     5/98      Germany                      650         15,600             3
         IoNet                   6/98      U.S.                       2,300         21,500             1
         LinkAge                 6/98      Hong Kong                  1,100             --            19
         CalvaPro                6/98      Sub-Sahara Africa            425             30           N/A
         Interlog                7/98      Canada                     2,100         41,000            10
         Rimnet                  8/98      Japan                        260         56,000             2
         TWICS                   9/98      Japan                         70          1,700             2
         HKIGS                   9/98      Hong Kong                    200             --            19
         Inet                    9/98      Korea                      1,100         13,000            12
         Tokyo Internet         10/98      Japan                      6,500         10,000             2
         IXE/USN                10/98      Netherlands                   85            --             13
         AsiaNet                11/98      Hong Kong                    180            250            19
         Spider Net             12/98      Hong Kong                     30            100            19
         Huge Net               12/98      Hong Kong                     90            --             19
         Planete.net             2/99      France                       190            780             5
         Satelnet                2/99      France                       110            --              5
                                                                     ---------  -----------
                                                          Total      21,990        211,860
                                                                     =========  ===========


-----------------------------
         (1)      As of the respective dates of acquisition.

         In October 1997, we acquired Serveur Telematique Internet S.A. (doing business as "CalvaCom"), a leading ISP and Web hosting company in France. The acquisition established our market presence in France with over 1,500 dedicated and dial-up customer accounts through 24 POPs. CalvaCom also has a significant commercial grade Web design and hosting business providing service to such leading French companies as Total S.A. and La Chemise Lacoste S.A.

         In January 1998, we acquired Internet Prolink S.A. ("Iprolink"), the leading commercial ISP in Switzerland. This acquisition expanded our market presence in Switzerland by adding approximately 2,400 dedicated and dial-up customer accounts and 18 POPs in Switzerland and France. Iprolink also has relationships with over 170 resellers located throughout Switzerland, France and Germany to augment its direct sales force.

         In February 1998, we acquired iSTAR internet inc. ("iSTAR"), one of the leading Canadian providers of Internet services and solutions for business, institutions and individuals. This acquisition established us as the largest ISP in Canada with over 2,700 business and Web services customers as well as over 47,000 dial-up customer accounts through over 35 POPs. By eliminating redundant network architecture and administrative functions and migrating iSTAR's customers on to our integrated network backbone, we have realized, and believe we will continue to realize, significant cost savings in our Canadian operations.

         In April 1998, we acquired Interactive Telephony Limited ("ITL"), the largest ISP based in Jersey in the Channel Islands, and a 12.5% equity interest in WorldPay Limited, a leading provider of electronic commerce payment solutions also based in Jersey, Channel Islands.

         In May 1998, we acquired Interactive Networx GmbH ("INX"), the largest ISP in Berlin and nationally recognized across Germany. This acquisition expanded our market presence in Germany by adding approximately 650 business customers, 15,600 consumer dial-up customers and ten POPs in Germany. The combination of INX with our existing German operations has resulted in us becoming one of the largest ISPs in Germany, which is the fastest growing Internet market in Europe.

         In June 1998, we acquired ioNet Internetworking Services ("ioNet"), a provider of Internet and network systems integration services to businesses, universities and residential customers in the south central region of the United States. In addition, ioNet has developed a suite of vertical market Internet services, including comprehensive banking, medical and telecommunications Internet solutions, to enable customers to more efficiently meet their internetworking needs. This acquisition resulted in our addition of approximately 2,300 business and Web services accounts and 21,500 consumer dial-up customers.

         In June 1998, we acquired LinkAge Online Limited ("LinkAge"), a Hong Kong-based supplier of Internet solutions, including Web hosting, managed co-location, intranets and extranets, to businesses, professionals, government agencies and other ISPs throughout Southeast Asia. This acquisition established our market presence in Hong Kong, the fifth largest telecommunications market in Asia, by adding approximately 1,100 business and Web services accounts.

         In June 1998, we acquired SCII-CalvaPro ("CalvaPro"), a full service business-to-business telecommunications company headquartered in Paris, France that provides Internet applications and other communications services primarily to banks and shipping and forwarding agencies in the sub-Saharan African market. This acquisition gave us a market presence in sub-Saharan Africa by adding approximately 425 business accounts and 30 consumer dial-up customers.

         In July 1998, we acquired INTERLOG Internet Services Inc. ("Interlog"), one of the first Internet-only service providers in Canada. This acquisition further solidified our market-leading presence in Canada by adding approximately 2,100 business and Web services accounts and 41,000 consumer dial-up customers.

         In August 1998, we acquired Rimnet Corporation ("Rimnet"), one of Japan's leading providers of Internet services and solutions to businesses. This acquisition further strengthened our market presence in Japan, one of the 20 largest global telecommunications markets, by adding approximately 260 business and Web services accounts and 56,000 consumer dial-up customers.

         In September 1998, we acquired TWICS Co., Ltd., one of the original ISPs in Japan, primarily serving the small-office/home-office market. This acquisition added approximately 70 business and Web services accounts and 1,700 consumer dial-up customers to our market presence in Japan.

         In September 1998, we acquired Hong Kong Internet & Gateway Services ("HKIGS"), one of the original ISPs in Hong Kong, primarily serving the business market. This acquisition enhanced our recently established market presence in Hong Kong by adding approximately 200 business accounts.

         In September 1998, we acquired Inet, Inc. ("Inet"), one of Korea's first ISPs that provides a comprehensive range of Internet access options, applications, consulting services and education programs, including Web hosting and content development, intranet application development and training. This acquisition established our market presence in Korea, one of the 20 largest global telecommunications markets, by adding approximately 1,100 business and Web services accounts and 13,000 consumer dial-up customers.

         In October 1998, we acquired Tokyo Internet Corporation ("Tokyo Internet"), one of the most widely used ISPs in Japan serving businesses, the small-office/home-office market and individual Internet users. Tokyo Internet offers a comprehensive range of Internet services, including individual and business dial-up connection services, leased-line LAN connectivity services and high quality collocation and Web services. In addition, Tokyo Internet has created an IP network infrastructure that directly links 23 of Japan's largest metropolitan areas. The combination of Tokyo Internet with our existing Japanese operations has resulted in us becoming the second largest ISP in Japan, based on customer domains serving business and commercial users, by adding approximately 6,500 business and Web services accounts and 10,000 consumer dial-up customers.

         In October 1998, we acquired Internet Exchange Europe B.V. ("IXE"), the first commercial top-level ISP in Holland to maintain its own Internet backbone, and Unix Support Netherland B.V. ("USN"), a well-known provider of Internet services, including Web hosting and maintenance, security and other customized solutions, to businesses. These acquisitions provided us with additional business Internet expertise to enhance our market presence in the Netherlands and Europe by focusing on value-added products.

         In November and December 1998, we acquired AsiaNet Limited, Huge Net Limited and Spider Net Limited, three commercial ISPs in Hong Kong, to supplement our acquisition of LinkAge and HKIGS. These acquisitions expanded our market presence in Hong Kong by adding an aggregate of approximately 300 business and Web services accounts and 350 consumer dial-up customers.

         In February 1999, we acquired Planete.net and Satelnet, two commercial ISPs based in France, to supplement our acquisition of CalvaCom. These acquisitions expanded our market presence in France by adding an aggregate of approximately 300 business and Web services accounts and 780 consumer dial-up customers.

COMPETITION

         The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries.

         We believe that a reliable international network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

         Our current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. While we believe that our network, products and customer service distinguish us from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources than us.

         ISPs. According to industry sources, there were over 6,700 ISPs in the United States and Canada in 1998, consisting of national, regional and local providers. Our current primary competitors include other ISPs with a significant national presence which focus on business customers, such as UUNet Technologies, Inc., GTE Internetworking (formerly BBN), Concentric Network and DIGEX. While we believe that our level of customer service and support and target market focus distinguish us from these competitors, many of these competitors have greater market share, brand recognition, and financial, technical and personnel resources than us. We also compete with unaffiliated regional and local ISPs in our targeted geographic regions.

         Telecommunications Carriers. The major long distance companies, also known as interexchange carriers, including AT&T, MCIWorldCom, Cable & Wireless/IMCI and Sprint, offer Internet access services and compete with us. Reforms in the federal regulation of the telecommunications industry have created greater opportunities for incumbent local exchange carriers ("ILECs"), including the Regional Bell Operating Companies ("RBOCs") and other competitive local exchange carriers ("CLECs"), to enter the Internet connectivity market. In order to address the Internet connectivity requirements of the business customers of long distance and local carriers, we believe that there is a move toward horizontal integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from ISPs. The MCI/WorldCom merger (and the prior WorldCom/MFS/UUNet consolidation), GTE's acquisition of BBN, the acquisition by ICG Communications, Inc. of

Netcom, Global Crossing's recently announced plans to acquire Frontier Corp. (and Frontier's prior acquisition of Global Center) and AT&T's recent purchase of IBM's global communications network are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers, in addition to their greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases.

         Cable Companies, Direct Broadcast Satellite and Wireless Communications Companies. Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Continental Cablevision, Inc., Tele-Communications, Inc. ("TCI") and At Home Corporation (@Home) have announced trials to provide Internet cable service to their residential customers in select areas. Cable companies, however, are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. Additionally, their current subscriber base and market focus is residential which requires that they partner with business-focused providers or undergo massive sales and marketing and network development efforts in order to target the business sector. Several announcements also recently have been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. These include Hughes Network Systems' DirecPC product that provides high-speed data through direct broadcast satellite technology; CAI Wireless Systems Inc.'s announcement of an MMDS wireless cable operator launching data services via 2.5 to 2.7 GHz and high-speed wireless modem technology; Cellularvision's announcement that it is offering Internet access via high-speed wireless LMDS technology; and WinStar Communications, a 38 GHz radio company that wholesales its network capacity to other carriers and now offers high-speed Internet access to business customers. We believe that there is a trend toward horizontal integration involving cable companies through acquisitions or joint ventures between cable companies and telecommunications carriers. The acquisition of TCI by AT&T is indicative of this trend.

         On-line Service Providers. The dominant on-line service providers, including Microsoft Network, America Online, Incorporated and Prodigy, Inc., have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping. However, America Online's recent acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems will enable it to offer a broader array of IP-based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with us. While CompuServe has announced it also will target Internet connectivity for the small to medium-sized business market, this will require a significant transition from a consumer market focus to a business market focus.

         We believe that our ability to attract business customers and to market value-added services is a key to our future success. However, there can be no assurance that our competitors will not introduce comparable services or products at similar or more attractive prices in the future or that we will not be required to reduce our prices to match competition. Recently, many competitive ISPs have shifted their focus from individual customers to business customers. Moreover, there can be no assurance that more of our competitors will not shift their focus to attracting business customers, resulting in even more competition for us. There can be no assurance that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations.

PROPRIETARY RIGHTS

         Our success and ability to compete is dependent in part upon our technology and proprietary rights, although we believe that our success is more dependent upon our technical expertise than our proprietary rights. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others.

REGULATORY MATTERS

         In recent years there have been a number of U.S. and foreign legislative and other initiatives seeking to control or affect the content of information provided over the Internet. Some of these initiatives would impose criminal liability upon persons sending or displaying, in a manner available to minors, indecent material or material harmful to minors. Liability would also be imposed on an entity knowingly permitting facilities under its control to be used for such activities. These initiatives may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers, including us.

         Both the provision of Internet access service and the provision of underlying telecommunications services are affected by federal, state and local regulation. The Federal Communications Commission (the "FCC") exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996 (the "1996 Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the 1996 Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.

         Our Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by ISPs. Although in an April 1998 Report, the FCC determined that ISPs should not be treated as telecommunications carriers and therefore not regulated, it is expected that future ISP regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone IP telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be re-examined.

         Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOCs or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on ISPs, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented ISPs, such as us. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

         In addition to our Internet activities, we have recently focused attention on acquiring telecommunications assets and facilities, which is a regulated activity. Our wholly-owned subsidiary, PSINetworks Company, has received an international Section 214 license from the FCC to provide global facilities-based telecommunications services, subjecting it to regulation as a non-dominant international common carrier. In addition, our wholly-owned subsidiary, PSINet Telecom UK Limited, has received an international facilities license from DTI and OFTEL, the responsible telecommunications regulatory bodies in the United Kingdom. Generally, the FCC and OFTEL have chosen not to closely regulate the charges or practices of non-dominant carriers, such as our subsidiaries. Nevertheless, these regulatory agencies act upon complaints against such carriers for failure to comply with statutory obligations or with the rules, regulations and policies of such regulatory agencies. These regulatory agencies also have the power to impose more stringent regulatory requirements on us and to change our regulatory classification. We believe that, in the current regulatory environment, such regulatory agencies are unlikely to do so. As we enter new markets, we anticipate obtaining similar licenses as required by applicable telecommunications rules and regulations in order to acquire and maintain telecommunications assets and facilities in such countries.

         The laws relating to the provision of telecommunications services in other countries, and in multinational organizations such as the International Telecommunications Union, are also undergoing a process of development. As we continue our program of acquisition and expansion into international markets, these laws will have an increasing impact on our operations. There can be no assurance that new or existing laws or regulations will not have a material adverse effect on us.

         PSINetworks Company has also received CLEC certification in Colorado and Texas, has applied for CLEC certification in Maryland, Virginia, California and New York, and is considering the financial, regulatory and operational implications of becoming a CLEC in certain other states. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

         The 1996 Act has caused fundamental changes in the markets for local exchange services. In particular, the 1996 Act and the FCC rules issued pursuant to it mandate competition in local markets and require that ILECs interconnect with CLECs. Under the provisions of the 1996 Act, the FCC and state public utility commissions share jurisdiction over the implementation of local competition: the FCC was required to promulgate general rules and the state commissions were required to arbitrate and approve individual agreements. The courts have generally upheld the FCC in its promulgation of rules, including a January 25, 1999 U.S. Supreme Court ruling which determined that the FCC has jurisdiction to promulgate national rules in pricing for interconnection.

         An important issue for CLECs is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the 1996 Act, CLECs are entitled to receive reciprocal compensation from ILECs. However, some ILECs have disputed payment of reciprocal compensation for Internet traffic, arguing that ISP traffic is not local traffic. Most states have required ILECs to pay ISPs reciprocal compensation. However, in October 1998, the FCC determined that dedicated Digital Subscriber Line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up ISP traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by ISPs. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC, as well as increasing our costs for PRIs generally.

         As we become a competitor in local exchange markets, we will become subject to state requirements regarding provision of intrastate services. This may include the filing of tarriffs containing rates and conditions. As a new entrant, without market power, we expect to face a relatively flexible regulatory environment. Nevertheless, it is possible that some states could require us to obtain the approval of the public utilities commission for the issuance of debt or equity or other transactions which would result in a lien on our property used to provide intrastate services.

EMPLOYEES

         As of December 31, 1998, we had approximately 1,817 full-time employees: 773 in the United States and 1,044 outside of the United States, including approximately 688 in data communications and operational positions, 636 in sales and marketing, and 493 in general and administrative positions. We believe that our relations with our employees are good. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we have never experienced a work stoppage.

EXECUTIVE OFFICERS

         The following is a list of our executive officers as of December 31, 1998.

          NAME                                  AGE                    TITLE
          ----                                  ---                    -----
William L. Schrader.........................     47     Chairman of the Board of Directors and Chief
                                                          Executive Officer (Founder)
Harold S. Wills.............................     56     President, Chief Operating Officer and Director
David N. Kunkel.............................     55     Executive Vice President, General Counsel and Director
Edward D. Postal............................     43     Senior Vice President and Chief Financial Officer

          NAME                                  AGE                    TITLE
          ----                                  ---                    -----
E.A. Davis..................................     52     Senior Vice President and President, PSINetworks  Company
Harry G. Hobbs..............................     44     Senior Vice President and President, PSINet Europe
Chi H. Kwan.................................     47     Senior Vice President and President, PSINet Asia/Pacific
Michael J. Malesardi........................     38     Vice President and Controller

         Additional information regarding our executive officers is incorporated by reference to "Executive Officers" in our Proxy Statement to be used in connection with our 1999 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

                                 RISK FACTORS

         You should be aware that there are various risks associated with us and our business, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

WE HAVE SIGNIFICANT INDEBTEDNESS AND WE MAY NOT BE ABLE TO MEET OUR OBLIGATIONS

         We are highly leveraged and have significant debt service requirements. As of December 31, 1998, our total indebtedness was $1.12 billion, representing 112% of total capitalization, and our interest expanse for the twelve months ended December 31, 1998 was $63.9 million.

         Our high level of indebtedness could have several important effects on our future operations, which, in turn, could have important consequences for the holders of our securities, including the following:

         . a substantial portion of our cash flow from operations must be used to pay interest on our indebtedness and, therefore, will not be available for other business purposes;

         . covenants contained in the agreements evidencing our debt obligations require us to meet many financial tests, and other restrictions limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities and capital expenditures; and

         . our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

         Our ability to meet our debt service obligations and to reduce our total indebtedness depends on our future operating performance and on economic, financial, competitive, regulatory and other factors affecting our operations. Many of these factors are beyond our control and our future operating performance could be adversely affected by some or all of these factors. We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied on equity, debt and capital lease financings to fund our operations. However, based on our current level of operations, management believes that existing working capital, existing credit facilities, capital lease financings and proceeds of future equity or debt financings will be adequate to meet our presently anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on our debt. We cannot assure, however, that our business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable us to service our debt or to make necessary capital expenditures. In addition, we cannot assure that we will be able to raise additional capital for any refinancing of our debt in the future.

WE HAVE EXPERIENCED CONTINUING LOSSES, NEGATIVE CASH FLOW AND FLUCTUATIONS IN OPERATING RESULTS

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, we must, among other things, respond to competitive developments, continue to attract and retain qualified persons, and continue to upgrade our technologies and commercialize our network services incorporating such technologies. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and ability to pay when due principal, interest and other amounts in respect of our debt. Although we have experienced revenue growth on an annual basis with revenue increasing from $84.4 million in 1996 to $121.9 million in 1997 to $259.6 million in 1998, we have incurred losses and experienced negative earnings before interest expense and interest income, taxes, depreciation and amortization, other income and expense, and charge for acquired in-process research and development ("EBITDA") during each of such periods. We expect to continue to operate at a net loss and experience negative EBITDA in the near term as we continue our acquisition program and the expansion of our global network operations. We have incurred net losses available to common shareholders of $55.1 million, $46.0 million and $264.9 million and have incurred negative EBITDA of $28.0 million, $21.2 million and $42.1 million for each of the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, we had an accumulated deficit of $427.6 million. We cannot assure that we will be able to achieve or sustain profitability or positive EBITDA.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside our control. These factors, include, among others:

         . general economic conditions and specific economic conditions in the Internet access industry;

         .  user demand for Internet services;

         . capital expenditures and other costs relating to the expansion of operations our network;

         .  the introduction of new services by us or our competitors;

         . the mix of services sold and the mix of channels through which those services are sold;

         . pricing changes and new product introductions by us and our competitors;

         . delays in obtaining sufficient supplies of sole or limited source equipment and telecom facilities; and

         .  potential adverse regulatory developments.

         As a strategic response to a changing competitive environment, we may elect from time to time to make pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations and cash flow.

WE ARE PARTIALLY DEPENDENT ON OUR SUBSIDIARIES FOR REPAYMENT OF DEBT

         We are an operating entity which also conducts a significant portion of our business through our subsidiaries. Our cash flow from operations and consequently our ability to service our debt, including our 10% senior notes and 11 1/2% senior notes, is therefore partially dependent upon our subsidiaries' earnings and their distributions of those earnings to us. It may also be dependent upon loans, advances or other payments of funds to us by those subsidiaries. Our subsidiaries have no obligation, contingent or otherwise, to make any funds available to us for payment of the principal of or interest on many of our debt obligations, including our 10% senior notes and 11 1/2% senior notes. Our subsidiaries' ability to make payments may be subject to the availability of sufficient surplus funds, the terms of such subsidiaries' indebtedness, applicable laws and other factors.

         Our subsidiaries' creditors and holders of preferred stock, if any, of such subsidiaries will have priority to the assets of such subsidiaries over the claims of PSINet and the holders of our indebtedness. One exception is that if such subsidiaries have provided guarantees of our indebtedness and if loans made by us to our subsidiaries are recognized as indebtedness, they will not have such priorities. In any event, our 10% senior notes and 11 1/2% senior notes are effectively subordinated in right of payment to all existing and future indebtedness and other liabilities of our subsidiaries, including trade payables. As of December 31, 1998, our subsidiaries had approximately $133.5 million of total liabilities, including trade payables and accrued liabilities, to which holders of our 10% senior notes and 11 1/2 senior notes are structurally subordinated. Under the terms of agreements evidencing our debt obligations, some of our subsidiaries are restricted in their ability to incur debt in the future.

WE MAY NOT BE ABLE TO FUND THE EXPANSION WE WILL NEED TO REMAIN COMPETITIVE

         In order to maintain our competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing, we expect to make significant capital expenditures. At December 31, 1998, we were obligated to make future payments that total $103.7 million for global fiber-based telecommunications bandwidth and related equipment, including indefeasible rights of use or other rights. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and indefeasible rights of use. Although we are currently unable to estimate the extent of such additional costs, we currently anticipate that our capital expenditures in 1999 will be consistent with those in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments, Capital Expenditures and Future Financing Requirements" in Part II, Item 7 of this Form 10-K and "Business--PSINet's Network" in Item 1 of this Form 10-K.

         We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied on equity, debt and capital lease financings to fund our operations. However, we believe that we will have a reasonable degree of flexibility to adjust the amount and timing of these capital expenditures in response to market conditions, competition, our then-existing financing capabilities and other factors. We also believe that working capital generated from the use of acquired bandwidth, together with other existing working capital, existing credit facilities, capital lease financings and proceeds of future equity or debt financings will be sufficient to meet the presently anticipated working capital and capital expenditure requirements of our operations.

         We may need to raise additional funds in order to take advantage of unanticipated opportunities, more rapid international expansion or acquisitions of complementary businesses. In addition, we may need to raise additional funds to develop new products or otherwise respond to changing business conditions or unanticipated competitive pressures. We cannot assure that we will be able to raise such funds on favorable terms. In the event that we are unable to obtain such additional funds on acceptable terms, we may determine not to enter into various expansion opportunities.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS AND STRATEGIC ALLIANCES RELATING TO DIFFICULTIES IN INTEGRATING COMBINED OPERATIONS, INCURRENCE OF ADDITIONAL DEBT TO FINANCE ACQUISITIONS AND OPERATIONS OF ACQUIRED BUSINESSES, POTENTIAL DISRUPTION OF OPERATIONS AND RELATED NEGATIVE IMPACT ON EARNINGS, AND INCURRENCE OF SUBSTANTIAL EXPENSES THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         Growth through acquisitions represents a principal component of our business strategy. Over the seventeen months ended February 28, 1999, we have acquired 20 Internet service providers in eight of the 20 largest global telecommunications markets. We expect to continue to acquire assets and businesses principally relating to or complementary to our current operations. We may also seek to develop strategic alliances both in the U.S. and internationally. Any such future acquisitions or strategic alliances would be accompanied by the risks commonly encountered in strategic alliances with or acquisitions of companies. Such risks include, among other things:

        . the difficulty of integrating the operations and personnel of the companies;

        .  the potential disruption of our ongoing business;

        . the inability of management to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings; and

        . the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

         We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions or strategic alliances. We believe that after eliminating redundant network architecture and administrative functions and taking other actions to integrate the operations of acquired companies we will be able to realize cost savings. However, we cannot assure that our integration of acquired companies' operations will be successfully accomplished. Our inability to improve the operating performance of acquired companies' businesses or to integrate successfully the operations of acquired companies could have a material adverse effect on our business, financial condition and results of operations. In addition, as we proceed with acquisitions in which the consideration consists of cash, a substantial portion of our available cash will be used to consummate such acquisitions.

         As with each of our recent acquisitions, the purchase price of many of the businesses that might become attractive acquisition candidates for us likely will significantly exceed the fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. In addition, an intangible asset that frequently arises in connection with the acquisition of a technology company is "acquired in-process research and development," which under U.S. accounting standards, as presently in effect, must be expensed immediately upon acquisition. Such expenses, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations and could cause substantial fluctuations in our quarterly and yearly operating results. Furthermore, in connection with acquisitions, we could incur substantial expenses, including the expenses of integrating the business of the acquired company or the strategic alliance with our existing business.

         We expect that competition for appropriate acquisition candidates may be significant. We may compete with other telecommunications companies with similar acquisition strategies, many of which may be larger and have greater financial and other resources than we have. Competition for Internet companies is based on a number of factors including price, terms and conditions, size and access to capital, ability to offer cash, stock or other forms of consideration and other matters. We cannot assure that we will be able to successfully identify and acquire suitable companies on acceptable terms and conditions.

OUR GROWTH AND EXPANSION MAY STRAIN OUR ABILITY TO MANAGE OUR OPERATIONS AND OUR FINANCIAL RESOURCES

         Our rapid growth has placed a strain on our administrative, operational and financial resources and has increased demands on our systems and controls. We have over 500 POPs and we plan to continue to expand the capacity of existing POPs as customer-driven demand dictates. In addition, we have completed a number of acquisitions of companies and telecommunications bandwidth during 1998 and plan to continue to do so. We anticipate that our Carrier and ISP Services business unit, as well as other business growth, may require continued enhancements to and expansion of our network. The process of consolidating the businesses and implementing the strategic integration of these acquired businesses with our existing business may take a significant amount of time. It may also place additional strain on our resources and could subject us to additional expenses. We cannot assure that we will be able to integrate these companies successfully or in a timely manner. In addition, we cannot assure that our existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth.

         Our continued growth may also increase our need for qualified personnel. We cannot assure that we will be successful in attracting, integrating and retaining such personnel. The following risks, associated with our growth, could have a material adverse effect on our business, results of operations and financial condition:

        . our inability to continue to upgrade our networking systems or our operating and financial control systems;

        . our inability to recruit and hire necessary personnel or to successfully integrate new personnel into our operations;

        . our inability to successfully integrate the operations of acquired companies or to manage our growth effectively; or

        . our inability to adequately respond to the emergence of unexpected expansion difficulties.

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS OF BANDWIDTH FROM NETWORK SUPPLIERS AND STRATEGIC ALLIANCE WITH IXC RELATING TO OUR DEPENDENCE ON THEIR ABILITY TO SATISFY THEIR OBLIGATIONS TO US, THE POSSIBILITY THAT WE MAY NEED TO INCUR SIGNIFICANT EXPENSES TO UTILIZE BANDWIDTH AND THEIR ABILITY TO BUILDOUT THEIR NETWORKS UNDER CONSTRUCTION THAT COULD ADVERSELY AFFECT OUR ABILITY TO UTILIZE ACQUIRED BANDWIDTH

         We are subject to a variety of risks relating to our recent acquisitions of fiber-based telecommunications bandwidth from our various global network suppliers and the delivery, operation and maintenance of such bandwidth. Such risks include, among other things, the following:

        . the risk that financial, legal, technical and/or other matters may adversely affect such suppliers' ability to perform their respective operation, maintenance and other services relating to such bandwidth, which may adversely affect our use of such bandwidth;

        . the risk that we will not have access to sufficient additional capital and/or financing on satisfactory terms to enable us to make the necessary capital expenditures to take full advantage of such bandwidth;

        . the risk that such suppliers may not continue to have the necessary financial resources to enable them to complete, or may otherwise elect not to complete, their contemplated buildout of their respective fiber optic telecommunications systems; and

        . the risk that such buildout may be delayed or otherwise adversely affected by presently unforeseeable legal, technical and/or other factors.

        In addition, we are subject to additional risks relating specifically to our strategic alliance with IXC. Such risks include:

        . the risk that, in the event of a material default by IXC under our purchase agreement with IXC at such time as IXC is in bankruptcy, our use of the bandwidth acquired from IXC may be materially adversely affected or curtailed;

        . the risk that, in the event of a change of control or change in management of IXC, IXC's successor or new management, as the case may be, may not share IXC's commitment to the buildout of its fiber optic telecommunications system or may not otherwise allocate the necessary human, financial, technical and other resources to satisfactorily meet its obligations to us under our purchase agreement with IXC that would adversely affect our use of the bandwidth acquired from IXC;

        . the risk that IXC, as our largest shareholder and through its ex-chairman's seat on our Board of Directors, could subject us to conflicts of interest or could influence our management in a manner that could adversely affect our business or the control of PSINet; and

        . the risk that future sales by IXC of substantial numbers of shares of our common stock could adversely affect the market price of our common stock and make it more difficult for us to raise funds through equity offerings and to effect acquisitions of businesses or assets in consideration for issuances of our common stock.

        We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions of bandwidth or our strategic alliance with IXC.

CONTINUED INTERNATIONAL EXPANSION IS A KEY COMPONENT OF OUR BUSINESS STRATEGY AND, IF WE ARE UNABLE TO COMPLETE THIS EXPANSION, OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED

        A key component of our business strategy is our continued expansion into international markets. We may need to enter into joint ventures or other strategic relationships with one or more third parties in order to conduct our foreign operations successfully. However, we cannot assure that we will be able to obtain the permits and operating licenses required for us to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition to the uncertainty as to our ability to continue to expand our international presence, there are risks inherent in doing business on an international level. Such risks include:

        . unexpected changes in or delays resulting from regulatory requirements, tariffs, customs, duties and other trade barriers;

        .  difficulties in staffing and managing foreign operations;

        .  longer payment cycles and problems in collecting accounts receivable;

        . political instability, expropriation, nationalization, war, insurrection and other political risks;

        . fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;

        .  technology export and import restrictions or prohibitions;

        .  delays from customs brokers or government agencies;

        . seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

        . potentially adverse tax consequences, which could adversely impact the success of our international operations.

         We cannot assure that such factors will not have an adverse effect on our future international operations and, consequently, on our business, financial condition and results of operations. In addition, we cannot assure that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which we operate will not change. Any such change could have a material adverse effect on our business, financial condition and results of operations.

         In particular, we have also recently made significant investments in Japan, which is currently experiencing a severe economic recession. Other Asian-Pacific countries in which we operate are also experiencing economic difficulties and uncertainties. These economic difficulties and uncertainties could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

         Competition for qualified employees and personnel in the Internet services industry is intense and there are a limited number of persons with knowledge of and experience in the Internet service industry. The process of locating such personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, technical, marketing and sales personnel and upon the continued contributions of such management and personnel. In particular, our success is highly dependent upon the personal abilities of our senior executive management, including William L. Schrader, our Chairman of the Board and Chief Executive Officer and the founder of PSINet, Harold S. Wills, our President and Chief Operating Officer, David N. Kunkel, our Executive Vice President and General Counsel, and Edward D. Postal, our Senior Vice President and Chief Financial Officer. We have employment agreements with each of these executive officers, with the exception of Mr. Schrader. The loss of the services of any one of them could have a material adverse effect on our business, financial condition or results of operations.

WE DEPEND ON SUPPLIERS AND COULD BE AFFECTED BY CHANGES IN SUPPLIERS OR DELAYS IN DELIVERY OF THEIR PRODUCTS AND SERVICES

         We have few long-term contracts with our suppliers. We are dependent on third party suppliers for our leased-line connections or bandwidth. Some of these suppliers are or may become competitors of ours, and such suppliers are not subject to any contractual restrictions upon their ability to compete with us. If these suppliers change their pricing structures, we may be adversely affected. Due to our recent acquisitions of telecommunications bandwidth from IXC and other global network providers, we anticipate that our dependence upon some of these suppliers will be decreased as we accept delivery of OC-48 bandwidth from IXC and bandwidth from our other global network providers. Nevertheless, until the fiber optic telecommunications systems of IXC and our other global network providers are completed, and in the case of IXC, it is not obligated under the terms of our purchase agreement to extend its buildout of its system beyond approximately 6,640 unique route miles of OC-48 bandwidth, and, in some geographic areas, even after such completion, we will continue to be dependent upon such suppliers. Moreover, any failure or delay on the part of our network providers to deliver bandwidth to us or to provide operations, maintenance and other services with respect to such bandwidth in a timely or adequate fashion could adversely affect us.

         We are also dependent on third party suppliers of hardware components. Although we attempt to maintain a minimum of two vendors for each required product, some components used by us in providing our networking services are currently acquired or available from only one source. We have from time to time experienced delays in the receipt of hardware components and telecommunications facilities, including delays in delivery of PRI telecommunications facilities, which connect dial-up customers to our network. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could have a material adverse effect on us. Our remedies against suppliers who fail to deliver products on a timely basis are limited by contractual liability limitations contained in supply agreements and purchase orders and, in many cases, by practical considerations relating to our desire to maintain good relationships with the suppliers. As our suppliers revise and upgrade their equipment technology, we may encounter difficulties in integrating the new technology into our network.

         Many of the vendors from whom we purchase telecommunications bandwidth, including the Regional Bell Operating Companies, competitive local exchange carriers and other local exchange carriers, currently are subject to tariff controls and other price constraints which in the future may be changed. In addition, recently enacted legislation will produce changes in the market for telecommunications services. These changes may affect the prices which we are charged by the Regional Bell Operating Companies and other carriers, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we are subject to the effects of other potential regulatory actions which, if taken, could increase the cost of our telecommunications bandwidth through, for example, the imposition of access charges.

THE TERMS OF OUR FINANCING ARRANGEMENTS MAY RESTRICT OUR OPERATIONS

         Our financing arrangements are secured by substantially all of our assets and stock of some of our subsidiaries. These financing arrangements require that we satisfy many financial covenants. Our ability to satisfy these financial covenants may be affected by events beyond our control and, as a result, we cannot assure you that we will be able to continue to satisfy such covenants. These financing arrangements also currently prohibit us from paying dividends and repurchasing our capital stock without the lender's consent. Our failure to comply with the covenants and restrictions in these financing arrangements could lead to a default under the terms of these agreements. In the event of a default under the financing arrangements, our lenders would be entitled to accelerate the indebtedness outstanding thereunder and foreclose upon the assets securing such indebtedness. They would also be entitled to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the holders of our securities, including the holders of the notes. In addition, the collateral security arrangements under our existing financing arrangements may adversely affect our ability to obtain additional borrowings.

OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED IF OUR SYSTEMS AND THOSE OF OUR SUPPLIERS FAIL BECAUSE OF YEAR 2000 PROBLEMS

         The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. We have identified two main areas of Y2K risk:

                  1. Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

                  2. Computer systems or embedded chips of third parties including, without limitation, financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others, could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

         We have developed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they are Y2K compliant. We have engaged a third party consultant to perform an assessment of our U.S. internal systems (e.g., accounting, billing, customer support and network operations) to determine the status of their Y2K compliance. The assessment of these systems has been completed and, while some minor changes are necessary, we believe that no material changes or modifications to our internal systems are required to achieve Y2K compliance. Our U.S. chief information officer has developed a test bed of our U.S. internal systems to implement and complete testing of the requisite minor changes. We anticipate that our U.S. internal systems will be Y2K ready by June 30, 1999. We are in the process of completing an inventory of our internal systems that we use in Canada, United Kingdom, Europe and Asia to determine the status of their Y2K compliance. Each international office has plans in place to test, upgrade or, if necessary, replace components of its internal systems to ensure they are Y2K compliant. We anticipate that our international operations will be Y2K compliant by the end of the third quarter of 1999. To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we have established a network operations team that meets weekly to examine our network on a worldwide basis. This team of operational staff have conducted inventories of our network equipment (software and hardware) and have found no material Y2K compliance issues. We believe that all equipment currently being purchased for use in the PSINet network is Y2K compliant. Any existing equipment that is not Y2K compliant is planned to be made Y2K compliant through minor changes to the software or hardware or, in limited instances, replacement of the equipment. We anticipate that our network will be Y2K compliant by the end of the second quarter of 1999. In addition to administering the implementation of necessary upgrades for Y2K compliance, our network team is developing a contingency plan to address any potential problems that may occur with our network as we enter the year 2000. We believe that, as a result of our detailed assessment and completed modifications, the Y2K issue will not pose significant operational problems for us. However, if the requisite modifications and conversions are not made, or not completed in a timely fashion, it is possible that the Y2K problem could have a material impact on our operations.

         Our cost of addressing Y2K issues has been minor to date, less than 5% of our information technology and network operations budgets, but this amount may increase if additional outside consultants or personnel resources are required or if important operational equipment must be remediated or replaced. Our estimated total costs related to Y2K issues for 1999 is not expected to exceed $2.0 million. These costs include equipment, consulting fees, software and hardware upgrades, testing, remediation and, in limited instances, replacement of equipment. The risk that Y2K issues could present to us include, without limitation, disruption, delay or cessation of operations, including operations that are subject to regulatory compliance. In each case, the correction of the problem could result in substantial expense and disruption or delay of our operations. The total cost of Y2K assessments and remediation is funded through cash on hand and available from other sources and we are expensing these costs, as appropriate. The financial impact of making all required systems changes or other remediation efforts cannot be known precisely, but it is not expected to be material to our financial position, results of operations, or cash flows. We have not canceled any principal information technology projects as a result of our Y2K effort, although we have rescheduled some internal tasks to accommodate this effort.

         In addition, we have identified, prioritized and are communicating with our suppliers, vendors, customers, lenders and other material third parties to determine their Y2K status and any probable impact on us. To date, our inquiries have not revealed any significant Y2K noncompliance issue affecting our material third parties. We will continue to monitor and evaluate our long-term relationships with our material third parties based on their responses to our inquiries and on information learned from other sources. If any of our material third parties are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses, our business could be materially adversely affected. Disruptions could include, among other things:

         .  the failure of a material third party's business;

         .  a financial institution's inability to take and transfer funds;

         .  an interruption in delivery of supplies from vendors;

         .  a loss of voice and data connections;

         .  a loss of power to our facilities; and

         . other interruptions in the normal course of our operations, the nature and extent of which we cannot foresee.

         We will continue to evaluate the nature of these risks, but at this time we are unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on us. If a significant number of our material third parties experience failures in their computer systems or operations due to Y2K non-compliance, it could affect our ability to process transactions or otherwise engage in similar normal business activities. For example, while we expect our internal systems, U.S. and non-U.S., to be Y2K ready in stages during 1999, we and our customers who communicate internationally will be dependent upon the Y2K-readiness of many non-U.S. providers of telecommunication services and their vendors and suppliers. If these providers and others are not Y2K ready, we and our customers will not be able to send and receive data and other electronic transmissions, which would have a material adverse effect on our revenues and business and that of our customers. While many of these risks are outside our control, we have identified and contacted our critical third party vendors and suppliers and are establishing contingency plans to remedy any potential interruption to our operations.

         While we believe that we are adequately addressing the Y2K issue, we can not assure that our Y2K compliance effort will prevent every potential interruption or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues or financial position. We are uncertain as to our most reasonably likely worst case Y2K scenario and have not yet completed a contingency plan to handle a worst case scenario. We expect to have such contingency plan in place by September 30, 1999. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" in Part II, Item 7 of this Form 10-K.

IF WE BECOME SUBJECT TO PROVISIONS OF THE INVESTMENT COMPANY ACT, OUR BUSINESS OPERATIONS MAY BE RESTRICTED

         Pending our utilization of all the net proceeds from the offerings of our 10% senior notes and 11 1/2% senior notes, we have significant amounts of cash invested in short term investment grade and government securities, which investments could conceivably subject us to the provisions of the Investment Company Act of 1940. We do not propose to engage in investment activities in a manner or to an extent which would require us to register as an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 places restrictions on the capital structure and business activities of companies registered thereunder. Accordingly, we will seek to limit our holding of "investment securities" (as defined in such Act) to an amount which is less than 40% of the value of our total assets as calculated pursuant to the Investment Company Act of 1940. The Investment Company Act of 1940 permits a company to avoid becoming subject to such Act for a period of up to one year despite the holding of investment securities in excess of such amount if, among other things, its Board of Directors has adopted a resolution which states that it is not the company's intention to become an investment company. Our Board of Directors may adopt such a resolution. Application of the provisions of the Investment Company Act of 1940 would have a material adverse effect on us.

WE FACE A HIGH LEVEL OF COMPETITION IN THE INTERNET SERVICES INDUSTRY

         The market for Internet connectivity and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as established businesses from different industries.

         Our current and prospective competitors include other national, regional and local Internet service providers, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. We believe that our network, products and customer service distinguish us from these competitors. However, some of these competitors have a significantly greater market presence, brand recognition and financial, technical and personnel resources than us.

         We compete with all of the major long distance companies, also known as interexchange carriers, including AT&T, MCIWorldCom, Sprint and Cable & Wireless/IMCI, which also offer Internet access services. The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including the Regional Bell Operating Companies, to enter the Internet connectivity market. We believe that there is a move toward horizontal integration through acquisitions of, joint ventures with, and the wholesale purchase of connectivity from Internet service providers to address the Internet connectivity requirements of the current business customers of long distance and local carriers. The WorldCom/MFS/UUNet consolidation, the WorldCom/MCI merger, the ICG/NETCOM merger, Cable & Wireless' purchase of the internetMCI assets, the Intermedia/DIGEX merger, GTE's acquisition of BBN, Global Crossing's recently announced plans to acquire Frontier Corp. (and Frontier's acquisition of Global Center) and AT&T's purchase of IBM's global communications network are indicative of this trend. Accordingly, we expect to experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers may have the ability to bundle Internet access with basic local and long distance telecommunications services. Such bundling of services may have an adverse effect on our ability to compete effectively with the telecommunications providers and may result in pricing pressure on us that could have a material adverse effect on our business, financial condition and results of operations.

         Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Several announcements also have recently been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies.

         The predominant on-line service providers, including America Online, CompuServe, Microsoft Network and Prodigy, have all entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. We compete to a lesser extent with these on-line service providers. However, America Online's recent acquisition of Netscape Communications Corporation and related strategic alliance with

Sun Microsystems will enable it to offer a broader array of Internet protocol-based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with us.

         Recently, there have been several announcements regarding the planned deployment of broadband services for high speed Internet access by cable and telephone companies. These services would include new technologies such as cable modems and xDSL. These providers have initially targeted the residential consumer. However, it is likely that their target markets will expand to encompass business customers, which is our target market. This expansion could adversely affect the pricing of our service offerings.

         As a result of the increase in the number of competitors and the vertical and horizontal integration in the industry, we currently encounter and expect to continue to encounter significant pricing pressure and other competition in the future. Advances in technology as well as changes in the marketplace and the regulatory environment are constantly occurring, and we cannot predict the effect that ongoing or future developments may have on us or on the pricing of our products and services. Increased price or other competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

         As we continue to expand our operations outside the United States, we will encounter new competitors and competitive environments. In some cases, we will be forced to compete with and buy services from government-owned or subsidized telecommunications providers. Some of these providers may enjoy a monopoly on telecommunications services essential to our business. We cannot assure that we will be able to purchase such services at a reasonable price or at all. In addition to the risks associated with our previously described competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. We cannot assure that we can obtain similar levels of local knowledge. Failure to obtain that knowledge could place us at a significant competitive disadvantage.

TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS COULD RESULT IN OUR COMPETITORS DEVELOPING OR OBTAINING ACCESS TO BANDWIDTH AND TECHNOLOGIES THAT CARRY MORE INFORMATION FASTER THAN OUR BANDWIDTH AND TECHNOLOGY AND, CONSEQUENTLY, RENDER OUR BANDWIDTH OR TECHNOLOGY OBSOLETE

         Our products and services are targeted toward users of the Internet, which has experienced rapid growth. The market for Internet access and related services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. Our future success will depend, in part, on our ability to effectively use and develop leading technologies.

         We cannot assure that we will be successful in responding to changing technology or market trends. In addition, services or technologies developed by others may render our services or technologies uncompetitive or obsolete. Furthermore, changes to our services in response to market demand may require the adoption of new technologies that could likewise render many of our assets technologically uncompetitive or obsolete. As we accept bandwidth from IXC and our other existing global network suppliers or acquire bandwidth or equipment from other suppliers that may better meet our needs than existing bandwidth or equipment, many of our assets could be determined to be obsolete or excess. The disposition of obsolete or excess assets could have a material adverse effect on our business, financial condition and results of operations.

         Even if we do successfully respond to technological advances and emerging industry standards, the integration of new technology may require substantial time and expense, and we cannot assure that we will succeed in adapting our network infrastructure in a timely and cost-effective manner.

POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH NETWORK

         The law relating to liability of Internet service providers for information carried on or disseminated through their networks is not completely settled. A number of lawsuits have sought to impose such liability for defamatory speech and infringement of copyrighted materials. The U.S. Supreme Court has let stand a lower court ruling which held that an Internet service provider was protected from liability for material posted on its system by a provision of the Communications Decency Act. However, the findings in that case may not be applicable in other circumstances. Other courts have held that online service providers and Internet service providers may, under some circumstances, be subject to damages for copying or distributing copyrighted materials. Provisions of the Communications Decency Act which imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications have been found unconstitutional by the U.S. Supreme Court. However, on October 21, 1998, new federal legislation was enacted that requires limitations on access to pornography and other material deemed "harmful to minors." This legislation has been attacked in court as a violation of the First Amendment. We are unable to predict the outcome of this case. The imposition upon Internet service providers or web server hosts of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. Such measures may require that we spend substantial resources or discontinue some product or service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

         We carry errors and omissions insurance with a policy limit of $5.0 million, subject to deductibles and exclusions. Such coverage may not be adequate or available to compensate us for all liability that may be imposed. The imposition of liability in excess of, or the unavailability of, such coverage could have a material adverse effect on our business, financial condition and results of operations.

         The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated also is undergoing a process of development in other countries. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services, including us.

FCC REGULATIONS MAY LIMIT THE SERVICES WE CAN OFFER

         Consistent with our growth and acquisition strategy, we are now engaged in, or will soon be engaged in, activities that subject us to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications.

         Our Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC has recently indicated that some services offered over the Internet, such as phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined. We are unable to predict what regulations may be adopted in the future, or to what extent existing laws and regulations may be found applicable, or the impact such new or existing laws may have on our business. We can not assure that new laws or regulations relating to Internet services, or existing laws found to apply to them, will not have a material adverse effect on us. Although the FCC has recently decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

         In addition to our Internet activities, our wholly-owned subsidiary, PSINetworks Company, has received a license from the FCC to provide global facilities-based telecommunications services. Our wholly-owned subsidiary, PSINet Telecom UK Limited, has received an international facilities license from DTI and OFTEL, the responsible telecommunications regulatory bodies in the United Kingdom. Currently, the FCC and OFTEL do not closely regulate the charges or practices of non-dominant carriers, such as our subsidiaries. Nevertheless, these regulatory agencies have the power to impose more stringent regulatory requirements on us and to change our regulatory classification, which may adversely affect our business.

         PSINetworks Company has also received competitive local exchange carrier certification in Colorado and Texas, has applied for competitive local exchange carrier certification in Maryland, Virginia, California and New York, and is considering the financial, regulatory and operational implications of becoming a competitive local exchange carrier in other states. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

         An important issue for competitive local exchange carriers is the right to receive reciprocal compensation for the transport and termination of Internet traffic. Most states have required incumbent local exchange carriers to pay Internet service providers reciprocal compensation. In October 1998, the FCC determined that dedicated Digital Subscriber Line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up Internet service provider traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by Internet service providers. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed. There can be no assurance that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a competitive local exchange carrier, as well as increasing our costs for PRIs generally.

IF WE EXPERIENCE SYSTEM FAILURE OR SHUTDOWN, WE MAY NOT BE ABLE TO DELIVER SERVICES

         Our success depends upon our ability to deliver reliable, high-speed access to the Internet and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network, and other networks providing services to us, are vulnerable to damage or cessation of operations from fire, earthquakes, severe storms, power loss, telecommunications failures and similar events, particularly if such events occur within a high traffic location of the network. We have designed our network to minimize the risk of such system failure, for instance, with redundant circuits among points-of-presence to allow traffic rerouting. In addition, we perform lab and field testing before integrating new and emerging technology into the network, and we engage in capacity planning. Nonetheless, we cannot assure that we will not experience failures or shutdowns relating to individual points-of-presence or even catastrophic failure of the entire network.

         We carry business personal property insurance at both scheduled locations and unscheduled locations to protect us against losses due to property damage and business interruption. Such coverage, however, may not be adequate or available to compensate us for all losses that may occur. In addition, we generally attempt to limit our liability to customers arising out of network failures by contractually disclaiming all such liability. In respect of many services, we have also contractually limited liability to a usage credit based upon the amount of time that the system was not operational. We cannot assure, however, that such limitations will be enforceable. In any event, significant or prolonged system failures or shutdowns could damage our reputation and result in the loss of customers.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY BE SUSCEPTIBLE TO VIRUSES, BREAK-INS OR DISRUPTIONS

         We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network's infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. This could, in turn, deter potential customers and adversely affect our existing customer relationships.

         Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported to organizations such as the CERT Coordination Center at Carnegie Mellon University, which facilitates responses of the Internet community to computer security events. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us.

         The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of such problems may result in claims against us or liability on our part. Such claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on our business or reputation or on our ability to attract and retain customers for our products. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

RISK ASSOCIATED WITH DEPENDENCE ON TECHNOLOGY AND WITH PROPRIETARY RIGHTS

         Our success and ability to compete is dependent in part upon our technology and technical expertise and, to a lesser degree, on our proprietary rights as well. In order to establish and protect our technology, we rely on a combination of copyright, trademark and trade secret laws and contractual restrictions. Nevertheless, we cannot assure that such measures are adequate to protect our proprietary technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, our products may be licensed or otherwise utilized in foreign countries where laws may not protect our proprietary rights to the same extent as do laws in the United States. It is our policy to require employees and consultants and, when obtainable, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. Nonetheless, we cannot assure that these precautions will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

         In addition, we are also subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. From time to time, we have received claims that we have infringed other parties' proprietary rights. While we do not believe that we have infringed the proprietary rights of other parties, we cannot assure that third parties will not assert infringement claims in the future with respect to our current or future products. Such claims may require that we enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We cannot assure that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

         We have recently introduced new enterprise service offerings, including value-added, Internet protocol-based enterprise communication services and xDSL-based Internet access services in limited areas. The failure of these services to gain market acceptance in a timely manner or at all, or the failure of xDSL-based services, in particular, to achieve significant market coverage could have a material adverse effect on our business, financial condition and results of operations. If we introduce new or enhanced services with reliability, quality or compatibility problems, it could significantly delay or hinder market acceptance of such services, which could adversely affect our ability to attract new customers and subscribers. Our services may contain undetected errors or defects when first introduced or as enhancements are introduced. Despite testing by us or our customers, we cannot assure that errors will not be found in new services after commencement of commercial deployment. Such errors could result in additional development costs, loss of or delays in market acceptance, diversion of technical and other resources from our other development efforts and the loss of credibility with our customers and subscribers. Any such event could have a material adverse effect on our business, financial condition and results of operations.

         Additionally, if we are unable to match our network capacity to customer demand for our services, our network could become congested during periods of peak customer demand. Such congestion could adversely affect the quality of service we are able to provide. Conversely, due to the high fixed cost nature of our infrastructure, if our network is under-utilized, it could adversely affect our ability to provide cost-efficient services. Our failure to match network capacity to demand could have a material adverse effect on our business, financial condition or results of operations.

POTENTIAL VOLATILITY OF STOCK PRICE

         The market price and trading volume of our common stock has been and may continue to be highly volatile. Factors such as variations in our revenue, earnings and cash flow and announcements of new service offerings, technological innovations, strategic alliances and/or acquisitions involving our competitors or price reductions by us, our competitors or providers of alternative services could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

FORWARD-LOOKING STATEMENTS

         Some of the information contained in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or similar words, or by discussions of strategy that involve risks and uncertainties. These statements may discuss our future expectations or contain projections of our results of operations or financial condition or expected benefits to us resulting from acquisitions or transactions. We cannot assure that the future results indicated, whether expressed or implied, will be achieved. The risk factors noted in this section and other factors noted throughout this Form 10-K, including risks and uncertainties, could cause our actual results to differ materially from those contained in any forward-looking statement.

                                   GLOSSARY

         Set forth below are definitions of some of the technical terms used in Form 10-K.

ATM Asynchronous Transfer Mode. A communications standard that provides for information transfer in the form of fixed-length cells of 53 bytes each. The ATM format can be used to deliver voice, video and data traffic at varying rates.

Backbone A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth                        The number of bits of information which can
                                 move over a communications medium in a given amount of time; the capacity of a telecommunications circuit/network to carry voice, data and video information. Typically measured in Kbps and Mbps. Bandwidth from public networks is typically available to business and residential end-users in increments from 56 Kbps to T-3.

CLEC Competitive local exchange carrier. A category of telephone service provider that offers services similar to the former monopoly local telephone company. A CLEC may also provide other types of telecommunications.

CSU/DSU Channel Service Unit/Data Service Unit. A device used in digital transmission for connecting data terminal equipment, such as a router, to a digital transmission circuit or service.

Dark fiber                       Fiber which does not have connected to it
                                 the electronics required to transmit data on such fiber.

Dedicated circuits               Telecommunications lines dedicated or
                                 reserved for use by particular customers along predetermined routes.

Dial-up line                     Communications circuit that is established
                                 by a switched-circuit connection using the telephone network.

DNS Domain Name System. Distributed name system used in the Internet.

Electronic mail or e-mail        An application that allows a user to send or
                                 receive text messages to or from any other user with an Internet address, commonly termed an e-mail address.

56 Kbps Equivalent to a single high-speed telephone service line; capable of transmitting one voice call or 56 Kbps of data. Currently in widespread use by medium and large businesses primarily for entry level high-speed data and very low-speed video applications.

Frame relay                      A communications standard that is
                                 optimized for efficient switching of variable-length data packets.

Gbps Gigabits per second. A measure of digital transmission rates. One gigabit equals 1,000 megabits.

Host                             A computer with direct access to the Internet.

HTML Hypertext Markup Language used to produce Web pages. It is a method of presenting information where selected words can be "expanded" to provide other information about the word.

ILEC Incumbent local exchange carrier. The local exchange carrier that was the monopoly carrier, prior to the opening of local exchange services to competition.

Internet An open global network of interconnected commercial, educational and governmental computer networks which utilize TCP/IP, a common communications protocol.

Internetworking                  The process of communicating between and among
                                 networks.

Intranet A TCP/IP based network and Web site which is securely isolated from the Internet and serves the internal needs of a company or institution.

IP                               Internet protocol.

IRUs Indefeasible rights of use in network bandwidth capacity.

ISDN Integrated services digital network. A network that provides digital voice and data services through a single medium.

ISP                              Internet service provider.

Kbps Kilobits per second. A measure of digital information transmission rates. One kilobit equals 1,000 bits of digital information. Normally, 10 bits are used for each alpha-numeric character.

LAN Local area network. A data communications network designed to interconnect personal computers, workstations, minicomputers, file servers and other communications and computing devices within a localized environment.

LEC Local exchange carrier. A telecommunications company that provides telecommunications services in a geographic area in which calls generally are transmitted without toll charges.

Mbps Megabits per second. A measure of digital information transmission rates. One megabit equals 1,000 kilobits.

Modem A device for transmitting information over an analog communications channel such as a POTS telephone circuit.

Network A collection of distributed computers which share data and information through inter-connected lines of communication.

NOC                              Network operation center.

OC-3                             OC-3 SONET high capacity optical
                                 telecommunications line capable of transmitting data at 155.52 Mbps.

OC-12 OC-12 SONET high capacity optical telecommunications line capable of transmitting data at 622.08 Mbps.

OC-48 OC-48 SONET high capacity optical telecommunications line capable of transmitting data at 2488.32 Mbps.

OC-48 Equivalent                 One OC-48, four OC-12s, 16 OC-3s or 48 DS-3s.

OC-48 Equivalent Mile            One Route Mile of OC-48 capacity, four Route
                                 Miles of OC-12 capacity, 16 Route Miles of OC-3 capacity or 48 Route Miles of DS-3 capacity.

On-line services                 Commercial information services that offer a
                                 computer user access through a modem to a specified slate of information, entertainment and communications menus. These services are generally closed systems, although many are now offering full Internet access.

Open systems                     A networking system which is based upon non-
                                 proprietary protocols (i.e., protocols which are in the public domain).

Peering The commercial practice under which nationwide ISPs exchange each other's traffic, in most cases, without the payment of settlement charges.

POPs Points-of-presence. An interlinked group of modems, routers and other computer equipment, located in a particular city or metropolitan area, that allows a nearby subscriber to access the Internet through a local telephone call or using a short-distance permanent data circuit.

POTS Plain old telephone service. Standard analog telephone service used by many telephone companies throughout the United States.

PRI Primary rate interface. ISDN interface to primary rate access.

Protocol A formal description of message formats and the rules two or more machines must follow in order to communicate.

RBOC Regional bell operating company. One of the LECs created by the divestiture of the local exchange business by AT&T. These include BellSouth, Bell Atlantic, Ameritech, US West, SBC, and PacTel.

Router A device that receives and transmits data packets between segments in a network or different networks.

Route Mile                       One mile of the actual geographic length of the
                                 high capacity telecommunications fiber route.

Server Software that allows a computer to offer a service to another computer. Other computers contact the server program by means of matching client software. The term also refers to the computer on which server software runs.

SMDS Switched multimegabit data service. A public packet-switching service offered by telephone companies in many major metropolitan areas. Packet-switching is a method of delivering voice and data traffic.

SONET                            Synchronous optical network.

TCP/IP Transmission control protocol/Internet protocol. A compilation of network and transport-level protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

T-3 or DS-3                      A data communications line capable of
                                 transmitting data at 45 Mbps.

UNIX A computer operating system for workstations and personal computers and noted for its portability and communications functionality.

VOIP                             Voice over internet protocol.

WAN Wide area network. A network spanning a wide geographic area.

Web or World Wide Web            A network of computer servers that uses a
                                 special communications protocol to link
                                 different servers throughout the Internet and permits communication of graphics, video and sound.

Web server                       The computer system that runs Web software,
                                 used to create custom Web sites, Web pages, and home pages.

Web sites or Web pages           A site located on the Web, written in the HTML
                                 or SGML language.

xDSL A term referring to a variety of new digital subscriber line technologies. Some of these varieties are asymmetric with different data rates in the downstream and upstream directions. Others are symmetric. Downstream speeds range from 384 kilobits (or "SDSL") to 1.5-8 Mbps (or "ADSL").


ITEM 2.  PROPERTIES

         Our principal administrative, operational and marketing and sales facilities total approximately 66,000 square feet and are located in an office park in Herndon, Virginia. We occupy this space under four leases which expire in September 2003 and include five-year renewal options. We also lease:

        . approximately 15,000 square feet of office space in a second office park located in Herndon, Virginia,

        . approximately 48,480 and 23,000 square feet of office space in two office parks located in Reston, Virginia, and

        . approximately 23,760 square feet of office space for our network operations center in Troy, New York.

         All of our regional offices and subsidiaries also lease their facilities, except for our European Technical Center which includes our principal European administrative, operational, marketing and sales facilities, which total approximately 3,900 square feet and are owned by us in Switzerland. We also lease or are otherwise provided with the right to utilize space in various geographic locations to provide an operational facility for certain of our POPs. We believe that these facilities are adequate for our current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we have been involved in certain disputes and threatened with or named as a defendant in lawsuits and administrative claims. Certain of such disputes, lawsuits and threatened litigation include claims asserting alleged breach of agreements and certain of them relate to relatively novel or unresolved issues of law arising out of or relating to the developing nature of the Internet and on-line services industries. See, for example, "Risk Factors--Potential liability for information disseminated through network" in
Item 1 of this Form 10-K.

         On March 23, 1999, an arbitrator awarded Chatterjee Management Company ("Chatterjee") compensatory damages, including interest and legal expenses, from PSINet. In conjunction with this arbitration decision, we have recorded a charge of $49.0 million, which accrual is reflected in other accounts payable and accrued liabilities in our consolidated balance sheet at December 31, 1998 (included in our Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K). This award resulted from a claim by Chatterjee that we had breached the terms of a joint venture agreement executed by the parties in September 1996. As previously disclosed by us in various filings with the Securities and Exchange Commission, Chatterjee had initiated the arbitration proceeding against us in November 1997 before the International Chamber of Commerce, Court of Arbitration, in London, England.

         On September 19, 1996, we signed an agreement with Chatterjee pursuant to which we and an investment group led by Chatterjee would have established a joint venture for the purpose of building an Internet network across Europe and providing Internet-related services in Europe. Such investment group was to invest up to $41 million in a joint venture. No monies were invested by Chatterjee or the investment group pursuant to the joint venture agreement nor were any other actions undertaken to implement it. Following the signing of the agreement, the parties acknowledged structural difficulties associated with the joint venture as originally contemplated, which prevented its implementation. Instead, they sought for several months to negotiate a direct investment in PSINet by Chatterjee in lieu of the initial agreement. Those negotiations were not successful.

         In the arbitration proceeding, Chatterjee alleged that we had breached the joint venture agreement by repudiating our obligations under the agreement and by breaching a covenant not to compete. Chatterjee requested an arbitration award declaring that the agreement was still valid and binding upon the parties and that we stood in breach of the agreement, directing us to specifically perform our obligations under the agreement or, in the alternative, awarding Chatterjee compensatory damages in an amount not less than $25 million, awarding Chatterjee profits that we had earned or stood to earn in Europe, and awarding Chatterjee the costs of arbitration, including attorney's fees and interest on the award of damages. An award of specific performance by the arbitrator could have given Chatterjee an ongoing ownership interest in our European operations.

         We are evaluating our options and intend to pursue vigorously appropriate legal steps to seek to modify the arbitrators order. However, due to the nature of arbitration proceedings, our ability to obtain relief in this matter is likely to be constrained. Any amounts payable to Chatterjee will be made from available cash, and we believe that any such payment will not have a material adverse effect on our business.

         In addition, from time to time we receive communications from third parties asserting alleged infringement of patents, trademarks and service marks of others. Although there is currently no material litigation arising out of any alleged infringement of patents, trademarks or service marks, there can be no assurance that litigation will not be commenced regarding these or other matters.

         We are not involved in any other legal proceedings which we believe would, if adversely determined, have a material adverse effect upon our business, financial condition or results of operations. There can be no assurance whether these matters will be determined in a manner which is favorable to us or, if adversely determined, whether such determination would have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                              MARKET INFORMATION

         Our common stock is traded on The Nasdaq Stock Market under the symbol "PSIX". The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported during each quarterly period in 1997 and 1998 on The Nasdaq Stock Market . The prices do not include retail mark ups, mark downs or commissions.

                                                1997
                                        ---------------------
                                          High         Low
                                        ---------    --------

First Quarter.........................   $ 13 3/8     $6 3/4
Second Quarter........................   $  9 1/4     $5 1/2
Third Quarter.........................   $  9 3/4     $7 3/8
Fourth Quarter........................   $  9 1/2     $4 1/4

                                                1998
                                       -----------------------
                                          High          Low
                                       -----------     -------

First Quarter........................    $17 5/16      $ 4 15/16
Second Quarter.......................    $15 3/16      $10
Third Quarter........................    $21 13/16     $10 1/8
Fourth Quarter.......................    $24 15/16     $ 8 3/8


         The last reported sale price of our common stock on The Nasdaq Stock Market on March 11, 1999 was $40 5/8 per share. There were approximately 849 holders of record of our common stock as of March 11, 1999.

                         COMMON STOCK DIVIDEND POLICY

         We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our existing credit facilities, the payment of dividends is prohibited without the lender's consent, and under the terms of the indentures governing our 10% senior notes and 11 1/2% senior notes, our ability to pay cash dividends is limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Structure" in Part II, Item 7 of this Form 10-K.

                    RECENT SALES OF UNRESTRICTED SECURITIES

         On November 3, 1998 and November 9, 1998, we issued $350,000,000 aggregate principal amount of our 11 1/2% Senior Notes due 2008, of which $200 million principal amount was sold at par and $150 million principal amount was sold at 102% of par. The aggregate net proceeds of these offerings, after giving effect to discounts, commissions, premiums and expenses, was $341.2 million. These securities were issued and sold to Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers (the "Initial Purchasers"), in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with this transaction, each of the Initial Purchasers is an "accredited investor" within the meaning of Securities and Exchange Commission Rule 501 and had adequate access to information about PSINet, and appropriate legends regarding the restricted nature of the securities were affixed to the certificates representing the securities. The Initial Purchasers resold the securities to "qualified institutional buyers" within the meaning of Securities and Exchange Commission Rule 144A in reliance on the exemption from registration under the Securities Act provided by Rule 144A. In connection with this transaction, offers and sales of the securities were made to persons whom the Initial Purchasers reasonably believed to be qualified institutional buyers, the offering memorandum used in connection with the transaction met the requirements of Rule 144A(d)(4), the securities were not of the same class as any of our securities listed on a national securities exchange or quoted in a U.S. automated inter-dealer quotation system, and appropriate legends regarding the restricted nature of the securities were affixed to the certificates representing the securities.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth for the periods indicated selected consolidated financial and operating data for PSINet. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from our Consolidated Financial Statements. In 1998, we acquired a significant number of businesses, issued a significant amount of debt and incurred a non-recurring arbitration charge. In 1996 and 1997, we sold our individual subscriber accounts and certain related assets and also sold our software subsidiary. These transactions affect the comparability of our financial position, results of operations and cash flows for those years. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

         EBITDA is used in the Internet services industry as one measure of a company's operating performance and historical ability to service debt. EBITDA is not determined in accordance with GAAP, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with GAAP. We define EBITDA as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development. Our definition of EBITDA may not be comparable to similarly titled measures used by other companies.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
  (In thousands of U.S. dollars, except per share, ratio and operating data)

                                                                               YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1994         1995       1996        1997     1998
                                                              ---------- ---------- -----------  ----------- -----------
STATEMENT OF OPERATIONS DATA:

Revenue.......................................................    $15,214   $ 38,722   $ 84,351   $121,902    $259,636
Other income, net.............................................         --         --      5,417         --         --
                                                              ---------- ---------- -----------  ----------- -----------
                                                                   15,214     38,722     89,768    121,902     259,636
Operating costs and expenses:
  Data communications and operations..........................      9,489     32,124     70,102     94,363     199,372
  Sales and marketing.........................................      3,599     23,930     27,064     25,831      57,026
  General and administrative..................................      3,605     10,569     20,648     22,947      45,288
  Depreciation and amortization...............................      3,183     14,778     28,035     28,347      63,424
  Charge for acquired in-process research and development.....        --         --         --         --       70,800
  Intangible asset write-down.................................        --       9,938        --         --           --
                                                                 ---------- ---------- ---------------------- ----------
  Total operating costs and expenses..........................     19,876     91,339    145,849    171,488     435,910
                                                                 ---------- ---------- ---------------------- ----------

Loss from operations..........................................     (4,662)   (52,617)   (56,081)   (49,586)   (176,274)
Interest expense..............................................       (731)    (1,964)    (5,025)    (5,362)    (63,914)
Non-recurring arbitration charge..............................        --         --         --         --      (49,000)
Loss before income taxes......................................     (5,342)   (53,160)   (55,256)   (46,078)   (262,717)
Income tax benefit............................................        --         --        (159)      (476)       (848)
                                                                 ---------- ---------- ---------------------- ----------

Net loss......................................................     (5,342)   (53,160)   (55,097)   (45,602)   (261,869)
Return to preferred shareholders..............................        --         --         --        (411)     (3,079)
                                                                 ---------- ---------- ---------------------- ----------
Net loss available to common shareholders.....................    $(5,342)  $(53,160)  $(55,097)  $(46,013)  $(264,948)
                                                                 ========== ========== ====================== ==========
Basic and diluted loss per share..............................    $ (0.42)  $  (2.01)  $  (1.40)  $  (1.14)  $   (5.32)
                                                                 ========== ========== ====================== ==========

Shares used in computing basic and diluted loss per
  share (in thousands)........................................     12,805     26,485     39,378     40,306      49,806
                                                                 ========== ========== ====================== ==========

                                                                                    YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                    1994          1995       1996        1997         1998
                                                                ------------    ---------   -------    --------      -----------
OTHER FINANCIAL DATA:
Cash flows used in operating activities.......................    $(1,097)   $(30,093)    $(32,543)   $(15,568)   $  (87,586)
Cash flows used in investing activities.......................     (1,937)    (21,958)      (7,897)    (15,560)     (783,877)
Cash flows provided by (used in) financing activities.........      4,527     151,403      (10,529)     12,598       874,246
EBITDA (as defined)...........................................     (1,479)    (27,901)     (28,046)    (21,239)      (42,050)
Capital expenditures..........................................      5,009      45,166       38,390      50,074       303,550


                                                                                        DECEMBER 31,
                                                                --------------------------------------------------------------
                                                                    1994         1995       1996        1997         1998
                                                                ------------    ---------   -------    --------      -----------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.............     $3,358     $102,710      $56,390     $33,322$   322,508
Restricted cash and short-term investments....................        --            --          954      20,690    162,469
Total assets..................................................     17,055      201,830      177,112     186,181  1,284,231
Current portion of debt.......................................      3,369       16,643       26,915      39,633     59,968
Long-term debt, less current portion..........................      4,397       24,130       26,938      33,820  1,064,633
Redeemable preferred and common stock.........................     13,617           --           --          --         --
Shareholders' equity (deficit)................................     (8,283)     143,230       89,783      73,429   (120,174)

OTHER OPERATING DATA:
Number of POPs................................................         82          241          350         350        500
Number of customer accounts...................................      4,220        8,200       17,800      26,400     54,700

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, you should read "Risk Factors" in Item 1 of this Form 10-K and our other periodic reports and documents filed with the Securities and Exchange Commission.

         GENERAL

         We are a leading global provider of Internet access services and related products to businesses. We derive the majority of our revenues from providing dedicated and dial-up Internet access services to business customers and other ISPs in 90 of the 100 largest metropolitan statistical areas in the United States and in 12 of the 20 largest global telecommunications markets. Business customers are typically signed to contracts that range from one to three years. Revenues generated from business customers typically comprise recurring monthly fees, installation and start-up charges and sales of related equipment and services. Revenues from ISPs are generated pursuant to network access agreements which typically require a minimum number of subscribers and obligate the ISPs to pay specified monthly fees for each subscriber using the PSINet network. We also offer, in addition to Internet connectivity services, products and services to businesses that enable them to maximize utilization of the Internet in their day-to-day operations in and outside of their workplaces. Some of these value-added services include corporate intranets, web hosting services that permit customers to market themselves on the Internet without having to invest significantly in technology infrastructure and operations staff, remote user access services that permit customers to allow their mobile personnel to access their corporate network and systems resources in 150 countries using the Internet, multi-currency electronic commerce services, security services, and other advanced IP-based applications such as voice-over-Internet (as opposed to standard telephone services) and Internet fax. Revenues from value-added services are typically in the form of monthly fees and are often bundled with Internet access services.

         As a key component of our growth strategy, we acquired 18 ISPs in nine of the 20 largest global telecommunications markets over the 15 month period ended December 31, 1998. The aggregate amount of the purchase prices and related payments for these acquisitions was approximately $290.1 million, exclusive of indebtedness assumed in connection with such acquisitions. Of such aggregate amount, we have paid $251.9 million to the sellers as of December 31, 1998, and have retained $38.2 million to secure performance by certain sellers of indemnification and other contractual obligations.

         We currently have operations in 12 of the 20 largest international telecommunications markets. In addition to the United States, we have operations in Africa, Belgium, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Republic of Korea, Switzerland and the United Kingdom. We typically enter a new market through the acquisition of an existing company within the particular market. Revenue from non-U.S. operations continues to increase as a percentage of consolidated results, comprising 52% of revenue in the fourth quarter of 1998 and 40% for all of 1998. By comparison, non-U.S. operations comprised 18% of revenue in the fourth quarter of 1997 and 15% for all of 1997.

         Since the commencement of our operations, we have undertaken a program of developing and expanding our data communications network. In connection with this program, we have made significant investments in telecommunications circuits and equipment to produce a geographically dispersed, ATM, ISDN and SMDS compatible frame relay network specially designed to optimize Internet traffic. These investments generally are made in advance of obtaining customers and resulting revenue. As part of our ongoing efforts to further expand and enhance our network, we have acquired or agreed to acquire significant amounts of global fiber-based telecommunications bandwidth, including IRUs or other rights in:

        . 10,000 equivalent route miles of OC-48 capacity across the United States,

        . STM-1 transatlantic capacity connecting the United States, the United Kingdom and continental Europe,

        . ten dark fiber optic strands connecting the New York City and Washington, D.C. metropolitan areas and major metropolitan areas in between, and four strands each within New York and Washington, D.C.,

        . six DS-3s of transpacific capacity connecting the United States and Japan,

        . four dark fiber optic strands connecting multiple locations in the San Francisco Bay area,

        . STM-1 network bandwidth having the capability of connecting Japan, China, Southeast Asia, India, the Middle East, Europe and the United Kingdom,

        .  STM-1 network bandwidth inter-connecting 30 European cities, and

        . 20 dark fiber optic strands connecting the Vancouver, British Columbia and Seattle, Washington metropolitan areas.

In addition, we have entered into an agreement with other leading global telecommunications companies to build the Japan-U.S. Cable Network.

         The acquisition of these telecommunications bandwidth assets is expected to increase our network capacity by a substantial magnitude and to reduce significantly our future data communications and operations costs per equivalent mile. In addition, the increased network capacity is expected to enable us to offer a wider variety of higher-speed Internet and Internet-related services to a larger customer base. As a result, we anticipate that our data communications and operations costs as a percentage of revenue will decrease as we substitute the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

         Revenue. We generate revenue primarily from the sale of Internet access and related services to businesses. Revenue was $259.6 million in 1998, an increase of $137.7 million, or 113%, from $121.9 million in 1997 . The 113% revenue growth is broken down into 58% from those operations that were in existence at the end of 1997 and 55% from the companies we acquired in 1998. Our organic growth is attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new business customer account, and an increase in the business account retention rate.

         Our business customer account base increased by 107% to 54,700 business accounts at the end of 1998 from 26,400 business accounts at the end of 1997. Of the total business account growth in 1998, 8,100 business accounts resulted from organic growth and 20,200 business accounts were attributable to the companies we acquired. The total number of our Carrier and ISP customers grew to 168, serving 863,000 small office home office ("SOHO")/consumer customers at the end of 1998, from 47 ISPs serving 264,000 SOHO/consumer customers at the end of 1997. Average annual new contract value for business accounts increased to $6,000 in 1998 from $5,500 in 1997, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. Our business account retention rate improved to 79% in 1998 from 76% in 1997.

         Data Communications and Operations. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $199.4 million (76.8% of revenue) for 1998, an increase of $105.0 million from $94.4 million (77.4% of revenue) for 1997. The increase in expenses related principally to increases in:

  (1) the number of leased long distance, dedicated customer and dial-up circuits,

  (2) expenditures for additional PRIs to support the growth of our Carrier and ISP Services business,

  (3) personnel costs resulting from the expansion of our network opertions, customer support and field service staff, including through acquisitions, and

  (4) operating and maintenance charges on telecommunications bandwidth.

         Our dedicated customer account base grew to 14,000 at December 31, 1998 from 7,500 at December 31, 1997, an increase of 87%. Comparing 1998 to 1997, backbone circuit costs increased $30.2 million (or 141%), dedicated customer circuit costs increased $18.4 million (or 77%), PRI expense increased $16.7 million (or 112%), and personnel and related operating expenses associated with network operations, customer support and field service increased $23.8 million (or 109%). Circuit costs relating to our new and expanded points-of-presence and primary rate interfaces generally are incurred by us in advance of obtaining customers and resulting revenue. Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, we anticipate that costs for data communications and operations as a percentage of revenue will decrease as we substitute network bandwidth purchased or acquired under capital lease agreements for existing bandwidth currently under operating lease agreements. Network bandwidth purchased or acquired under capital lease agreements is recorded as an asset and amortized over its useful life. This will, in turn, result in increases in depreciation and amortization expense over the useful life of the bandwidth, typically 10 to 25 years.

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $57.0 million (22.0% of revenue) for 1998, an increase of $31.2 million from $25.8 million (21.2% of revenue) for 1997. The increase is principally attributable to costs related to a branding and advertising campaign resulting in additional advertising expense of $10.6 million and from costs associated with the growth of our sales force in conjunction with our growth and acquisitions.

         General and Administrative. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $45.3 million (17.4% of revenue) for 1998, an increase of $22.4 million from $22.9 million (18.8% of revenue) for 1997. The increase resulted from the addition of management staff and related operating expenses across the organization, including increases in conjunction with our growth and acquisitions.

         Depreciation and Amortization. Depreciation and amortization costs were $63.4 million (24.4% of revenue) for 1998, an increase of $35.1 million from $28.3 million (23.3% of revenue) for 1997. Depreciation and amortization costs have increased as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, and depreciation and amortization of tangible and intangible assets related to business acquisitions. We anticipate that our depreciation and amortization expenses will continue to increase significantly as we substitute network bandwidth purchased or acquired under capital lease agreements for existing bandwidth under operating lease agreements, and as we record depreciation and amortization on tangible and intangible assets related to business combinations and expansion of our operations.

         Acquired In-Process Research and Development. The results for 1998 include $70.8 million (27.3% of revenue) in charges for acquired in-process research and development. The charges were based on independent valuations and reflect technologies acquired prior to technological feasibility and for which there was no alternative future use. The technologies exist at eight of the companies we acquired, specifically iSTAR, INX, ioNET, LinkAge, Interlog, Rimnet, iNet, and Tokyo Internet, comprising approximately 18% of the total fair value of assets acquired. We have included a detailed description of the specific technologies acquired, their value, cost to complete, expected completion date and remaining tasks in the notes to our consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

         The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, we gave consideration to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on key assumptions that included:

        . Estimated revenue associated with the respective business enterprise valuations assuming five-year compound annual revenue growth rates of between 22% and 45%.

        . Revenue growth rates for each technology considering, among other things, current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products. Estimated revenues from the purchased in-process technology projects were generally assumed to peak in the year 2003 and decline through 2014 or earlier as other new products are expected to be introduced. These revenue projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

        . Estimated net cash flows discounted back to their present value using a discount rate of between 17.0% and 27.5%, which represents a premium to our cost of capital.

        . Estimated percentage-of-completion of the various in-process research and development projects ranged from 50% to 85% complete.

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

         There were no comparable charges in 1997.

         Interest Expense. Interest expense was $63.9 million for 1998, an increase of $58.5 million from $5.4 million for 1997. The increase was due to interest on our issuance of $600.0 million aggregate principal amount of 10% senior notes in April 1998 and our issuance of $350.0 million aggregate principal amount of 11 1/2% senior notes in November 1998, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements.

         Interest Income. Interest income was $19.6 million for 1998, an increase of $16.5 million from $3.1 million for 1997. The increase was due to interest received on the net proceeds of our offerings of the 10% senior notes and 11 1/2% senior notes, which we invest in short-term investment grade and government securities until such time as we use them for other purposes.

         Other Income, Net. Other income, net, was $6.8 million for 1998, which primarily relates to a $5.6 million realized gain on equity securities that we sold during the third quarter. The total of $5.8 million in 1997 primarily related to the sale in the first quarter of 1997 of our software subsidiary.

         Non-Recurring Arbitration Charge. The results for 1998 include a $49.0 million charge for an arbitration award and related costs associated with a dispute between PSINet and Chatterjee Management Company. The charge relates to a joint venture agreement executed by the parties in 1996 and there is no ongoing relationship between the companies. There were no similar charges in 1997. See "Legal Proceedings" in Part I, Item 3 of this Form 10-K.

         Net Loss Available to Common Shareholders and Loss per Share. Our net loss available to common shareholders for 1998 was $264.9 million, or $5.32 basic and diluted loss per share, a $218.9 million increase from a net loss available to common shareholders for 1997 of $46.0 million, or $1.14 basic and diluted loss per share. The primary reasons for the increase were:

        (1)  operating losses of acquired companies,
        (2)  the increase in data communications costs,
        (3) the first portions of our acquired IRUs were installed, leading to an increase in depreciation and personnel costs to manage the IRUs,
        (4) the charge for acquired in-process research and development relating to acquisitions in 1998,
        (5) the increase in interest expense due to the issuance of the 10% senior notes and 11 1/2% senior notes, and
        (6)  the costs of the non-recurring arbitration charge.


         The return to preferred shareholders, which comprises the dividends with respect to our Series B 8% convertible preferred stock and accretion of the related conversion premium, is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

         Revenue. Revenue was $121.9 million in 1997, an increase of $37.5 million, or 45%, from $84.4 million in 1996. The increase was attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new business customer account and an increase in sales by our international subsidiaries. The growth was driven by an expansion of our sales force and greater public awareness and utilization of the Internet.

         In comparison with 1996, revenue for 1997 was affected by the sale in 1996 of our individual consumer accounts and related assets and by the sale in 1997 of our software subsidiary, which together provided $15.6 million of revenue in 1996 but only $0.3 million in 1997. If such revenue was excluded from 1996 revenue, our growth in revenue from 1996 to 1997 would have been 77% instead of 45%. Revenue growth in 1997 was also impacted by a drop in our annualized business customer retention rate from 79% in 1996 to 76% in 1997, which was attributable in part to an initiative by us to remove certain non-performing accounts.

         Our business customer account base increased by 48% to 26,400 business accounts at December 31, 1997, including 47 ISPs, from 17,800 business accounts, including 22 ISPs, at December 31, 1996. Our revenue from international operations increased by 165% to $18.0 million in 1997 from $6.8 million in 1996, principally as a result of significant growth in our operations in the United Kingdom, Japan and Canada.

         Other Income, Net. We did not have other income, net, in 1997, compared with $5.4 million during 1996, consisting of the consideration received, net of related asset costs and expenses, relating to the sale of our individual consumer subscribers and certain related tangible and intangible assets during the second and third quarters of 1996.

         Data Communications and Operations. Data communications and operations expenses were $94.4 million (77.4% of revenue) during 1997, an increase of $24.3 million from $70.1 million (83.1% of revenue) during 1996.

The increase in expenses related principally to increases in:

        (1) the number of leased long distance, dedicated customer and dial-up circuits,

        (2) expenditures for additional primary rate interfaces to support the growth of our Carrier and ISP Services business, and

        (3) personnel costs resulting from the expansion of our network operations, customer support and field service staff.

         Sales and Marketing. Sales and marketing expenses were $25.8 million (21.2% of revenue) during 1997, a decrease of $1.3 million from $27.1 million (32.1% of revenue) during 1996. The decrease resulted principally from reductions in costs following the sale of our individual consumer subscribers and related infrastructure in 1996 and the sale of our software operations in 1997, which were offset in part by an increase in sales and marketing expenses relating to the expansion of our operations.

         General and Administrative. General and administrative expenses were $22.9 million (18.8% of revenue) during 1997, an increase of $2.3 million from $20.6 million (24.5% of revenue) during 1996. The increase resulted from the addition of management staff and related operating expenses across the organization, including in conjunction with our expansion outside of the United States, and increases in the provision for doubtful accounts receivable. These expenses were in part offset by decreased expenses following the sale of our individual consumer subscribers and related assets in 1996 and the sale of our software operations in 1997.

         Depreciation and Amortization. Depreciation and amortization costs were $28.3 million (23.3% of revenue) during 1997, an increase of $0.3 million from $28.0 million (33.2% of revenue) during 1996. Depreciation costs increased due to additional capital expenditures associated with network infrastructure enhancements, which were partially offset by decreases in costs resulting from the elimination of depreciation and amortization that had been associated with the individual consumer subscriber assets sold in 1996 and the software assets sold in 1997.

         Interest Expense. Interest expense was $5.4 million during 1997, an increase of $0.4 million from $5.0 million in 1996. The increase was principally due to increased borrowings and capital lease obligations incurred by us to finance network expansion and to fund working capital requirements.

         Interest Income. Interest income was $3.1 million during 1997, a decrease of $0.7 million from $3.8 million in 1996. The decrease was principally due to a reduction in the amount of cash and short-term, interest-bearing investments held by us.

         Other Income, Net. Other income, net, was $5.8 million for 1997, which primarily related to the sale in the first quarter of 1997 of our software subsidiary.

         Net Loss Available to Common Shareholders and Loss Per Share. As a result of the factors discussed above, our net loss available to common shareholders for 1997 was $46.0 million (37.7% of revenue), or $1.14 basic and diluted loss per share, a $9.1 million improvement from a net loss available to common shareholders in 1996 of $55.1 million (65.3% of revenue), or $1.40 basic and diluted loss per share. The return to preferred shareholders, which comprises the dividends with respect to our Series B 8% convertible preferred stock and accretion of the related conversion premium, is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each year presented.

INCOME TAXES

         In 1998, we generated a pretax U.S. book loss of approximately $134.6 million and pretax non-U.S. book loss of approximately $128.1 million. As of December 31, 1998, we had net operating loss carryforwards of approximately $216.7 million for U.S. income tax purposes. The use of the U.S. net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. These net operating loss carryforwards may be carried forward in varying amounts until 2018. Additionally, at December 31, 1998, we had net operating loss carryforwards for tax purposes in various jurisdictions outside the United States amounting to approximately $158.6 million. The majority of non-U.S. loss carryforwards will expire in varying amounts in 2003 to 2005. Some of the non-U.S. loss carryforwards will never expire under local country tax rules.

         We have provided a valuation allowance against our deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $101.7 million and $18.8 million in 1998 and 1997, respectively.

         We recognized deferred income tax benefits of $0.8 million in 1998, $0.5 million in 1997, and $0.2 million in 1996, resulting primarily from deferred tax liabilities of companies we acquired outside of the U.S.. We did not recognize any current income tax expense or benefit for any of those three years.

SEGMENT INFORMATION

         We offer a broad range of Internet access services and related products to businesses in the U.S. and throughout the world. As of December 31, 1998, we served primary markets in 12 countries, with operations organized into four geographic operating segments - the U.S., Canada, Europe and Asia. In measuring performance and allocating assets, our chief operating officer reviews each geographic operating segment as a whole and not by types of services provided.

         We evaluate the performance of our segments and allocate resources to them based on revenue and EBITDA. We define EBITDA as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development.

         All our reportable segments have experienced significant revenue increases from 1996 to 1998. Between 1996 and 1997, our revenue growth by segment was largely organic, with the United States growing by 33%, Canada by 823%, Europe by 114% and Asia by 205%. Starting in late 1997 and through 1998, we acquired 18 ISPs in the U.S., Canada, Europe and Asia, and our revenue growth between 1997 and 1998 reflects a mixture of organic and acquired revenue. Revenue growth by segment between these years is as follows:

                              ORGANIC            ACQUIRED              TOTAL
                              -------            --------              -----
        United States             45%                  5%                50%
        Canada                   140%                725%               865%
        Europe                   144%                123%               267%
        Asia                     105%                657%               762%
        All Segments              58%                 55%               113%


         EBITDA losses as a percentage or revenue improved in all segments except the U.S. from 1997 to 1998, reflecting the overall development cycle of our businesses in these areas. In the U.S., our EBITDA loss as a percentage of revenue increased from (13%) to (17%), which is reflective of increased costs charged to the U.S. segment relating to shared network, marketing and general and administrative costs not allocated to other reportable segments. Improvements in EBITDA as percentage of revenue for the Canadian segment was (144%) to (28%), for the European segment was (33%) to (16%), and for the Asian segment was (12%) to (5%). These improvements have arisen as a result of two primary factors. First, improvements have been generated based on organic growth factors including high levels of revenue growth and concentration of efforts on controlling operating costs, and second, almost every company we acquired in 1998 operated at EBITDA breakeven or better, contributing to these improvements.

         EBITDA losses as a percentage of revenue improved in all segments from 1996 to 1997. In the U.S., it went from (26%) to (13%), in Canada from (1,032%) to (144%), in Europe from (55%) to (33%), and in Asia from (108%) to (12%). The improvement in the U.S. reflects revenue that increased at a faster rate than did data communications and operations, sales and marketing and general and administrative expenses. We achieved cost reductions between 1996 and 1997 in the U.S. due to the disposition of our software operations. Our operating improvements outside of the U.S. primarily are the result of the development of these operations that were largely still in a start-up mode in 1996.

         Our loss from operations differs from EBITDA only by depreciation and amortization, and the charge for acquired in-process research and development; therefore, loss from operations in each segment reflects underlying trends as those impacting EBITDA as a percentage of revenue. However, as a result of our 1998 acquisitions of telecommunications bandwidth and other fixed assets and acquisitions of ISPs, we incurred charges for acquired in-process research and development and increased depreciation and amortization expenses in each geographic segment, which increased our loss from operations. In the U.S., our loss from operations as a percentage of revenue went from (60%) in 1996 to (37%) in 1997 to (47%) in 1998. In Canada, it went from (1,138%) to (176%) to (104%), in Europe from (74%) to (51%) to (41%), and in Asia from (116%) to (17%) to (160%) for those same three years, respectively.

QUARTERLY RESULTS

         The following tables set forth certain unaudited quarterly financial data, and such data expressed as a percentage of revenue, for the eight quarters ended December 31, 1998. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    QUARTER ENDED
                                  ------------------------------------------------------------------------------------
                                                    1997                                       1998
                                  ------------------------------------------------------------------------------------
                                   MAR 31        JUN 30     SEP 30      DEC 31    MAR 31    JUN 30    SEP 30    DEC 31
                                  --------     ---------   --------    --------  --------  -------   -------    ------
                                                    (IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenue                             $25.6        $29.5      $32.0        $34.8    $44.5     $53.7      $67.6     $93.9

Operating costs and expenses:

Data communications and operations   21.0         22.1       23.8         27.5     36.7     41.9        51.9      68.9
Sales and marketing                   6.0          5.9        6.2          7.8     10.7     12.5        14.7      19.1
General and administrative            5.4          6.1        5.3          6.0      7.6     10.3        11.6      15.8
Depreciation and amortization         8.0          6.1        6.6          7.7      9.5     12.9        14.7      26.4

                                                                    QUARTER ENDED
                                  ------------------------------------------------------------------------------------
                                                    1997                                       1998
                                  ------------------------------------------------------------------------------------
                                      MAR 31    JUN 30    SEP 30    DEC 31    MAR 31    JUN 30    SEP 30    DEC 31
                                  ------------------------------------------------------------------------------------
                                                    (IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Charge for acquired in-process
     research and development        --         --         --         --           7.0        20.0       13.4       30.4
                                  --------   --------   --------   --------    --------    --------   --------   --------
Total operating costs and
     expenses                        40.4       40.2      41 .9       49.0       71 .5        97.6      106.3      160.6
                                  --------   --------   --------   --------    --------    --------   --------   --------
Loss from operations                (14.8)     (10.7)      (9.9)     (14.2)      (27.0)      (43.9)     (38.7)     (66.7)
Interest expense                     (1.4)      (1.3)      (1.5)      (1.2)       (2.6)      (16.9)     (18.7)     (25.7)
Interest income                       0.8        0.7        0.5        1.1         0.5         6.0        4.8        8.2
Other income, net                     5.7       --          0.2       --          --           1.2        5.3        0.5
Non-recurring arbitration charge     --         --         --         --          --          --         --        (49.0)
                                  --------   --------   --------   --------    --------    --------   --------   --------
Loss before income taxes             (9.7)     (11.3)     (10.7)     (14.3)      (29.1)      (53.6)     (47.3)    (132.7)
Income tax benefit                   (0.4)      --         --         --          --          --         --         (0.9)
                                  --------   --------   --------   --------    --------    --------   --------   --------
Net loss                             (9.3)     (11.3)     (10.7)     (14.3)      (29.1)      (53.6)     (47.3)    (131.8)
Return to preferred shareholders     --         --         --         (0.4)       (0.8)       (0.8)      (0.8)      (0.8)
                                  --------   --------   --------   --------    --------    --------   --------   --------
Net loss available to common
     shareholders                   $(9.3)    $(11.3)    $(10.7)    $(14.7)     $(29.9)     $(54.4)    $(48.1)   $(132.6)
                                  ========   ========   ========   ========    ========    ========   ========   ========
Basic  and   diluted   loss  per
     share (1)                     $(0.23)    $(0.28)    $(0.26)    $(0.36)     $(0.67)     $(1.06)    $(0.93)   $ (2.56)
                                  ========   ========   ========   ========    ========    ========   ========   ========
Shares used in computing basic
     and diluted loss per share
     (in thousands)                40,158     40,225     40,407     40,436      44,596      51,111     51,659    51,871

(1) Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the loss per share by quarter does not equal the loss per share for 1997 and 1998.

                                                                    QUARTER ENDED
                                 ------------------------------------------ ------------------------------------------
                                                   1997                                       1998
                                 ------------------------------------------ ------------------------------------------
                                  JAN 30      MAR 31    SEP 30    DEC 31     MAR 31     JUN 30     SEP 30    DEC 31
                                 --------- ----------- --------- ---------- ---------- ---------- --------- ----------
Revenue                            100.0%    100.0%      100.0%    100.0%     100.0%     100.0%     100.0%    100.0%
Operating costs and expenses:

Data communications and
     operations                     81.8      74.9        74.3      79.2       82.5       78.1       76.8      73.3
Sales and marketing                 23.4      19.9        19.4      22.3       24.1       23.2       21.8      20.3
General and administrative          21.4      20.8        16.7      17.2       17.1       19.2       17.1      16.9
Depreciation and amortization       31.3      20.5        20.5      22.1       21.3       24.0       21.7      28.1
Charge for acquired in-process
     research and development       --        --          --        --         15.7       37.2       19.8      32.4

Total operating costs and        --------  -------     -------   -------     ------      -----      -----    ------
  expenses                         157.9     136.1       130.9     140.8      160.7      181.7      157.3     171.0
                                 --------  -------     -------   -------     ------      -----      -----    ------
Loss from operations               (57.9)    (36.1)      (30.9)    (40.8)     (60.7)     (81.7)     (57.3)    (71.0)
Interest expense                    (5.2)     (4.4)       (4.7)     (3.4)      (5.8)     (31.4)     (27.7)    (27.4)
Interest income                      3.0       2.3         1.7       3.1        1.3       11.3        7.0       8.8
Other income, net                   22.1      (0.1)        0.6      (0.1)      (0.2)       2.0        7.9       0.5
Non-recurring arbitration charge    --        --          --        --         --         --         --       (52.2)
                                 --------  -------     -------   -------     ------      -----      -----    --------
Loss before income taxes           (38.0)    (38.3)      (33.3)    (41.2)     (65.4)     (99.8)     (70.1)   (141.3)
Income tax expense (benefit)        (1.8)     --          --        --         --         --          --       (0.9)
                                 --------  -------     -------   -------     ------      -----      -----    ------
Net loss                           (36.2)%   (38.3)%     (33.3)%   (41.2)%    (65.4)%    (99.8)%    (70.1)%  (140.4)%
                                 =========  =======     =======   =======     ======      =====      ======   ======

         Our quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as:

        .  the timing of acquisitions

        . the success of our efforts to expand our customer base, and to sell enhanced and value added services to existing customers,

        . changes in and the timing of expenditures relating to the continued expansion of our network,

        .  the delivery of bandwidth from our global network providers,

        .  the development of new services, and

        .  changes in pricing policies by us or our competitors.

        In view of the significant historical growth of our operations, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future. We expect to focus in the near term on building and increasing our customer base and increasing our network utilization both through internal growth and through acquisitions which may require us from time to time to increase our expenditures for personnel, marketing, network infrastructure and the development of new services.

         LIQUIDITY AND CAPITAL RESOURCES

         We have historically had losses from operations, which have been funded primarily through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuance of debt and equity securities. In 1998, we received net proceeds of approximately $1,060.6 million from debt financings.

         CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

         Cash flows used in operating activities were $87.6 million in 1998, $15.6 million in 1997 and $32.5 million in 1996. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets and, in 1998, our charge for acquired in-process research and development.

         Cash flows used in investing activities were $783.9 million for 1998, $15.6 million for 1997 and $7.9 million for 1996. Acquisition activities resulted in the use of $268.0 million of cash for 1998, net of cash acquired. Investments in our network and facilities during 1998 resulted in total additions to fixed assets of $303.6 million. Of this amount, $113.3 million was financed under vendor or other financing arrangements, $27.4 million of non-cash additions related to the bandwidth acquired from IXC, $44.9 million related to other network facilities that remained in accounts payable at year end, and $118.0 million was expended in cash. For 1997, total additions were $50.1 million, of which $37.5 million was financed under equipment financing agreements and $12.6 million was expended in cash, and for 1996, additions were $38.4 million, with $25.6 million financed and $12.8 million expended in cash. Purchases of short-term investments with the proceeds of our 10% senior notes and 11 1/2 % senior notes offerings during 1998 were an aggregate of $511.7 million, offset by proceeds from the sale and maturity of short-term investments of $251.2 million. Investing cash flows in 1998 and 1997 were reduced by $141.0 million and $19.7 million, respectively, from increases in restricted cash and short-term investments related to various financing alternatives.

         Cash flows provided by (used in) financing activities were $874.2 million for 1998, $12.6 million for 1997, and ($10.5) million for 1996. In 1998, 1997 and 1996, we received net proceeds from the issuance of notes payable of $1,060.6 million, $10.1 million and $8.3 million, respectively. In 1997, we completed a private placement of 600,000 shares of our Series B convertible preferred stock for gross proceeds of $30.0 million. In 1998, 1997 and 1996, we made repayments aggregating $189.5 million, $27.7 million, and $20.8 million, respectively, on our capital lease obligations and notes payable.

         As of December 31, 1998, we had $485.0 million of cash, cash equivalents, restricted cash, short-term investments and marketable securities.

         CAPITAL STRUCTURE

         Our capital structure at December 31, 1998 consisted of a revolving credit facility, other lines of credit, capital lease obligations, 10% senior notes, 11 1/2% senior notes, preferred stock and common stock.

         Total borrowings at December 31, 1998 were $1,124.6 million, which included $60.0 million in current obligations and $1,064.6 million in long-term capital lease obligations and notes payable. We also had $1.2 million of letters of credit outstanding as of December 31, 1998. As of that date, the aggregate unused portion under our various financing arrangements for purchases of equipment and other fixed assets was 12.9 million, after designating $27.9 million of payables for various equipment purchases.

         Our total U.S. borrowings at December 31, 1998 were $1,070.5 million, comprising $953.0 million of senior notes, $109.7 million of capital leases and $7.8 million of other notes. The majority of our U.S. debt was added through the issuance of our 10% senior notes and 11 1/2% senior notes in April and November 1998, respectively. Total non-U.S. borrowings at December 31, 1998 were $54.1 million, comprising $11.0 million of capital leases and $43.1 million of other notes. The majority of our non-U.S. debt was added through our acquisitions completed in 1998 and is secured by specific telecommunications assets and letters of credit. In 1999, we expect to make interest payments on our 10% and 11 1/2% senior notes and payments on our capital leases and other notes payable of $169.2 million in the aggregate.

         In September 1998, we entered into a new three year senior secured revolving credit facility to replace our existing bank credit arrangements in the United States. The revolving credit facility expires on September 29, 2001 and has an aggregate principal amount of $110.0 million, of which no amounts were outstanding and $108.8 million was available to draw at December 31, 1998.

         Our bank financing arrangements in the U.S., which are secured by substantially all of our assets, require us to satisfy many financial covenants such as those relating to consolidated revenue, leverage, liquidity and EBITDA (as defined therein), and prohibit us from paying cash dividends and repurchasing our capital stock without the lender's consent. In particular, we are prohibited from permitting:

        . consolidated revenue for the period of four consecutive fiscal quarters to be less than $215.0 million during the six month period beginning December 31, 1998, $285.0 million during the six month period beginning June 30, 1999, $350.0 million during the six month period beginning December 31, 1999, $425.0 million during the six month period beginning June 30, 2000, and $500.0 million on December 31, 2000 and thereafter;

        . the ratio of consolidated debt minus cash, excluding cash escrowed with respect to the payment of obligations, to annualized consolidated revenue for the most recent fiscal quarter for which financial statements have been delivered, as adjusted to give pro forma effect to any acquisitions completed during or after such fiscal quarter, to exceed 2.5 to 1 at any time;

        . the sum of cash, excluding cash escrowed with respect to the payment of obligations, and available borrowing capacity under our credit facility at any time to be less than $100.0 million; and

        . EBITDA (as defined therein), to be worse than negative $45.0 million, negative $40.0 million, negative $29.0 million, negative $15.0 million, $0, $15.0 million, $25.0 million, $40.0 million and $50.0 million for the period of four consecutive fiscal quarters ending on each of December 31, 1998, March 31, 1999, June 30, 1999, September 30, 1999, December 31, 1999, March 31, 2000, June
              30, 2000, September 30, 2000 and December 31, 2000, respectively.

         In April 1998, we completed an offering of $600.0 million aggregate principal amount of 10% senior notes due 2005 and in November 1998 we completed offerings of $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008. The aggregate net proceeds of these offerings, after giving effect to discounts, commissions, premiums and expenses and the establishment of an initial $138.7 million escrow arrangement to fund when due the first five interest payments on our 10% senior notes, were $785.1 million.

         The indentures governing the 10% senior notes and the 11 1/2% senior notes contain many covenants with which we must comply relating to, among other things, the following matters:

        . a limitation on our payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding permitted payments and investments;

        . a limitation on our incurrence and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to 6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding permitted incurrences of debt;

        . a limitation on our incurrence and our subsidiaries' incurrence of liens, unless the 10% senior notes and the 11 1/2% senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding permitted liens;

        . a limitation on the ability of any of our subsidiaries to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on their capital stock, payment of indebtedness owed to us or to any of our other subsidiaries, making of investments in us or in any of our other subsidiaries, or transfer of any of their properties or assets to us or any of our other subsidiaries, excluding certain permitted encumbrances and restrictions;

        . a limitation on certain mergers, consolidations and sales of assets by us or our subsidiaries;

        .     a limitation on transactions with our affiliates;

        . a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the 10% senior notes and the 11 1/2% senior notes on the same terms as the guarantee of such indebtedness;

        . a limitation on sale and leaseback transactions by us or our subsidiaries; limitation on issuances and sales of capital stock of our subsidiaries; and

        . a limitation on the ability of us or our subsidiaries to engage in any business not substantially related to a telecommunications business.

         At December 31, 1998, we were in compliance with all such covenants.

         In November 1997, we completed a private placement of 600,000 shares of our Series B convertible preferred stock for gross proceeds of $30.0 million. During the first quarter of 1999, all outstanding shares of the Series B preferred stock, which accrued dividends at an annual rate of 8%, were converted into an aggregate of 3,000,000 shares of our common stock. As a result of this conversion, we are no longer required to pay the 8% annual dividends under the terms of the Series B preferred stock, resulting in the elimination of approximately $2.4 million in annual dividend expense.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

         As of December 31, 1998, we had commitments to certain telecommunications vendors totaling $95.4 million payable in various years through 2011. Additionally, we have various agreements to lease office space and facilities and, as of December 31, 1998, were obligated to make future minimum lease payments of $40.4 million on non-cancellable operating leases expiring in various years through 2009.

         For some of the acquisitions made in 1998, we have retained a portion of the purchase price under hold-back provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These acquisition hold-back liabilities are generally payable up to 24 months after the date of closing of the respective acquisitions. Acquisition hold-back liabilities total $38.2 million at December 31, 1998. In addition, the purchase price relating to one acquisition may be increased by up to $8.0 million pursuant to an earnout provision in the event the acquired company achieved certain levels of operating results in the period following the acquisition. This amount will be recorded as additional cost of the acquired company and reflected as additional purchased goodwill if it becomes probable that the amount will be paid. At December 31, 1998, no amounts have been accrued since the final outcome of the earnout provision was not determinable.

         In connection with our recently announced 20-year commercial relationship with the Baltimore Ravens of the National Football League, we acquired, among other things, rights to name the Ravens' NFL Stadium "PSINet Stadium" as well as rights for sponsorship and promotion of team events and related advertising and marketing rights. In addition, we have the right to develop a Baltimore Ravens' web site and provide related Internet services to subscribing fan members which, along with other commercial aspects of the transaction, are expected to bring revenues to both organizations through service and membership fees, e-commerce and promotional ventures. In exchange for all of these rights, we will make payments to the Baltimore Ravens over a 20-year period. We paid $11.8 million in January 1999, which includes a one-time prepayment of $9.25 million under the stadium naming rights agreement. Annual payments for 2000 and for the 18 years thereafter start at $2.6 million, with successive annual increases of approximately 5%. We expect that the total payments to be made over the 20-year period will be approximately $93.5 million.

         In connection with the non-recurring arbitration charge, we have recorded an accrual of $49.0 million for the award and related costs, which could be paid in 1999 from available cash.

         We acquire fiber-based telecommunications bandwidth through purchases and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At December 31, 1998, we were obligated to make future payments under these purchase agreements that total $103.7 million, most which will be paid in 1999.

         We expect to continue to seek opportunities to acquire fiber-based telecommunications bandwidth to enhance our global network capabilities. In addition to the U.S. and Canada, we anticipate that such bandwidth acquisitions will be in Europe and Asia and would be accompanied by capital expenditures in the deployment of high activity points-of-presence designed and located with the objective of optimizing the efficient use of the bandwidth. We currently anticipate that these expenditures in 1999 will be consistent with those in 1998 and will be financed through a combination of capital leases, existing working capital and other sources of financing.

         We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our points-of-presence with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international Internet network, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other existing working capital, from existing credit facilities, from capital lease financings, and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. There can be no assurance, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements.

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

         We anticipate that we will continue to seek to develop relationships with strategic partners, both domestically and internationally, and to acquire assets, including, without limitation, additional telecommunications bandwidth, and businesses principally relating to or complementary to our existing business. Certain of these strategic relationships may involve other telecommunications companies that desire to enter into joint marketing and services arrangements with us pursuant to which we would provide Internet and Internet-related services to such companies. Such transactions, if deemed appropriate by us, may also be effected in conjunction with an equity or debt investment by such companies in us. Such relationships and acquisitions may require additional financing and may be subject to the consent of our lenders and other third parties.

         We have not entered into any material financial instruments to serve as hedges against certain financial and currency risks or for trading. However, as a result of the recent increase in our foreign operations, we may begin to use various financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. We do not intend to use derivative financial instruments for speculative purposes. Foreign currency exchange contracts would be used to mitigate foreign currency exposure and with the intent of protecting the U.S. dollar value of certain currency positions and future foreign currency transactions. Interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, all such instruments would involve risk, including the risk of nonperformance by counterparties. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

RISKS ASSOCIATED WITH YEAR 2000

         The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. We have identified two main areas of Y2K risk:

        . Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

        . Computer systems or embedded chips of third parties, including, without limitation, financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

         We have developed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they are Y2K compliant. We have engaged a third party consultant to perform an assessment of our U.S. internal systems (e.g., accounting, billing, customer support and network operations) to determine the status of their Y2K compliance. The assessment of these systems has been completed and, while some minor changes are necessary, we believe that no material changes or modifications to our internal systems are required to achieve Y2K compliance. Our U.S. chief information officer has developed a test bed of our U.S. internal systems to implement and complete testing of the requisite minor changes. We anticipate that our U.S. internal systems will be Y2K ready by June 30, 1999. We are in the process of completing an inventory of our internal systems that we use in Canada, United Kingdom, Europe and Asia to determine the status of their Y2K compliance. Each international office has in place to test, upgrade or, if necessary, replace components of its internal systems to ensure they are Y2K compliant. We anticipate that our international operations will be Y2K compliant by the end of the third quarter of 1999. To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we have established a network operations team that meets weekly to examine our network on a worldwide basis. This team of operational staff have conducted inventories of our network equipment (software and hardware) and have found no material Y2K compliance issues. We believe that all equipment currently being purchased for use in the PSINet network is Y2K compliant. Any existing equipment that is not Y2K compliant is planned to be made Y2K compliant through minor changes to the software or hardware or, in limited instances, replacement of the equipment. We anticipate that our network will be Y2K compliant by the end of the second quarter of 1999. In addition to administering the implementation of necessary upgrades for Y2K compliance, our network team is developing a contingency plan to address any potential problems that may occur with our network as we enter the year 2000. We believe that, as a result of our detailed assessment and completed modifications, the Y2K issue will not pose significant operational problems for us. However, if the requisite modifications and conversions are not made, or not completed in a timely fashion, it is possible that the Y2K problem could have a material impact on our operations.

         Our cost of addressing Y2K issues has been minor to date, less than 5% of our information technology and network operations budgets, but this amount may increase if additional outside consultants or personnel resources are required or if important operational equipment must be remediated or replaced. Our estimated total costs related to Y2K issues for 1999 is not expected to exceed $2.0 million. These costs include equipment, consulting fees, software and hardware upgrades, testing, remediation and, in limited instances, replacement of equipment. The risk that Y2K issues could present to us include, without limitation, disruption, delay or cessation of operations, including operations that are subject to regulatory compliance. In each case, the correction of the problem could result in substantial expense and disruption or delay of our operations. The total cost of Y2K assessments and remediation is funded through cash on hand and available from other sources and we are expensing these costs, as appropriate. The financial impact of making all required systems changes or other remediation efforts cannot be known precisely, but it is not expected to be material to our financial position, results of operations, or cash flows.

We have not canceled any principal information technology projects as a result of our Y2K effort, although we have rescheduled some internal tasks to accommodate this effort.

         In addition, we have identified, prioritized and are communicating with our suppliers, vendors, customers, lenders and other material third parties to determine their Y2K status and any probable impact on us. To date, our inquiries have not revealed any significant Y2K noncompliance issue affecting our material third parties. We will continue to monitor and evaluate our long-term relationships with our material third parties based on their responses to our inquiries and on information learned from other sources. If any of our material third parties are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses, our business could be materially adversely affected. Disruptions could include, among other things:

        .    the failure of a material third party's business;

        .    a financial institution's inability to take and transfer funds;

        .    an interruption in delivery of supplies from vendors;

        .    a loss of voice and data connections;

        .    a loss of power to our facilities; and

        . other interruptions in the normal course of our operations, the nature and extent of which we cannot foresee.

        We will continue to evaluate the nature of these risks, but at this time we are unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on us. If a significant number of our material third parties experience failures in their computer systems or operations due to Y2K non-compliance, it could affect our ability to process transactions or otherwise engage in similar normal business activities. For example, while we expect our internal systems, U.S. and non-U.S., to be Y2K ready in stages during 1999, we and our customers who communicate internationally will be dependent upon the Y2K-readiness of many non-U.S. providers of telecommunication services and their vendors and suppliers. If these providers and others are not Y2K ready, we and our customers will not be able to send and receive data and other electronic transmissions, which would have a material adverse effect on our revenues and business and that of our customers. While many of these risks are outside our control, we have identified and contacted our critical third party vendors and suppliers and are establishing contingency plans to remedy any potential interruption to our operations.

         While we believe that we are adequately addressing the Y2K issue, we can not assure that our Y2K compliance effort will prevent every potential interruption or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues or financial position. We are uncertain as to our most reasonably likely worst case Y2K scenario and have not yet completed a contingency plan to handle a worst case scenario. We expect to have such contingency plan in place by September 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. To the extent we begin to enter into such transactions in the future, we will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1998, we had other financial instruments consisting of fixed rate debt and short-term investments. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. Annual maturities of our debt obligations are as follows: $10.5 million in 1999, $7.3 million in 2000, $7.1 million in 2001, $5.0 million in 2002, $3.4 million in 2003 and $967.8 million thereafter. At December 31, 1998, the carrying value of our debt obligations was $1,124.6 million and the fair value was $1,009.8 million. The weighted average interest rate of our debt obligations at December 31, 1998 was 10.5%.

Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At December 31, 1998, all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. At December 31, 1998, $162.5 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition hold-back agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page
                                                                                                               ----
         Index to Financial Statements:

              Financial Statements:
                  Report of Independent Accountants.......................................................      55

                  Consolidated Balance Sheets as of December 31, 1998 and 1997............................      56

                  Consolidated Statements of Operations for the years ended December 31, 1998,
                    1997 and 1996.........................................................................      57

                  Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years
                    ended December 31, 1998, 1997 and 1996................................................      58

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
                    and 1996..............................................................................      59

                  Notes to Consolidated Financial Statements..............................................      60

              Financial Statement Schedules:

                  II--Valuation and Qualifying Accounts for each of the three years in the period ended
                    December 31, 1998.....................................................................      77

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         The quarterly results (unaudited) for the eight quarters ended December 31, 1998 are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results" in Part II, Item 7 of this Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PSINet Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PSINet Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Washington, D.C.
March 9, 1999, except as to Note 11, which is as of March 25, 1999

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
                                                                                          1998                 1997
                                                                                         -------             --------
                                                                                        (IN THOUSANDS OF U.S. DOLLARS,
                                                                                              EXCEPT SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $ 56,842             $33,322
   Restricted cash and short-term investments                                             162,469              20,690
   Short-term investments and marketable securities                                       265,666                  --
   Accounts receivable, net of allowances of $11,700 and $2,101                            50,211              11,022
   Notes receivable                                                                           318               7,224
   Prepaid expenses                                                                        10,998               1,478
   Other current assets                                                                    18,759               5,162
                                                                                          --------              -----
          Total current assets                                                            565,263              78,898

Property, plant and equipment, net                                                        389,476              95,619
Goodwill and other intangibles, net of accumulated amortization of
   $14,491 and $2,057                                                                     282,781               4,675
Other assets and deferred charges                                                          46,711               6,989
                                                                                       ----------               -----
          Total assets                                                                 $1,284,231            $186,181
                                                                                        =========             =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------
Current liabilities:

   Current portion of debt                                                                $59,968              39,633
   Trade accounts payable                                                                  89,973              25,031
   Accrued payroll and related expenses                                                     8,501               4,636
   Other accounts payable and accrued liabilities                                          82,760               2,229
   Accrued interest payable                                                                28,988                 153
   Deferred revenue                                                                        19,427               5,944
                                                                                          -------               -----
          Total current liabilities                                                       289,617              77,626

Long-term debt                                                                          1,064,633              33,820
Deferred income tax liabilities                                                             6,123                  --
Other liabilities                                                                          44,032               1,306
                                                                                        ---------               -----
          Total liabilities                                                             1,404,405             112,752
                                                                                        ---------             -------

Commitments and contingencies (Notes 2 and 10)

Shareholders' equity (deficit):

   Preferred stock, $.01 par value; 29,324,858 shares authorized; no shares                    --                  --
     issued and outstanding
   Convertible preferred stock, $.01 par value; $50.00 stated value;
     675,142 shares authorized; 600,000 shares issued and outstanding                      28,802              28,135
   Common stock, $.01 par value; 250,000,000 and 100,000,000 shares
     authorized;  52,183,195 and 40,577,342 shares issued                                     522                 406
   Capital in excess of par value                                                         401,990             210,162
   Accumulated deficit                                                                   (427,597)           (162,649)
   Treasury stock, 99,556 shares, at cost                                                  (2,005)             (2,005)
   Accumulated other comprehensive income (loss)                                           36,664                (620)
   Bandwidth asset to be delivered under IXC agreement                                   (158,550)                 --
                                                                                        ---------            --------
          Total shareholders' equity (deficit)                                           (120,174)             73,429
                                                                                        ---------              ------

          Total liabilities and shareholders' equity (deficit)                         $1,284,231            $186,181
                                                                                        =========             =======


              The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                               1998            1997                1996
                                                                               ----            ----                ----
                                                                                      (IN THOUSANDS OF U.S. DOLLARS,
                                                                                        EXCEPT PER SHARE AMOUNTS)
Revenue                                                                     $259,636         $121,902          $ 84,351
Other income, net                                                                --               --              5,417
                                                                              ------           ------            ------
                                                                             259,636          121,902            89,768

Operating costs and expenses:

   Data communications and operations                                        199,372           94,363            70,102
   Sales and marketing                                                        57,026           25,831            27,064
   General and administrative                                                 45,288           22,947            20,648
   Depreciation and amortization                                              63,424           28,347            28,035
   Charge for acquired in-process research and development                    70,800              --                --
                                                                              -------          ------           -------
          Total operating costs and expenses                                 435,910          171,488           145,849
                                                                             --------         --------          -------

Loss from operations                                                        (176,274)         (49,586)          (56,081)

Interest expense                                                             (63,914)          (5,362)           (5,025)
Interest income                                                               19,638            3,059             3,794
Other income, net                                                              6,833            5,811             2,056
Non-recurring arbitration charge                                             (49,000)             --                --
                                                                             --------          ------            -----

Loss before income taxes                                                    (262,717)         (46,078)          (55,256)
Income tax benefit                                                               848              476               159
                                                                             --------          ------            -----
Net loss                                                                    (261,869)         (45,602)          (55,097)

Return to preferred shareholders                                              (3,079)            (411)              --
                                                                             --------           -------          -----

Net loss available to common shareholders                                  $(264,948)        $(46,013)         $(55,097)
                                                                            =========         ========          ========

Basic and diluted loss per share                                            $ (5.32)          $(1.14)           $(1.40)
                                                                            =========         ========          ========

Shares  used in  computing  basic  and  diluted  loss  per  share  (in
thousands)                                                                    49,806           40,306            39,378
                                                                              =======          =======           ======

              The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                 In thousands of U.S. dollars, except share data





                                                       Preferred             Common
                                                        Stock                Stock        Capital in
                                                Outstanding         Outstanding   Par     Excess of Par  Accumulated    Treasury
                                                  Shares    Amount   Shares      Value       Value          Deficit       Stock
                                                ----------- ------- -----------  -----   --------------  ------------- -----------
Balance, December 31, 1995                           --      $--      37,914,932   $379    $206,035         $(61,539)     $(2,054)
Comprehensive income:
  Net loss                                                                                                   (55,097)
  Unrealized holding gains
    (losses)
  Foreign currency translation
    adjustment
  Total comprehensive income
    (loss)
Retirement of treasury stock                                                                   (49)                            49
Issuance of common stock pursuant
    to exercise of stock warrants                                      1,362,604     14        (14)
Issuance of common stock
    pursuant to exercise of stock options                                803,330      9      1,806
Issuance of common stock in escrow
  for acquisition of World Online                                         32,368
Repayments under employee stock
  option loan program                                                                          232
Interest under employee stock option
  loan program                                                                                 (10)
                                                   --------- -------- ---------- -------- ---------       -----------    ---------
Balance, December 31, 1996                           --        --     40,113,234    402    208,000          (116,636)      (2,005)

Comprehensive income:
  Net loss                                                                                                   (45,602)
  Foreign currency translation
    adjustment
  Total comprehensive income
    (loss)
Issuance of common stock pursuant
  to exercise of stock warrants                                          164,185      2          3
Issuance of common stock pursuant
  to exercise of stock options                                           283,251      3        659
Issuance of Series B convertible
  preferred stock, net of expenses                  600,000  28,064                          1,500
Return to preferred shareholders                                 71                                             (411)
Cancellation of common stock for
  acquisition of World Online                                            (82,884)    (1)
                                                   --------- -------- ---------- -------- ---------       -----------    ---------
Balance, December 31, 1997                          600,000  28,135   40,477,786    406    210,162          (162,649)      (2,005)

Comprehensive income:
  Net loss                                                                                                  (261,869)
  Unrealized holding gains
  Foreign currency translation
   adjustment
  Total comprehensive income
   (loss)
Issuance of common stock pursuant
  to exercise of stock warrants                                          174,274      2        277
Issuance of common stock pursuant
  to exercise of stock options                                         1,201,790     12      5,679
Issuance of common stock and
  contingent obligation to IXC                                        10,229,789    102    185,872
Acceptance of IXC bandwidth
Return to preferred shareholders                                 667                                          (3,079)
                                                   --------- -------- ---------- -------- ---------       -----------    ---------
Balance, December 31, 1998                          600,000  $28,802  52,083,639   $522   $401,990         $(427,597)     $(2,005)
                                                   ========= ======== ========== ======== =========       ===========    =========


                                                 Bandwidth
                                    Accumulated  Asset To Be
                                       Other     Delivered     Total
                                   Comprehensive   Under    Shareholders'
                                      Income        IXC        Equity
                                      (Loss)     Agreement   (Deficit)
                                   ----------- ------------ -----------
Balance, December 31, 1995              $409          $--     $143,230
Comprehensive income:
  Net loss
  Unrealized holding gains             (813)
    (losses)
  Foreign currency translation
    adjustment                          426
  Total comprehensive income                                  (55,484)
   (loss)
Retirement of treasury stock                                       --
Issuance of common stock pursuant                                  --
  to exercise of stock warrants
Issuance of common stock pursuant
  to exercise of stock options                                   1,815
Issuance of common stock in escrow
  for acquisition of World Online                                  --
Repayments under employee stock
  option loan program                                              232
Interest under employee stock option
  loan program                                                     (10)
                                         --         --             --

Balance, December 31, 1996               22         --          89,783


Comprehensive income:
  Net loss
  Foreign currency translation
   adjustment                          (642)
  Total comprehensive income                                   (46,244)
   (loss)
Issuance of common stock pursuant
  to exercise of stock warrants                                      5
Issuance of common stock pursuant
  to exercise of stock options                                     662
Issuance of Series B convertible
  preferred stock, net of expenses                              29,564
Return to preferred shareholders                                  (340)
Cancellation of common stock for
  acquisition of World Online            --        --               (1)
                                                                   ---

Balance, December 31, 1997             (620)        --          73,429

Comprehensive income:

  Net loss
  Unrealized holding gains              152
  Foreign currency translation
   adjustment                        37,132
  Total comprehensive income                                  (224,585)
    (loss)
Issuance of common stock pursuant
  to exercise of stock warrants                                    279
Issuance of common stock pursuant
  to exercise of stock options                                   5,691
Issuance of common stock and
  contingent obligation to IXC                    (185,974)         --
Acceptance of IXC bandwidth                         27,424      27,424
Return to preferred shareholders                                (2,412)
                                    --------     ---------- ----------
Balance, December 31, 1998          $36,664      $(158,550) $(120,174)
                                    ========     ========== ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                           1998                1997               1996
                                                                           ----                ----               ----
                                                                                 (IN THOUSANDS OF U.S. DOLLARS)

Cash flows from operating activities:
     Net loss                                                            $(261,869)           $(45,602)        $(55,097)
     Adjustments  to  reconcile  net loss to net  cash  used in operating activities:
        Depreciation and amortization                                       63,424              28,347           28,035
        Gain on sale of investments and subsidiary                          (5,023)             (5,721)          (2,056)
        Charge for acquired in-process research and development             70,800                  --               --
        Amortization of debt offering costs and debt premium                 2,339                  --               --
        Gain on sale of other assets                                        (1,810)                 --           (5,417)
        Provision for allowances                                             5,505               5,426            3,130
        (Increase) decrease in accounts receivable                         (27,583)                430          (14,320)
        Decrease increase in notes receivable                                4,835              (5,656)             (56)
        (Increase) decrease in prepaid expenses and other assets           (16,880)                312              311
        Increase in other assets and deferred charges                       (3,017)               (258)            (509)
        Increase in accounts payable and accrued liabilities                78,766               6,449           11,545
        Increase in deferred revenue                                         9,419                 635            2,367
        Decrease in deferred income taxes                                     (848)               (476)            (159)
        (Decrease) increase in other liabilities                            (5,644)                546             (317)
                                                                        -----------         ----------------       -----
               Net cash used in operating activities                       (87,586)            (15,568)         (32,543)
                                                                         ----------            --------         --------

Cash flows from investing activities:

         Purchases of property and equipment                              (118,006)            (12,613)         (12,814)
         Purchases of investments                                         (511,738)             (3,000)         (17,167)
         Proceeds from maturity or sale of investments                     251,207               7,649           15,769
         Proceeds from sale of assets to MindSpring                          2,077                 691            8,451
         Proceeds from sale of InterCon, net                                    --              20,353               --
         Investments  in  certain   businesses,   net  of  cash
           acquired                                                       (267,979)             (8,551)             (69)
         Restricted cash and short-term investments                       (140,989)            (19,736)            (954)
         Other                                                               1,551                (353)          (1,113)
                                                                        -----------         -----------          -------
               Net cash used in investing activities                      (783,877)            (15,560)          (7,897)
                                                                          ---------            --------          -------

Cash flows from financing activities:

     Proceeds from issuance of debt                                      1,091,992              10,110            8,281
     Cost of debt issuance                                                 (31,417)                 --               --
     Repayments of debt                                                   (150,977)             (5,670)          (5,666)
     Principal payments under capital lease obligations                    (38,571)            (22,071)         (15,117)
     Proceeds from issuance of Series B preferred stock                         --              29,564               --
     Payments of dividends on preferred stock                               (2,740)                 --               --
     Proceeds from exercise of common stock warrants                           279                   5               --
     Proceeds from exercise of common stock options                          5,691                 662            1,815
     Other                                                                     (11)                 (2)             158
                                                                           --------            --------        --------
            Net cash  provided by (used in) financing  activities          874,246              12,598          (10,529)
                                                                           --------            --------         --------

Effect of exchange rate changes on cash                                     20,737                 111               --
                                                                          ---------          ----------       ---------

Net increase (decrease) in cash and cash equivalents                        23,520             (18,419)         (50,969)

Cash and cash equivalents, beginning of year                                33,322              51,741          102,710
                                                                          ---------            --------         -------

Cash and cash equivalents, end of year                                   $  56,842           $  33,322        $  51,741
                                                                         ==========          =========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF OPERATIONS - PSINet Inc. (the "Company") was organized in October 1989 and is a leading global facilities-based Internet data communications carrier focused on the business marketplace. The Company provides a broad set of wireline and wireless high-speed corporate LAN/WAN Internet connectivity services supporting managed security and guaranteed service levels for intranet, electronic commerce, and Web and application hosting services. The Company provides dedicated and dial-up Internet connectivity in 90 of the 100 largest metropolitan statistical areas in the U.S. and in 12 of the 20 largest international telecommunications markets. Additionally, the Company provides network backbone and related services to other telecommunications carriers and Internet Service Providers ("ISPs") to further exploit its network capacity.

         The Company's operations are subject to certain risks and uncertainties, including those associated with: significant indebtedness and the ability to meet obligations; continuing losses, negative cash flow and fluctuations in operating results; dependence on subsidiaries for repayment of debt; funding expansion; acquisitions and strategic alliances, including their integration; managing rapid growth and expansion; acquisition and utilization of bandwidth; international expansion; dependence on key personnel; dependence on suppliers; financing arrangement terms that may restrict operations; possible Year 2000 issues; regulatory issues; pending litigation; competition in the Internet services industry; technology trends and evolving industry standards; delivering reliable service; and volatility of stock price.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION - Revenue and related direct costs from customer contracts are recognized ratably over the terms of the contracts, which are generally three months to three years. Cash received in advance of revenues earned is recorded as deferred revenue. In 1996, when the Company's offerings included connectivity software products, revenue from the sale of software was recognized when software products were shipped, and revenue from separate post-contract customer support agreements was recognized over the contract period.

         ADVERTISING AND CUSTOMER ACQUISITION COSTS - The Company expenses all advertising and customer acquisition costs in the period incurred. Advertising expenses (which include customer acquisition costs) were $19.8 million in 1998, $9.2 million in 1997 and $14.3 million in 1996.

         RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

         CASH AND CASH EQUIVALENTS - All highly liquid investments with an original maturity of three months or less at the date of acquisition are classified as cash equivalents.

         RESTRICTED CASH AND SHORT-TERM INVESTMENTS - Restricted cash and short-term investments represent amounts that are restricted as to their use in accordance with financing arrangements and acquisition hold-back agreements.

         SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES - Short-term investments and marketable securities consist of U.S. government obligations, commercial paper and certificates of deposit with original maturities greater than three months but less than one year. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity, along with any equity securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in shareholders' equity. Cost of securities sold is determined on a specific identification basis.

         CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and marketable securities and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographic dispersion and customers comprising the Company's customer base.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the asset and interest costs associated with significant capital additions. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements include costs associated with telecommunications equipment installations and building improvements. In 1998, the Company capitalized interest of approximately $0.8 million. No interest was capitalized in 1997 or 1996.

         The Company finances most of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under these capital leases are depreciated over their estimated useful lives of three to five years, which are generally longer than the terms of the leases.

         Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation/operation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software.

         Depreciation and amortization periods are as follows:

 TYPE OF ASSET:                   DEPRECIATION OR AMORTIZATION PERIOD:
 Telecommunications bandwidth     Shorter of useful life or
                                  indefeasible right of use
                                  ("IRU")/lease agreement, generally
                                  10-25 years, beginning when bandwidth
                                  is available for use

 Data communications equipment    Three to five years

 Leasehold improvements           Shorter of lease or useful life, generally
                                  five to seven years

 Software                         Three to five years

 Office and other equipment       Three years

 Building                         50 years

         The carrying value of property, plant and equipment is assessed annually and/or when factors indicating a possible impairment are present. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

         GOODWILL AND OTHER INTANGIBLES - The Company continually reviews goodwill and other intangibles and other long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are measured based upon discounted cash flow analyses and are recognized in operating results in the period in which an impairment in value is determined. Goodwill is generally amortized over ten years and other intangibles are amortized over their estimated useful lives of two to ten years.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT -- The fair value of acquired in-process research and development ("IPR&D") projects acquired in business combinations is expensed immediately. The amount of purchase price allocated to IPR&D is determined based on independent appraisals obtained by the Company using appropriate valuation techniques, including percentage-of-completion which utilizes the key milestones to estimate the stage of development of each project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. At the respective dates of acquisition, the IPR&D projects had not yet reached technological feasibility and did not have alternative future uses. As discussed in Note 5, material risks existed with each IPR&D project, however, management expects that such projects will be completed.

         OTHER ASSETS AND DEFERRED CHARGES - Other assets and deferred charges principally comprise debt issuance costs and investments in business in which the Company owns less than a 20% voting equity interest. Debt issuance costs are amortized using the effective interest method over the terms of the related debt as additional interest expense. Investments in non-public businesses in which the Company owns less than a 20% voting equity interest are accounted for using the cost method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

         INCOME TAXES - The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. In conjunction with business acquisitions, the Company records acquired deferred tax assets and liabilities. Future reversals of valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statements of operations.

         STOCK COMPENSATION - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," is disclosed herein.

         FOREIGN CURRENCY - Gains and losses on translation of the accounts of the Company's non-U.S. operations are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 1998 and 1997, the cumulative foreign currency translation adjustment was $36.5 million and ($0.6 million), respectively. Transaction gains and losses are recorded in the consolidated statement of operations.

         LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. All stock options and warrants outstanding have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation between basic and diluted loss per share for each of the years presented.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - For cash and cash equivalents, short-term investments and marketable securities, the carrying amount represents or approximates fair value. The Company estimates the fair value of borrowings by reference to quoted market values or by discounting the future cash flows using quoted market rates or interest rates at which similar types of borrowing arrangements with the same maturities could be obtained by the Company.

         SEGMENT REPORTING - The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. The Company has provided comparable information for prior years.

         RECLASSIFICATIONS IN FINANCIAL PRESENTATION - Certain prior year information has been reclassified to conform to the current year presentation.

         RECENT PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 would have no impact on the Company's financial condition or results of operations.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS OF CERTAIN BUSINESSES

ACQUISITIONS

         During 1997 and 1998, the Company acquired the following businesses:

                                                                                                          OWNERSHIP
     BUSINESS NAME                                  LOCATION                 ACQUISITION DATE              INTEREST
     -------------                                  --------                 ----------------              --------
Serveur Telematique Internet S.A.                   France                   October 1997                    100%
Internet Prolink S.A.                               Switzerland              January 1998                    100%
iSTAR internet inc.                                 Canada                   February and May 1998           100%
Interactive Telephony Limited                       Channel Islands, Jersey  April 1998                      100%
Interactive Networx GmbH                            Germany                  May 1998                        100%
LinkAge Online Limited                              Hong Kong                June 1998                       100%
ioNET Internetworking Services                      United States            June 1998                       100%
SCII-CalvaPro                                       France                   June 1998                       100%
INTERLOG Internet Services, Inc.                    Canada                   July 1998                       100%
Rimnet Corporation                                  Japan                    August 1998                     100%
TWICS Co., Ltd.                                     Japan                    September 1998                  100%
Hong Kong Internet & Gateway Services               Hong Kong                September 1998                  100%
iNet, Inc.                                          Korea                    September 1998                  100%
Tokyo Internet Corporation                          Japan                    October 1998                    100%
The Unix Group B.V.                                 The Netherlands          October 1998                    100%
AsiaNet  Limited                                    Hong Kong                November 1998                   100%
Spider Net Limited                                  Hong Kong                December 1998                   100%
Huge Net Limited                                    Hong Kong                December 1998                   100%

         Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates.

         All of the companies acquired are Internet service providers or data transmission companies, offering a wide range of Internet-protocol based solutions for businesses and small office/home office and consumer users. Depending on the particular business activities of the company acquired, revenue may also be derived from network integration, web hosting, managed co-location, as well as vertical market Internet services, including comprehensive banking, medical and telecommunications Internet solutions.

         For certain acquisitions, the Company has retained a portion of the purchase price under hold-back provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations. These acquisition hold-back liabilities are generally payable up to 24 months after the date of closing of the respective acquisitions. Acquisition hold-back liabilities totaling $37.0 million are included in other noncurrent liabilities and $1.2 million are included in other accounts payable and accrued liabilities at December 31, 1998.

         The purchase price relating to one acquisition may be increased by up to $8.0 million pursuant to an earnout provision in the event the acquired company achieved certain levels of future operating results. Such amount will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable. At December 31, 1998, no amount has been accrued since the final outcome of the earnout provision was not determinable.

         In connection with these acquisitions, the Company recorded $14.2 million in other accounts payable and accrued liabilities in accordance with planned terminations of certain contracts of acquired companies. Such terminations are expected to occur within one year of acquisition date. Through December 31, 1998, $1.4 million had been incurred and charged against the liability.

         In connection with the acquisition of these companies, liabilities assumed were as follows (in thousands of U.S. dollars):

                                                                      CASH PAID
                                          FAIR VALUE OF                FOR THE                 LIABILITIES
   BUSINESS NAME                         ASSETS ACQUIRED            CAPITAL STOCK                  ASSUMED
   -------------                         ---------------            -------------                  -------
Tokyo Internet                              $159,877                   $(140,457)                $  19,420
ISTAR                                         49,047                     (19,490)                   29,557
Rimnet                                        41,318                     (31,946)                    9,372
IoNET                                         26,704                     (22,215)                    4,489
LinkAge                                       18,053                     (11,800)                    6,253
INX                                           11,823                      (9,469)                    2,354
Other acquisitions                            83,338                     (54,747)                   28,591
                                              ------                     --------                   ------
                                           $ 390,160                  $ (290,124)                $ 100,036
                                             =======                    =========                  =======

         The following represents the unaudited pro forma results of operations of the Company for 1998 and 1997 as if the acquisitions were consummated on January 1, 1997. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1997 or the results which may occur in the future.

                                                                                    YEAR ENDED
                                                                                    ----------
                                                                   DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                   -----------------       -----------------
                                                           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenue                                                                 $ 325,252                  $ 254,654
Net loss available to common shareholders                               $(296,140)                 $(121,216)
Basic and diluted loss per share                                        $   (5.95)                 $   (3.01)

DISPOSITIONS

         In 1997, the Company sold all of the issued and outstanding capital stock of its software subsidiary in exchange for an aggregate of $20.5 million in cash and recognized a gain of $5.7 million.

         In 1996, the Company transferred substantially all of its individual subscriber accounts and related assets and rights in connection with its consumer dial-up internet access services in the U.S. to a third party in exchange for $12.9 million in cash and a note receivable. In addition, the Company signed an agreement to provide continued services to the third party's customers. The Company recognized a gain from this transaction of $5.4 million, which is included as other income, net, a component of operating loss, because of the continued relationship with the customers. All amounts receivable under the note were subsequently collected in accordance with the note's terms.

NOTE 3 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

         At December 31, 1998, short-term investments and marketable securities, including restricted amounts, consist of $235.1 million of U.S. government obligations, $112.3 million of commercial paper and $25.0 million of certificates of deposit. The cost of all such investments approximates fair value. The unrealized holding gain was $0.2 million and zero at December 31, 1998 and 1997, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                             1998               1997
                                                                             ----               ----
                                                                       (IN THOUSANDS OF U.S. DOLLARS)

     Telecommunications bandwidth                                          $118,162             $ --
     Data communications equipment                                          103,467           32,108
     Leasehold improvements                                                  29,267            9,204
     Software                                                                17,724            3,920
     Office and other equipment                                              14,826            4,451
     Land                                                                     1,992               --
     Building                                                                 1,298               --
                                                                              ------       ---------
                                                                            286,736           49,683
     Less accumulated depreciation and amortization                         (63,059)         (28,217)
                                                                            --------         --------
                                                                            223,677           21,466
                                                                           ---------        --------

     Leased data communications equipment                                   171,935           96,059
     Leased telecommunications bandwidth                                     30,267               --
     Leased office and other equipment                                        3,973            3,521
                                                                              ------        --------
                                                                            206,175           99,580
     Less accumulated amortization                                          (40,376)         (25,427)
                                                                            --------         --------
                                                                            165,799           74,153
                                                                           ---------        --------

     Property, plant and equipment, net                                    $389,476          $95,619
                                                                            =======           ======

         Total depreciation and leasehold amortization expense was $51.4 million in 1998, $25.1 million in 1997 and $16.6 million in 1996.

NOTE 5 - GOODWILL, OTHER INTANGIBLES AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         Goodwill and other intangibles consisted of the following:

                                                       DECEMBER 31,

                                                1998                 1997
                                                ----                 ----
                                             (IN THOUSANDS OF U.S. DOLLARS)

     Goodwill                                 $230,362             $ 5,671
     Tradename                                  24,081                  --
     Customer relationships                     25,954                  --
     Existing technology                         8,834                  --
     Workforce                                   3,887                  --
     Other                                       4,154               1,061
                                               --------            -------
                                               297,272               6,732
     Less accumulated amortization             (14,491)             (2,057)
                                               --------             -------

     Goodwill and other intangibles, net       $282,781             $ 4,675
                                               ========             =======


         Total amortization expense was $11.4 million in 1998, $2.7 million in 1997 and $11.1 million in 1996.

         In connection with the acquisitions described in Note 2, the Company recorded $70.8 million of charges in 1998 for acquired in-process research and development. A summary of the allocated values by technology/project for companies acquired in 1998 is as follows (in thousands of U.S. dollars):


  ACQUIRED                                          COST TO    EXPECTED COMPLETION AT
  COMPANY    R&D TECHNOLOGY/PROJECT       VALUE    COMPLETE    DATE OF ACQUISITION           REMAINING TASKS
  -------    ----------------------       -----    --------    -------------------           ---------------
iSTAR         Corporate - DSL/ATM/Fax     $4,270     $1,930    Late   1998  or  early 1999  System verification and testing
                on Demand/Web Hosting
              Dial-up - Widespan           2,660      2,200    Late   1998  or  early 1999  System verification and testing
              Icommerce                       70         40    Early  1999                  System verification and testing

INX           Access technologies          3,600      1,460    Early 1999                   System verification and testing

ioNET         ATM and Internet services    8,500      2,210    Early 1999                   System verification and testing

LinkAge       VPN technology               2,900        200    Early 1999                   Network architecture development
              Website tools                2,600      1,325    Early 1999                   Improve system stability
              IP Telephony                 2,400        200    Early 1999                   Transmission quality improvement

Interlog      DSL                          2,700        320    Early 1999                   Operations support system
                                                                                              development, resolution of
                                                                                              provisioning issues
              E-commerce                     500         70    Early 1999                   Software development
              Website design                 300         50    Early 1999                   Systems verification and
                                                                                              integration

Rimnet        Wireless local loop          2,300        135    Mid 1999                     Network interconnection and
                                                                                              security issues
              IP Telephony                 1,500        320    Mid 1999                     Database development, increasing system
                                                                                              scalability
              Universal Messaging            300         70    Early 1999                   Network integration and testing

 iNet          Frame Relay                 5,000        125    Mid 1999                    Network management system software
                                                                                             development, network reconfiguration
              Website hosting                 450        85    1999 Late 1998 or early     Software development and testing
              E-commerce                      350        70    Early  1999                 Developement of datadase management
                                                                                             Systems
Tokyo
Internet     ATM                           16,400       225    Early 1999                  Development of safeguards
                                                                                            ensuring continued network
                                                                                            reliability under high reaffic loads.
             Domain Name Service             4,300       75    Mid 1999                    Database testing and systems
                                                                                            verification. resolution of
                                                                                            scalability issues.
             Network technologies           3,400       60     Mid 1999                    Resolution of issues related to
                                                                                            shared peering facilities,
                                                                                            reliability of content caching sysstems.
             Access technologies            3,200       60     Mid 1999                    Testing of wireless traffic
                                                                                            distribution functionality
             Performance technologies       2,800       70     Mid 1999                    Test service issues.
             Wholesale                        300       100    Early 1999                  Testing of software verification,
                                                                                            and resolution of scalability
                                                                                            issues.
                                         ----------
Total                                     $70,800
                                         ==========

         A description of the key acquired in-process technologies for each of the acquisitions is set forth below:

ISTAR

         iSTAR is developing four concurrent technology projects relating to corporate Internet access, including asymmetric digital subscriber line technology to provide high-speed Internet access, a proprietary implementation of an Asynchronous Transfer Mode ("ATM") network to provide high-bandwidth backbone service to customers, a data conversion project to provide fax services over the Internet and a proprietary website hosting service that will be built on a Windows NT platform. Additionally, iSTAR is developing a proprietary service management interface that would allow dial-up customers to seamlessly select and manage a wide variety of services. iSTAR is also developing several new electronic commerce applications that will enable content providers to charge users a nominal fee to access information and facilitate point of terminal sales.

INX

         INX is developing proprietary implementations of wireless local loop and digital subscriber line ("DSL") technologies to provide high-speed Internet access in metropolitan Germany, which began in January 1997.

IONET

         ioNet is developing two concurrent technology projects, a proprietary implementation of an ATM network for use by businesses in the Oklahoma region, and a wholesale ISP system that will enable external service providers to use ioNet's network, which began in January 1997.

LINKAGE

         LinkAge is developing a proprietary version of a virtual private network ("VPN") system based around a telecommunications link from Hong Kong to mainland China. LinkAge began its VPN technology efforts in February 1997. Additionally, LinkAge is developing a proprietary IP telephony system for use in overseas communications. LinkAge is also developing proprietary technology that will enable it to provide website mirroring in multiple countries. The company began both its IP telephony and its website mirroring efforts in February 1997.

INTERLOG

         Interlog began developing a DSL network with proprietary operations support systems in July 1996. Additionally, Interlog is designing a proprietary e-commerce system that will enable small businesses to manage credit-card based transactions over the Internet, which it began in December 1996. Interlog is also developing a new web page design system that will enable it to design low-cost corporate websites capable of supporting its e-commerce technology, which was initiated in December 1996.

RIMNET

         Rimnet is developing proprietary technology to allow corporate customers to securely access wireless local loop services in the Tokyo region, which it began in December 1997. Additionally, Rimnet is developing proprietary software that will convert a new universal messaging system for Japanese-language use. This system is being designed to integrate voicemail, e-mail, and facsimile applications on one platform. Rimnet began this project in February 1997. Rimnet is also developing a proprietary Internet Protocol ("IP") telephony system for domestic and international service, which it began in August 1996.

INET

         iNet is developing and integrating a frame relay network with a proprietary network management system optimized to lower service costs for transoceanic data traffic, which it began in August 1996. Additionally, iNet is creating a new electronic commerce micropayment system that will enable content providers such as Korean newspapers to charge users a nominal fee to access information; it initiated this in July 1998. iNet is also developing a proprietary website hosting platform that will enable it to automate the daily operations of websites on the system, which it began in March 1998.

TOKYO INTERNET

         Tokyo Internet ("TI") is developing six technologies. In October 1996, TI began related projects that will enable TI to support high-quality, value-added services over its network, including IP telephony (a method of carrying voice traffic over data networks) and IP multicasting (a method of broadcasting data over the Internet). In July 1997, TI began related infrastructure projects that involve the development of private peering and content caching capabilities that will enable the company to improve its efficiency and service quality, while serving more customers. In September 1997, TI began developing a proprietary database and registry system to support the new generic Top Level Domain ("gTLD") standard, which will add other domains beyond existing ones such as ".com". This effort will enable TI to become an authorized registrar for the new standard, so that it can offer domain registration services to companies in Japan and internationally. In October 1997, TI began developing technologies to integrate several new methods of accessing its network, including wireless local loop, DSL technology, and third-party access to ATM network resources. In March 1998, TI began a project that will enable the company to use lower-cost ATM services in its backbone network while maintaining its traditional emphasis on high network redundancy and reliability and began a project that will enable the company to wholesale its network capacity to external service providers.

KEY ASSUMPTIONS

         The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on key assumptions including:

         . The estimated revenue associated with the respective business enterprise valuations assumed five-year compound annual revenue growth rates of between 22% and 45%.

         . Revenue growth rates for each technology were developed considering, among other things, the current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products.

         . Estimated revenues from the purchased in-process technology projects were generally assumed to peak in the year 2003 and decline through 2014 or earlier as other new products are expected to be introduced. These revenue projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

         . The estimated net cash flows were discounted back to their present value using a discount rate of between 17.0% and 27.5%, which represents a premium to the Company's cost of capital. The estimated percentage-of-completion of the various in-process research and development projects ranged from 50% to 85% complete.

         The net cash flows from such projects were based on the Company's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes associated with such projects.

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

NOTE 6 - DEBT

         Debt consisted of the following:

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                       1998             1997
                                                                                       ----             ----
                                                                                   (IN THOUSANDS OF U.S. DOLLARS)
      Senior notes at interest rate of 10%                                           $ 600,000        $    --
      Senior notes at interest rate of 11.5%                                           350,000             --
      Capital lease obligations at interest rates ranging from 2.1% to 17.3%           120,670         56,355
      Notes payable at interest rates ranging from 1.8% to 12.7%.                       50,981         11,450
      Lines of Credit                                                                       --          5,648
                                                                                     ---------        --------
                                                                                     1,121,651         73,453
      Plus unamortized premium                                                           2,950             --
                                                                                     ---------        --------
                                                                                     1,124,601          73,453
                                                                                     ---------        --------
      Less current portion                                                             (59,968)        (39,633)
                                                                                     ---------        --------
      Long-term portion                                                             $1,064,633        $ 33,820
                                                                                     =========        ========

         In April 1998, the Company completed an offering of $600.0 million aggregate principal amount of 10% Senior Notes due 2005, at par (the "10% Notes"). In November 1998, the Company completed offerings of

11 1/2% Senior Notes due 2008 with $200.0 million principal amount at par and $150.0 million principal amount at 102% of par (the "11 1/2% Notes" and, collectively with the 10% Notes, the "Notes"). The Notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company, and senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest is payable on the Notes semi-annually. At December 31, 1998, the Company has deposited in an escrow account restricted cash and short-term investments of $122.2 million to fund, when due, the next four semi-annual interest payments on the 10% Notes. The indentures governing the Notes contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness and sell assets.

         The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment, telecommunications bandwidth, and other fixed assets. During 1998, 1997 and 1996, the Company incurred capital lease obligations under these arrangements of $113.3 million, $37.5 million and $25.6 million, respectively, upon the execution of leases for new data communications equipment, telecommunications bandwidth and other fixed assets. At December 31, 1998, the aggregate unused portion under these arrangements totaled $12.9 million after designating $27.9 million of payables for various equipment purchases which will be financed under capital lease facilities. The capital lease obligations contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends.

         In September 1998, the Company entered into a new senior secured credit facility ("Credit Facility"), to replace its then existing bank credit arrangement in the United States. The Credit Facility has a maximum principal amount of $110.0 million and amounts drawn are payable in September 2001. There were no amounts outstanding at December 31, 1998 and $108.8 million was available to draw. Interest on the Credit Facility is based on a spread over the London interbank offered rate or the higher of the bank's prime rate or the Federal funds effective rate, at the Company's option (8.4% at December 31, 1998).

         The Company's obligations under the Credit Facility are guaranteed by each existing and subsequently acquired or organized significant domestic subsidiary of the Company and are secured by a lien on substantially all of the assets of the Company and each subsidiary guarantor and by a pledge by the Company and each subsidiary guarantor of all capital stock and other equity interests it owns. The Credit Facility requires, among other things, the satisfaction of certain financial covenants, including a minimum annual consolidated revenue test, a minimum EBITDA test and requires the reduction in the maximum amount of availability and prepayments equal to the net proceeds received from certain asset sales and certain casualty events. The Company is required to pay a commitment fee ranging from 0.50% to 0.875% of the unused amounts under the Credit Facility.

         Future minimum lease payments under capital leases and annual maturities of other debt are as follows:

                                                                         CAPITAL             OTHER
       YEAR ENDING DECEMBER 31,                                           LEASES              DEBT
       ------------------------                                           ------              ----
                                                                       (IN THOUSANDS OF U.S. DOLLARS)
            1999                                                        $ 58,530         $    10,463
            2000                                                          47,394               7,253
            2001                                                          27,782               7,078
            2002                                                           1,830               5,033
            2003                                                              57               3,401
            Thereafter                                                     1,644             967,753
                                                                        ---------         ----------
                                                                         137,237          $1,000,981
                                                                                           =========
            Less amount representing interest                            (16,567)
                                                                       ----------
            Present value of future minimum lease payments              $120,670
                                                                       ==========


         Cash paid for interest was $33.6 million in 1998, $5.6 million in 1997 and $5.1 million in 1996.

         At December 31, 1998 and 1997, the estimated fair value of the debt excluding capital lease obligations was approximately $1,009.8 million and $11.4 million, respectively.

NOTE 7 - CAPITAL STOCK

PREFERRED STOCK RIGHTS PLAN

         In May 1996, the Company's Board of Directors adopted a Shareholder Rights Plan, as thereafter amended ("Rights Plan"), pursuant to which preferred stock purchase rights ("Rights") were granted as a dividend to shareholders of record at the rate of one Right for each outstanding share of common stock held of record as of the close of business on June 5, 1996. The Rights also attach to most future issuances of common stock. Subject to exceptions, each Right, when exercisable, will entitle the holder to buy one one-thousandth of a share of a Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series A Junior Preferred Stock") at an exercise price of $75 per Right.

         Subject to exceptions, the Rights will become exercisable upon the occurrence of specified events, including an announcement that a person or group of affiliated or associated persons ("Acquiring Person") has acquired beneficial ownership of 20.5% or more of the outstanding common stock of the Company. In such event, each holder of a Right (other than Rights beneficially owned by the Acquiring Person) will thereafter have the right, subject to exceptions, to receive upon exercise thereof a number of shares of Series A Junior Preferred Stock or, at the discretion of the Company's Board of Directors, a number of additional shares of common stock of the Company, or in some circumstances, shares of common stock of the Acquiring Person (or its parent), as set forth in the Rights Plan.

         The Company's Board of Directors has designated 1,000,000 shares of Series A Junior Preferred Stock, which amount may be increased or decreased by the Board of Directors. All Rights expire on June 5, 2006, unless the Rights are earlier redeemed or exchanged by the Company in accordance with the Rights Plan or expire earlier upon the consummation of specified transactions as set forth in the Rights Plan.

CONVERTIBLE PREFERRED STOCK PRIVATE PLACEMENT

         In November 1997, the Company completed a private placement of 600,000 shares of its Series B 8% Convertible Preferred Stock ("Series B Preferred Stock") for net proceeds of $29.6 million. The Series B Preferred Stock accrues dividends at an annual rate of 8%, payable quarterly in cash or, at the Company's option, in Series B Preferred Stock and is non-voting. The Series B Preferred Stock is convertible into the Company's common stock at $10 per share and may be reset, under certain circumstances, to the stock's then current market value. At the third anniversary date, the conversion price may be reset, under certain circumstances, to 95% of the stock's then current market value. To reflect the nature of the conversion rights, preferred stock was reduced at issuance by $1.5 million with a corresponding increase to capital in excess of par value. Such amount is being accreted as an additional return to preferred shareholders over a period of three years. Subsequent to December 31, 1998, all shares of the Series B Preferred Stock were converted into 3,000,000 shares of the Company's common stock.

COMMON STOCK ISSUED TO IXC

         In February 1998, the Company closed a transaction with IXC Internet Services, Inc. ("IXC"), an indirect subsidiary of IXC Communications, Inc., to acquire 20-year noncancellable IRUs in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for the issuance to IXC of 10,229,789 shares of common stock of the Company (the "IXC Initial Shares") and a contingent payment obligation. The contingent payment obligation required the Company to pay cash or issue additional shares, at its option, to IXC if the fair market value of the IXC Initial Shares was less than $240 million at a future date.

         The Company accounted for the transaction in accordance with EITF 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123" which required the Company to measure the fair value of the common stock and contingent payment obligation upon issuance. The bandwidth asset to be delivered under the IXC agreement is recorded as a reduction to shareholders' equity until such time as the Company accepts the bandwidth from IXC.

         The fair value of the contingent payment obligation of $107.3 million was measured utilizing a Black-Scholes valuation model using an assumed term of four years, the closing market price per share of the common stock on the date of the closing ($7.6875), an exercise price of $23.46 (which is the price per share required in order for the calculation of the IXC Initial Shares to result in a value equal to $240.0 million), expected volatility of 76% and an interest rate of 11%.

         In January 1999, the Company's contingent payment obligation to IXC under the agreement was terminated without the payment of any additional amounts or issuance of additional shares to IXC when, after the close of trading on The Nasdaq Stock Market, the fair market value of the shares issued to IXC exceeded this threshold.

NOTE 8 - STOCK COMPENSATION AND RETIREMENT PLANS

STOCK OPTION AND WARRANT PLANS

         The Company has four stock option plans that provide for granting of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards to employees, consultants and directors of the Company and its subsidiaries, as appropriate. Under all of the plans, the option exercise price is equal to fair market value at the date of grant. Options granted under the various plans become exercisable based on a schedule determined by the Compensation Committee at the date of grant, generally over four years. The options have terms of seven to ten years from the date of grant. The Company has also reserved shares for other plans.

         The number of authorized and reserved shares were as follows at December 31, 1998:

                                            AUTHORIZED      SHARES RESERVED
                                              SHARES         FOR ISSUANCE
                                           ------------     ----------------
         Executive Stock Incentive Plan      10,000,000         9,306,427
         Strategic Stock Incentive Plan       3,500,000         3,422,789
         Executive Stock Option Plan          1,250,000           936,770
         Directors Stock Incentive Plan         100,000           100,000
         Other plans                            541,158           541,158
                                            -----------      ------------
         Total                               15,391,158        14,307,144
                                             ==========      ============


STOCK OPTION REPRICING

         In 1996, the Company's Board of Directors approved a repricing of certain employee stock options. Accordingly, options with respect to 2,520,555 shares of the Company's common stock whose exercise price was greater than $9.375, the closing market price of the Company's common stock on that date, were cancelled and new options with respect to the same number of shares were granted with an exercise price of $9.375. Other terms and conditions of the options remained the same.

FAIR VALUE OF STOCK OPTIONS

         For disclosure purposes under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

         For disclosure purposes under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1998         1997         1996
                                         ----         ----         ----
         Expected life (in years)        5.0          5.0          5.0
         Risk-free interest rate         5.20%        6.36%        5.98%
         Volatility                      90.0%        76.0%        80.0%
         Dividend yield                  0%           0%           0%


         Utilizing these assumptions, the weighted-average fair value of the stock options granted in 1998, 1997 and 1996 was $7.10, $4.88 and $4.89, respectively.

         Under the above model, the total value of stock options granted was $46.0 million in 1998, $23.6 million in 1997, and $28.6 million in 1996, which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma results would have been as follows (in thousands of U.S. dollars, except per share amounts):

                                                                  YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                             1998         1997        1996
                                                             ----         ----        ----
   Pro forma net loss available to common shareholders       $(279,908)   $(53,113)   $(63,897)
   Pro forma basic and diluted loss per share                $(5.62)      $(1.32)     $(1.62)

STOCK OPTION AND WARRANT ACTIVITY

         The following table summarizes stock option and warrant activity under all plans for the three years ended December 31, 1998:

                                                         NUMBER OF SHARES                         WEIGHTED-
                                                          OF COMMON STOCK            PRICE         AVERAGE
                                                      OPTIONS        WARRANTS      PER SHARE   EXERCISE PRICE
                                                     --------      ----------    ------------- --------------
       Balance, December 31, 1995      .            3,843,668       2,084,507    $.01 to $25.25     $3.42

           Granted                                  5,853,949             167    4.15 to 16.75      10.81
           Exercised                                 (819,256)     (1,659,000)   .01 to 9.38         2.36
           Forfeited                               (1,319,951)             --    1.60 to 25.25       8.72
           Cancelled                               (2,520,555)             --    9.56 to 25.25      13.61
                                                   -----------    ---------------
       Balance, December 31, 1996                   5,037,855         425,674    .05- to-13.50       6.24

           Granted                                  4,846,300             --     5.38 to 11.25       7.36
           Exercised                                 (288,529)       (201,400)   .05 to 8.13         1.83
           Forfeited                               (1,259,740)            --     2.00 to 13.13       8.33
                                                   -----------    ---------------
       Balance, December 31, 1997                   8,335,886         224,274    .05 to 13.50        6.81

           Granted                                  6,483,804              --    6.00 to 19.13       9.82
           Exercised                               (1,202,069)       (174,274)   .05 to 13.13        4.34
           Forfeited                               (1,171,323)              --   2.00 to 14.94       8.27
                                                   -----------    -------------

       Balance, December 31, 1998                  12,446,298          50,000    $1.60 to $19.13    $8.51
                                                   ===========         ======


       Exercisable, December 31, 1996               1,584,068         425,674    $.05 to $10.01     $3.60
                                                    ==========        =======
       Exercisable, December 31, 1997               2,824,881         224,274    $.05 to $13.50     $5.76
                                                    ==========        =======
       Exercisable, December 31, 1998               4,161,506          50,000    $1.60 to $19.13    $7.27
                                                    ==========         ======

         The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 1998:

                                            OUTSTANDING                                  EXERCISABLE
                         ---------------------------------------------------    -------------------------------
                                             WEIGHTED-
                                              AVERAGE           WEIGHTED-
                                             REMAINING           AVERAGE                          WEIGHTED-
       RANGE OF                           CONTRACTUAL LIFE      EXERCISE                           AVERAGE
   EXERCISE PRICES          NUMBER            (YEARS)             PRICE           NUMBER        EXERCISE PRICE
  -----------------       ----------      ----------------    -----------      ------------    ----------------
    $1.60 to $6.19         2,749,251            6.8              $ 4.81          1,184,631          $ 3.71
     6.25 to 7.63          3,103,259            8.3                7.13          1,119,635            7.08
     7.66 to 9.38          2,989,444            8.0                8.78          1,354,653            8.96
     9.75 to 13.19         2,579,815            9.2               11.10            486,498           10.76
    13.25 to 19.13         1,074,529            9.7               14.95             66,089           14.03
                           ---------                                              --------
    $1.60 to 19.13        12,496,298            8.2              $ 8.51          4,211,506          $ 7.27
                          ==========                                             =========

         The Company sponsors a retirement savings plan, under which participants are eligible to receive discretionary Company matching contributions each year of the equivalent of 100% of the first $1,000 of employee salary deferral and 25% of amounts thereafter up to the maximum allowable deferral under IRS regulations. All contributions to a participant's plan account are vested after two years of service with the Company. The total contributions made by the Company under the Plan totaled $0.9 million, $0.5 million, and $0.6 million in 1998, 1997 and 1996, respectively.

NOTE 9 - INCOME TAXES

The components of loss before income taxes are as follows (in thousands of U.S. dollars):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                          1998          1997         1996
                                                          ----          ----         ----
        U.S. operations                                $(134,639)    $(34,427)    $ (46,047)
        Non-U.S. operations                             (128,078)      (11,651)      (9,209)
                                                       ----------    ---------    ----------
                                                       $(262,717)    $(46,078)    $ (55,256)
                                                       ==========    =========    ==========

         The Company recognized deferred tax benefits of $0.8 million, $0.5 million and $0.2 million for the years ended December 31, 1998, 1997 and 1996, respectively, resulting primarily from deferred tax liabilities of acquired non-U.S. companies. The Company did not recognize any current income tax expense or benefit for 1998, 1997 or 1996, and no cash was paid for income taxes in 1998, 1997 or 1996.

         Significant components of the Company's deferred tax assets (liabilities) consisted of the following (in thousands of U.S. dollars):

                                           DECEMBER 31, 1998                         DECEMBER 31, 1997
                                 ---------------------------------------    -------------------------------------
                                      U.S.         NON-U.S.       TOTAL         U.S.        NON-U.S.       TOTAL
                                    -------      -----------    --------      -------      ----------     ------
Gross deferred tax assets:
    Net operating losses             $82,053        $63,197     $145,250      $50,470         $7,834       $58,304
    Arbitration accrual               20,090            --        20,090          --             --            --
    Other                              1,998         14,120       16,118        1,515            --          1,515
                                       ------        -------      -------       ------                       -----
                                     104,141         77,317      181,458       51,985          7,834        59,819
    Less:  Valuation allowance       (90,307)       (62,485)    (152,792)     (43,245)        (7,834)      (51,079)
                                     --------       --------    ---------     --------        -------      --------
                                      13,834         14,832       28,666        8,740            --          8,740
                                      ------         ------     --------     --------        --------      --------

Gross deferred tax liabilities:

    Depreciation/amortization        (10,103)            --      (10,103)      (8,740)           --         (8,740)
    Acquired intangibles              (2,493)       (20,834)     (23,327)         --             --            --
    Other                             (1,238)          (121)      (1,359)         --             --            --
                                      -------     ----------    ---------   -----------   -----------      --------
                                     (13,834)       (20,955)     (34,789)      (8,740)           --         (8,740)
                                     --------       --------     --------      -------      --------       --------
Net deferred tax liabilities      $      --       $  (6,123)   $  (6,123)   $     --       $     --     $      --
                                    ==========      ==========   ==========   =========      =========    =========

         As of December 31, 1998, the Company had net operating loss carryforwards of approximately $216.7 million for U.S. income tax purposes. The use of the U.S. net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. These net operating loss carryforwards may be carried forward in varying amounts until 2018. Additionally, at December 31, 1998, the Company had net operating loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to approximately $158.6 million. The majority of non-U.S. loss carryforwards will expire in varying amounts in 2003 to 2005. Some of the non-U.S. loss carryforwards will never expire under local country tax rules. The significant increase in net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. results mostly from the acquisition of non-U.S. entities during 1998.

         A capital tax loss of $0.8 million resulting from the sale of one of the Company's investments was incurred in 1997. The loss may be carried forward until 2003.

         The Company has provided a valuation allowance against a portion of its deferred tax assets since realization of these tax benefits cannot be reasonably assured. The change in valuation allowance was an increase of $101.7 million and $18.8 million in 1998 and 1997, respectively. The changes primarily relate to additional losses in those years. The portion of the valuation allowance for which subsequently recognized tax benefits will be first applied to reduce goodwill or other intangibles was $32.4 million at December 31, 1998.

         Taxes computed at the U.S. statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                1998          1997          1996
                                                                ----          ----          ----
       U.S. federal taxes at statutory rate                     34.0%         34.0%         34.0%
       State taxes (net of federal benefit)                      7.0%          7.0%          7.0%
       Foreign rate differential                                (1.8)%        (1.5)%         --
       Change in valuation allowance                           (38.7)%       (40.7)%       (37.9)%
       Acquired intangibles                                     11.5%          --            --
       Acquired research and development write-off             (11.1)%         --            --
       Amortization of non-deductible goodwill                  (1.5)%        (0.6)%        (5.7)%
       Other                                                     0.9%          2.8%          2.9%
                                                                 ----          ----          ----
       Effective tax rate                                        0.3 %         1.0%          0.3 %
                                                                 =====         ====          =====


NOTE 10 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company has guaranteed monthly usage levels of data and voice communications with certain of its telecommunications vendors. In addition, the Company leases certain of its facilities under non-cancelable operating leases expiring in various years through 2009. Total rent expense for all operating leases amounted to $12.5 million in 1998, $5.0 million in 1997, and $3.6 million in 1996.

         At December 31, 1998, commitments to telecommunications vendors and future minimum lease payments under non-cancelable operating leases are as follows:

                   YEAR ENDING
                   -----------
                   DECEMBER 31,             TELECOMMUNICATIONS     OPERATING LEASES
                   ------------             ------------------     ----------------
                                                (IN THOUSANDS OF U.S. DOLLARS)
                       1999                    $  26,151              $  9,148
                       2000                       18,398                 7,669
                       2001                       15,229                 5,956
                       2002                        8,556                 5,285
                       2003                        4,493                 4,688
                    Thereafter                    22,528                 7,671
                                               ----------             --------
                                                 $95,355              $ 40,417
                                                 =======              ========

         The Company also acquires fiber-based telecommunications bandwidth through purchases of IRUs and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At December 31, 1998, the Company was obligated to make future payments under these purchase agreements that total $103.7 million, most of which will be paid in 1999. Under its telecommunications bandwidth agreements, the Company is also obligated to pay operating and maintenance charges which vary by agreement in amount.

         In January 1999, the Company entered into a 20-year commercial relationship with the Baltimore Ravens of the National Football League pursuant to which it acquired, among other things, the rights to name the Ravens' NFL stadium "PSINet Stadium" as well as rights for sponsorship and promotion of team events and related advertising and marketing rights. In addition, the Company has the right to develop a Baltimore Ravens' web site and provide related Internet services to subscribing fan members. In exchange for all of these rights, the Company will make payments to the Baltimore Ravens over a 20-year period. The Company paid $11.8 million in January

1999, which included a one-time prepayment of $9.25 million under the stadium naming rights agreement. Annual payments for 2000 and for the 18 years thereafter start at $2.6 million, with successive annual increases of approximately 5%. Total payments over the 20-year period will be approximately $93.5 million.

CONTINGENCIES

         The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

NOTE 11 - NON-RECURRING ARBITRATION CHARGE

         On March 23, 1999, an arbitrator awarded Chatterjee Management Company ("Chatterjee") compensatory damages including interest and legal expenses from the Company. In conjunction with this, the Company has recorded a charge of $49.0 million relating to this arbitration decision and such accrual is reflected in other accounts payable and accrued liabilities in the Company's consolidated balance sheet at December 31, 1998. This award resulted from a claim by Chatterjee that the Company had breached the terms of a joint venture agreement executed by the parties in September 1996. Chatterjee had initiated the arbitration proceedings against the Company in November 1997 before the International Chamber of Commerce, Court of Arbitration, in London, England.

         On September 19, 1996, the Company and Chatterjee signed an agreement pursuant to which the Company and an investment group led by Chatterjee would have established a joint venture for the purpose of building an Internet network across Europe and providing Internet-related services in Europe. Such investment group was to invest up to $41 million in a joint venture. No monies were invested by Chatterjee or the investment group pursuant to the joint venture agreement nor were any other actions undertaken to implement it. Following the signing of the agreement, the parties acknowledged structural difficulties associated with the joint venture as originally contemplated, which prevented its implementation. Instead, they sought for several months to negotiate a direct investment in the Company by Chatterjee in lieu of the initial agreement. Those negotiations were not successful.

         In the arbitration proceedings, Chatterjee alleged that the Company breached the joint venture agreement by repudiating its obligations under the agreement and by breaching a covenant not to compete. Chatterjee requested an arbitration award declaring that the agreement was still valid and binding upon the parties and that the Company stood in breach of the agreement, directing the Company to specifically perform its obligations under the agreement or, in the alternative, awarding Chatterjee compensatory damages in an amount not less than $25 million, awarding Chatterjee profits that the Company had earned or stood to earn in Europe, and awarding Chatterjee the costs of arbitration, including attorney's fees and interest on the award of damages.

         The Company is evaluating its options and intends to vigorously pursue appropriate legal steps to seek to modify the arbitrator's order. However, due to the nature of arbitration proceedings, the Company's ability to obtain relief in this matter is likely to be constrained.

NOTE 12 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

         SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         The Company offers a broad range of Internet access services and related products to businesses in the U.S. and throughout the world. As of December 31, 1998, the Company served primary markets in 12 countries, with operations organized into four geographic operating segments - the U.S., Canada, Europe and Asia. In measuring performance and allocating assets, the chief operating decision maker reviews each geographic operating segment as a whole and not by types of services provided.

         Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA. The Company defines EBITDA as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development.

         Operations of the U.S. segment include shared network costs and corporate functions which the Company does not allocate to its other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital lease and seller-financed arrangements.

         Revenue by reportable segment is provided on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues.

         Certain financial information is presented below; amounts are in thousands of U.S. dollars:

                           U.S.         CANADA        EUROPE        ASIA       ELIMINATIONS     TOTAL
                         --------       ------        ------        ----       ------------     -----

1998
----
Revenue                    $156,431      $ 27,440     $ 40,037    $36,111         $   (383)    $259,636

EBITDA                      (26,170)       (7,668)      (6,364)    (1,848)             --       (42,050)
Assets                    1,261,629        54,028       84,192    284,349         (399,967)   1,284,231
Capital expenditures        248,295        14,899       17,687     22,790             (121)     303,550

1997
----
Revenue                     104,254         2,844       10,917      4,189             (302)     121,902
EBITDA                      (13,091)       (4,097)      (3,556)      (515)              20      (21,239)

Assets                      196,053        10,617       14,608      2,938          (38,035)     186,181
Capital expenditures         47,389         1,523          473        689             --         50,074

1996
----
Revenue                      78,132           308        5,097      1,375             (561)      84,351
EBITDA                      (20,378)       (3,180)      (2,819)    (1,484)            (185)     (28,046)
Assets                      199,959         2,109        4,640        991          (30,587)     177,112
Capital expenditures         35,560           438        2,130        262             --         38,390

         EBITDA for all reportable segments differs from consolidated loss before income taxes reported in the consolidated statements of operations as follows (in thousands of U.S. dollars):

                                                           YEAR ENDED DECEMBER 31,
                                                           ----------------------
                                                       1998          1997          1996
                                                       ----          ----          ----
         EBITDA                                     $   (42,050)  $   (21,239)  $   (28,046)
         Reconciling items:
           Depreciation and amortization                (63,424)      (28,347)      (28,035)
           Charge for acquired IPR&D                    (70,800)          -             -
           Interest expense                             (63,914)      (5,362)        (5,025)
           Interest income                               19,638        3,059          3,794
           Other income, net                              6,833        5,811          2,056
           Non-recurring arbitration charge             (49,000)           -              -
         Loss before income taxes                   $  (262,717)   $ (46,078)   $   (55,256)
                                                      =========       ========      ========

                 SCHEDULE II - VALUATION ACCOUNTS AND RESERVES

                                                                                Additions
                                                                    -----------------------------------
                                                     Balance at       Charged to        Balances of                     Balance at
                                                      beginning        costs and          acquired                        end of
                                                      of period        expenses         subsidiaries      Deductions      period
                                                     ------------   ----------------  -----------------  -------------  ------------
                                                                                      (In thousands)
Year ended December 31, 1996

     Allowance for doubtful accounts and returns           875             3,130                 -            (2,096)      1,909
     Deferred tax valuation allowance                   11,375            20,948                 -                 -      32,323

Year ended December 31, 1997

     Allowance for doubtful accounts and returns         1,909             5,426                16            (5,248)      2,101
     Deferred tax valuation allowance                   32,323            18,756                 -                 -      51,079

Year ended December 31, 1998

     Allowances for doubtful accounts and returns        2,101             5,505             6,889            (2,796)     11,700
     Deferred tax valuation allowance                   51,079            69,335            32,378                 -     152,792


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to our Proxy Statement to be used in connection with our 1999 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") on or prior to April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to our Proxy Statement to be used in connection with our 1999 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to our Proxy Statement to be used in connection with our 1999 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to our Proxy Statement to be used in connection with our 1999 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       Documents filed as a part of this report.

         1.       FINANCIAL STATEMENTS

         See Index to Financial Statements on page 54.

         2.       FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statements on page 54.

         3.       EXHIBITS

         See Index to Exhibits on page 81.

b.       Reports on Form 8-K.

         On October 16, 1998, we filed a Current Report on Form 8-K relating to the closing of a new $110.0 million senior secured credit facility to replace our existing bank credit arrangements in the United States and our acquisition of Tokyo Internet Corporation.

         On October 28, 1998, we filed a Current Report on Form 8-K which included as an Exhibit a press release issued by us announcing that we would be pursuing a placement of debt securities in accordance with Securities and Exchange Commission Rule 144A.

         On November 10, 1998, we filed a Current Report on Form 8-K relating to the closing of our offering of $200,000,000 principal aggregate amount of our 11 1/2% Senior Notes due 2008.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1999

                                        PSINET INC.

                                        By:  /s/ William L. Schrader
                                            -----------------------------
                                            William L. Schrader, Chairman and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Name                                      Title                               Date
                    ----                                      -----                               ----

         /s/  William L. Schrader               Chairman, Chief Executive Officer
        --------------------------              and Director (Principal Executive            March 26, 1999
            William L. Schrader                         Officer)

        /s/  Harold S. Wills                   President, Chief Operating Officer            March 26, 1999
     ---------------------------------                  and Director
              Harold S. Wills

         /s/  David N. Kunkel                   Executive Vice President, General            March 26, 1999
      -------------------------------                   Counsel and Director
              David N. Kunkel

         /s/  Edward D. Postal                   Senior Vice President and Chief
      --------------------------------             Financial Officer (Principal              March 26, 1999
              Edward D. Postal                       Financial Officer)

        /s/  Michael J. Malesardi                 Vice President and Controller              March 26, 1999
     ---------------------------------            (Principal Accounting Officer)
            Michael J. Malesardi


         /s/  William H. Baumer                             Director                         March 26, 1999
      -------------------------------
             William H. Baumer

        /s/  Ian P. Sharp                                   Director                         March 26, 1999
     ----------------------------------
                Ian P. Sharp


        /s/  Ralph J. Swett                                 Director                         March 26, 1999
     ----------------------------------
               Ralph J. Swett

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
      2.1        IRU and Stock Purchase Agreement dated as of          Incorporated by reference from Exhibit 2.1 to
                 July 22, 1997 between IXC Internet Services, Inc.     Amendment No. 2 to PSINet's Quarterly Report
                 and PSINet                                            on Form 10-Q for the quarter ended June 30,
                                                                       1996 located under Securities and Exchange
                                                                       Commission File No. 0-25812 ("June 1997
                                                                       10-Q/A2")

      2.2        First Amendment to IRU and Stock Purchase             Incorporated by reference from Exhibit A to
                 Agreement dated as of July 22, 1997 between           PSINet's Proxy Statement on Schedule 14A dated
                 IXC Internet Services, Inc. and PSINet                December 19, 1997 located under Securities and
                                                                       Exchange Commission File No. 0-25812 ("December
                                                                       1997 Proxy Statement")

      2.3        Second Amendment to IRU and Stock Purchase            Incorporated by reference from Exhibit A to
                 Agreement dated as of July 22, 1997 between IXC       the December 1997 Proxy Statement
                 Internet Services, Inc. and PSINet

      2.4        Agreement dated as of November 10, 1997 between       Incorporated by reference from Exhibit 2 to
                 iSTAR internet inc. and PSINet                        PSINet's Quarterly Report on Form 10-Q for the
                                                                       quarter ended September 30, 1997 located under
                                                                       Securities and Exchange Commission File No.
                                                                       0-25812 ("September 1997 10-Q")

      2.5        Pre-Acquisition Agreement between PSINet and iSTAR    Incorporated by reference from Exhibit 10.1 to
                 internet inc., dated December 23, 1997                PSINet's Current Report on Form 8-K dated
                                                                       January 7, 1998 located under Securities and
                                                                       Exchange Commission File No. 0-25812 ("January
                                                                       7, 1998 8-K")

      2.6        Share Purchase Agreement dated as of October 1,       Incorporated by reference from Exhibit 2.1 to
                 1998 among PSINet Japan Inc., a subsidiary of         PSINet's Current Report on Form 8-K dated
                 PSINet, Tokyo Internet Corporation and Secom Co.,     October 16, 1998 located under Securities and
                 Ltd.                                                  Exchange Commission File No. 0-25812
                                                                       ("October 16, 1998 8-K")

      3.1        Certificate of Incorporation, as amended              Incorporated by reference from Exhibit 3.1 to
                                                                       PSINet's Registration Statement on Form S-1
                                                                       declared effective on May 1, 1995 located
                                                                       under Securities and Exchange Commission File
                                                                       No. 33-90154 ("May 1995 Registration
                                                                       Statement")

      3.2        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.1 to
                 Incorporation dated April 25, 1995                    PSINet's Quarterly Report on Form 10-Q for the
                                                                       quarter ended June 30, 1995 located under
                                                                       Securities and Exchange Commission File No.
                                                                       0-25812 ("June 1995 10-Q")

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------

      3.3        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.2 to
                 Incorporation Dated May 5, 1995                       the June 1995 10-Q

      3.4        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.1 to
                 Incorporation Dated November 11, 1995                 PSINet's Quarterly Report on Form 10-Q for the
                                                                       quarter ended September 30, 1995 located under
                                                                       Securities and Exchange Commission File No.
                                                                       0-25812 ("September 1995 10-Q")

      3.5        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3 to
                 Incorporation, dated May 18, 1996                     PSINet's Quarterly Report on Form 10-Q for the
                                                                       quarter ended June 30, 1996 located under
                                                                       Securities and Exchange Commission File No.
                                                                       0-25812 ("June 1996 10-Q")

      3.6        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.1 to
                 Incorporation dated as of November 6, 1997            the September 1997 10-Q

      3.7        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.7 to
                 Incorporation dated February 5, 1998                  PSINet's Annual Report on Form 10-K for the
                                                                       fiscal year ended December 31, 1997 located under
                                                                       Securities and Exchange Commission File No. 0-25812
                                                                       ("1997 Form 10-K")

      3.8        Amended and Restated By-laws of PSINet                Filed herewith


      4.1        Form of Common Stock Certificate                      Incorporated by reference from Exhibit 4.1 to
                                                                       the May 1995 Registration Statement

      4.2        Form of Common Stock Certificate (name change)        Incorporated by reference from Exhibit 4.1A to
                                                                       PSINet's Registration Statement on Form S-1
                                                                       declared effective on December 14, 1995
                                                                       located under Securities and Exchange
                                                                       Commission File No. 33-99610 ("December 1995
                                                                       Registration Statement")

      4.3        Articles Fourth, Fifth, Sixth, Ninth and Tenth of     See Exhibits 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
                 the Certificate of Incorporation of PSINet, as
                 amended

      4.4        Article I of the Amended and Restated By-laws of      See Exhibit 3.8
                 PSINet, as amended

      4.5        Forms of Rights Agreement, dated as of May 8, 1996,   Incorporated by reference from Exhibit 1 to
                 between PSINet and First Chicago Trust Company of     PSINet's Registration Statement on Form 8-A
                 New York, as Rights Agent, which includes as          dated June 3, 1996 located under Securities
                 Exhibit A - Certificate of Amendment; Exhibit B -     and Exchange Commission File No. 0-25812
                 Form of Rights Certificate; and Exhibit C - Summary
                 of Rights to Purchase Shares of Preferred Stock

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
      4.6        Amendment No. 1, dated as of July 21, 1997, to        Incorporated by reference from Exhibit 4.1.1
                 Rights Agreement, dated as of May 8, 1996, between    to PSINet's Current Report on Form 8-K dated
                 PSINet and First Chicago Trust Company of New York,   August 1, 1997 located under Securities and
                 as Rights Agent.                                      Exchange Commission File No. 0-25812

      4.7        Amendment No. 2, dated as of July 31, 1997, to        Incorporated by reference from Exhibit 4.1.2
                 Rights Agreement, dated as of May 8, 1996, between    to PSINet's Current Report on Form 8-K dated
                 PSINet and First Chicago Trust Company of New York,   August 20, 1997 located under Securities and
                 as Rights Agent.                                      Exchange Commission File No. 0-25812

      4.8        Form of 10% Senior Notes due 2005, Series B           Incorporated by reference from Exhibit 4.1 to
                                                                       PSINet's Current Report on Form 8-K dated
                                                                       April 22, 1998 located under Securities and
                                                                       Exchange Commission File No. 0-25812 ("April
                                                                       22, 1998 8-K")

      4.9        Indenture dated as of April 13, 1998 between PSINet   Incorporated by reference from Exhibit 4.2 to
                 and Wilmington Trust Company, as Trustee              the April 22, 1998 8-K

     4.10        Form of 11 1/2% Senior Notes due 2008, Series A       Incorporated by reference from Exhibit 4.2 to
                                                                       PSINet's Current Report on Form 8-K dated
                                                                       November 3, 1998 located under Securities and
                                                                       Exchange Commission File No. 0-25812
                                                                       ("November 10, 1998 8-K")

     4.11        Indenture dated as of November 3, 1998 between        Incorporated by reference from Exhibit 4.1 to
                 PSINet and Wilmington Trust Company, as Trustee       the November 10, 1998 8-K

     4.12        First Supplemental Indenture dated as of November     Incorporated by reference from Exhibit 4.1 to
                 12, 1998 between PSINet and Wilmington Trust          PSINet's Quarterly Report on Form 10-Q for the
                 Company, as Trustee                                   quarter ended September 30, 1998 located
                                                                       under Securities and Exchange Commission File No.
                                                                       0-25812 ("September 1998 10-Q")

     4.13        Form of 11 1/2%  Senior Notes due 2008, Series A, as  Incorporated by reference from Exhibit 4.2 to
                 amended                                               the September 1998 10-Q

     4.14        Form of 11 1/2% Senior Notes due 2008, Series B       Incorporated by reference from PSINet's
                                                                       Registration Statement on Form S-4 declared
                                                                       effective on February 16, 1999 located under
                                                                       Securities and Exchange Commission File
                                                                       No. 333-68385

     10.1        Lease Agreement dated July 1, 1990 between PSINet     Incorporated by reference from Exhibit 10.1 to
                 and Rensselaer Polytechnic Institute, amended by      the May 1995 Registration Statement
                 Lease Renewal Agreement dated as of July 1, 1993,
                 Letter Agreement dated November 14, 1994 and Letter
                 Agreement dated February 1, 1995

     10.2        Lease Agreement dated February 8, 1995 between        Incorporated by reference from Exhibit 10.2 to
                 PSINet and Rensselaer Polytechnic Institute           the May 1995 Registration Statement

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.3        Amendment to Lease Agreement dated July 1, 1995       Incorporated by reference from Exhibit 10.2A
                 between PSINet and Rensselaer Polytechnic Institute   to the December 1995 Registration Statement

     10.4        Lease Agreement dated as of April 30, 1993 by and     Incorporated by reference from Exhibit 10.3 to
                 between Vingarden Limited Partnership and PSINet      the May 1995 Registration Statement

     10.5        Lease Agreement dated April 1995 by and between       Incorporated by reference from by Exhibit
                 Brit Limited Partnership and PSINet                   10.3A to the December 1995 Registration
                                                                       Statement

     10.6        Sublease dated September 20, 1995 by and between      Incorporated by reference from Exhibit 10.3B
                 The Medical Sciences Research Institute and PSINet    to the December 1995 Registration Statement
                 and Lease Agreement dated October 6, 1993 by and
                 between Vingarden Associates Limited Partnership
                 and The Medical Sciences Research Institute

     10.7        Lease Agreement dated October 31, 1995 between        Incorporated by reference from Exhibit 10.4A
                 Oakfern Properties Limited and PSINet                 to the December 1995 Registration Statement

     10.8        Amendment to Deed of 460 Spring Park Technology       Incorporated by reference from Exhibit 10.1 to
                 Center dated as of June 12, 1997 between JBG/         the September 1997 Form 10-Q
                 Spring Park Limited Partnership and PSINet

     10.9        Sublease Agreement dated as of June 2, 1997 between   Incorporated by reference from Exhibit 10.2 to
                 Lucas Industries, Inc. and PSINet and Office Lease    the September 1997 10-Q
                 Agreement between 3B Limited Partnership and Lucas
                 Industries Inc. dated as of September 12, 1989

     10.10       Sublease Agreement dated January 22, 1998 between     Incorporated by reference from Exhibit 10.9 to
                 PSINet and Unisys Corporation, as amended             the 1997 Form 10-K

     10.11       Lease Agreement dated February 20, 1998 between       Incorporated by reference from Exhibit 10.11
                 PSINet and CarrAmerica Realty Corporation             to the 1997 Form 10-K

     10.12       Lease Agreement dated October 1994 between PSINet     Incorporated by reference from Exhibit 10.4 to
                 and Cascade Communications, Inc.                      the May 1995 Registration Statement

     10.13       Master Lease Agreement dated July 19, 1994 between    Incorporated by reference from Exhibit 10.5 to
                 PSINet and Technology Credit Corporation              the May 1995 Registration Statement

     10.14       Lease Agreement dated as of July 9, 1993 between      Incorporated by reference from Exhibit 10.6 to
                 Applied Telecommunications Technologies, Inc. and     the May 1995 Registration Statement
                 PSINet

     10.15       Lease Agreement dated as of February 10, 1994         Incorporated by reference from Exhibit 10.7F
                 between Applied Telecommunications Technologies,      to the December 1995 Registration Statement
                 Inc. and PSINet

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.16       Lease Agreement dated as of March 14, 1994 between    Incorporated by reference from Exhibit 10.7G
                 Applied Telecommunications Technologies, Inc. and     to the December 1995 Registration
                                                                       Statement PSINet

     10.17       Lease Agreement dated as of June 9, 1994 between      Incorporated by reference from Exhibit 10.7H
                 Applied Telecommunications Technologies, Inc. and     to the December 1995 Registration Statement
                 PSINet

     10.18       Lease Agreement dated as of September 21, 1994        Incorporated by reference from Exhibit 10.7 to
                 between Applied Telecommunications Technologies,      the May 1995 Registration Statement
                 Inc. and PSINet

     10.19       Master Equipment Lease Agreement dated as of June     Incorporated by reference from Exhibit 10.1 to
                 23, 1995 between PSINet and Forsythe/McArthur         the September 1995 10-Q
                 Associates, Inc. ("FMA")

     10.20       Master Lease Line Commitment Agreement dated as of    Incorporated by reference from Exhibit 10.2 to
                 June 23, 1995 between PSINet and FMA                  the September 1995 10-Q

     10.21       Amendment Agreement dated as of August 1, 1995        Incorporated by reference from Exhibit 10.8 to
                 between PSINet and Technology Credit Corporation      the September 1995 10-Q

     10.22       Master Equipment Lease Agreement No.                  Incorporated by reference from Exhibit 10.44A
                 620-0004602-000 dated November 1995 between PSINet    to the December 1995 Registration Statement
                 and Siemens Credit Corporation

     10.23       Amendment to Master Lease Agreement No. 1753 dated    Incorporated by reference from Exhibit 10.77
                 January 26, 1996 between PSINet and Technology        to PSINet's Annual Report on Form 10-K for the
                 Credit Corporation                                    fiscal year ended December 31, 1995 located
                                                                       under the Securities and Exchange Commission
                                                                       File No. 0-25812 ("1995 Form 10-K")

     10.24       Master Equipment Lease Agreement dated December 15,   Incorporated by reference from Exhibit 10.78
                 1995 between PSINet and Financing for Science         to the 1995 Form 10-K
                 International, Inc.

     10.25       Security Agreement dated as of March 20, 1996         Incorporated by reference from Exhibit 10.79
                 between PSINet and USL Capital Corporation            to the 1995 Form 10-K

     10.26       Master Software/Equipment Lease Agreement dated as    Incorporated by reference from Exhibit 10.4 to
                 of September 20, 1996 between PSINet and LPI          PSINet's Quarterly Report on Form 10-Q for the
                 Software Funding Group, Inc.                          quarter ended September 30, 1996 located under
                                                                       Securities and Exchange Commission File No.
                                                                       0-25812 ("September 1996 10-Q")

     10.27       Master Lease Agreement dated as of January 27, 1997   Incorporated by reference from Exhibit 10.77
                 between Cascade Communications Corp.                  to PSINet's Annual Report on Form 10-K for the
                 and PSINet                                            fiscal year ended December 31, 1996 located
                                                                       under Securities and Exchange Commission File
                                                                       No. O-25812 ("1996 Form 10-K")

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.28       Master Equipment/Software Rental Agreement dated as   Incorporated by reference from Exhibit 10.3 to
                 of September 11, 1997 between PSINet and Earthlink    the September 1997 10-Q
                 Network, Inc. and Change Order Amendment Master
                 Equipment dated as of September 22, 1997

     10.29       Equipment lease dated as of June 30, 1997 between     Incorporated by reference from Exhibit 10.4 to
                 Royal Bank of Canada and PSINet Limited               the September 1997 10-Q

     10.30       Master Lease Agreement dated as                       Incorporated by reference from Exhibit 10.4 to
                 of October 10, 1997 between Cisco Systems Capital     the September 1997 Form 10-Q
                 Corporation and PSINet

     10.31       Master Lease Agreement No. A212 dated as of October   Incorporated by reference from Exhibit 10.31
                 30, 1997 between 3Com Credit Corporation and          to the 1997 Form 10-K
                 PSINet, as amended

     10.32       Master Lease of Personal Property No. 3402, dated     Incorporated by reference from Exhibit 10.32
                 December 12, 1997 between PSINet and Charter          to the 1997 Form 10-K
                 Financial, Inc., as amended

    10.33*       Executive Stock Option Plan of PSINet                 Incorporated by reference from Exhibit 10.10
                                                                       to the May 1995 Registration Statement

    10.34*      Executive Stock Incentive Plan of PSINet,              Incorporated by reference from Exhibit 10.12 to
                as amended                                             the December 1995 Registration Statement

    10.35*      Directors Stock Incentive Plan of PSINet,              Incorporated by reference from Exhibit 10.13 to
                as amended                                             the December 1995 Registration Statement

    10.36*       Strategic Stock Incentive Plan of PSINet              Incorporated by reference from Exhibit 10 to
                                                                       the June 1995 10-Q

    10.37*       InterCon Systems Corporation 1992 Incentive Stock     Incorporated by reference from Exhibit 99.1 to
                 Plan                                                  PSINet's Registration Statement on Form S-8
                                                                       which became effective on October 18, 1995
                                                                       located under Securities  Exchange Commission
                                                                       File No. 33-98316 ("S-8 No. 16")

    10.38*       InterCon Systems Corporation 1994 Stock Option Plan   Incorporated by reference from Exhibit 99.2 to
                                                                       the S-8 No. 16

    10.39*       Software Ventures Corporation 1994 Stock Option Plan  Incorporated by reference from Exhibit 99 to
                                                                       PSINet's Registration Statement on Form S-8
                                                                       which became effective on October 18, 1995
                                                                       located under Securities and Exchange
                                                                       Commission File No. 33-98314

    10.40*       Employment Agreement dated February 9, 1996 between   Incorporated by reference from Exhibit 10.42
                 PSINet and Mary-Ann Carolan                           to the 1995 Form 10-K

    10.41*       Employment Agreement dated February 13, 1996          Incorporated by reference from Exhibit 10.19
                 between PSINet and Mitchell Levinn                    to the 1995 10-K

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
    10.42*       Employment Agreement dated                            Incorporated by reference from Exhibit 10.3 to
                 October 9, 1996 between PSINet and Richard R.         the September 1996 10-Q
                 Frizalone

    10.43*       Employment Agreement dated July 1, 1997 between       Incorporated by reference from Exhibit 10.5 to
                 PSINet and Michael Malesardi                          the September 1997 10-Q

    10.44*       Employment Agreement dated August 2, 1997 between     Incorporated by reference from Exhibit 10.6 to
                 PSINet and Anthony Aveta                              the September 1997 10-Q

    10.45*       Employment Agreement dated August 4, 1997 between     Incorporated by reference from Exhibit 10.7 to
                 PSINet and Harry Hobbs                                the September 1997 10-Q

    10.46*       Employment Agreement dated January 8, 1998 between    Incorporated by reference from Exhibit 10.52
                 PSINet and William Cripe                              to the 1997 Form 10-K

    10.47*       Employment Agreement dated January 18, 1998 between   Incorporated by reference from Exhibit 10.53
                 PSINet and Kathleen B. Horne                          to the 1997 Form 10-K

    10.48*       Employment Agreement dated February 16, 1998          Incorporated by reference from Exhibit 10.54
                 between PSINet and John Muleta                        to the 1997 Form 10-K

    10.49*       Employment Agreement dated June 17, 1998 between      Incorporated by reference from Exhibit 10.1 to
                 PSINet and William A. Opet                            PSINet's Quarterly Report on Form 10-Q for the
                                                                       quarter ended June 30, 1998 located under Securities and
                                                                       Exchange Commission File No. 0-25812 ("June 1998 10-Q")

    10.50*       Employment Agreement dated July 2, 1998 between       Incorporated by reference from Exhibit 10.2 to
                 PSINet and Robert D. Leahy                            the June 1998 10-Q


    10.51*       Employment Agreement dated September 1, 1998          Incorporated by reference from Exhibit 10.8 to
                 between PSINet and Chi H. Kwan                        the September 1998 10-Q

    10.52*       Employment Agreement dated September 8, 1998          Incorporated by reference from Exhibit 10.5 to
                 between PSINet and James A. Haid                      the September 1998 10-Q

    10.53*       Employment Agreement dated September 30, 1998         Incorporated by reference from Exhibit 10.3 to
                 between PSINet and Sandy L. Blaisdell                 the September 1998 10-Q

    10.54*       Amendment to Employment Agreement dated October 1,    Incorporated by reference from Exhibit 10.6 to
                 1998 between PSINet and Harry Hobbs                   the September 1998 10-Q

    10.55*       Employment Agreement dated October 12, 1998 between   Incorporated by reference from Exhibit 10.2 to
                 PSINet and Geoffrey E. Axton                          the September 1998 10-Q

    10.56*       Employment Agreement dated October 14, 1998 between   Incorporated by reference from Exhibit 10.4 to
                 PSINet and Edward Arnold Davis                        the September 1998 10-Q

    10.57*       Employment Agreement dated October 16,                Filed herewith
                 1998 between PSINet and Harold S. Wills

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
    10.58*       Employment Agreement dated October 16,                Filed herewith
                 1998 between PSINet and Edward D. Postal

    10.59*       Employment Agreement dated October 16,                Filed herewith
                 1998 between PSINet and David N. Kunkel

    10.60*       Employment Agreement dated November 2, 1998 between   Incorporated by reference from Exhibit 10.7 to
                 PSINet and David J. Kramer                            the September 1998 10-Q

    10.61*       Employment Agreement dated November 6, 1998 between   Incorporated by reference from Exhibit 10.9 to
                 PSINet and John Walpuck                               the September 1998 10-Q

    10.62*       Employment Agreement dated November 12, 1998          Incorporated by reference from Exhibit 10.10
                 between PSINet and Lawrence Winkler                   to the September 1998 10-Q

     10.63       Form of Indemnification Agreement                     Incorporated by reference from Exhibit 10.21
                                                                       to the May 1995 Registration Statement

     10.64       Registration Rights Agreement dated as of June 16,    Incorporated by reference from Exhibit 10.39
                 1995 among PSINet and Stockholders of InterCon        to the December 1995 Registration Statement
                 Systems Corporation

     10.65       Registration Rights Agreement dated as of July 11,    Incorporated by reference from Exhibit 10.40
                 1995 among PSINet and Stockholders of Software        to the December 1995 Registration Statement
                 Ventures Corporation

     10.66       Registration Rights Agreement made as of September    Incorporated by reference from Exhibit  10.1
                 19, 1996 by and between PSINet and The Chatterjee     to the September 1996 10-Q
                 Management Company

     10.67       Registration Rights Agreement dated as of November    Incorporated by reference from Exhibit 10.10
                 11, 1997 between PSINet and the purchasers of         to the September 1997 10-Q
                 Series B 8% Convertible Preferred Stock

     10.68       Registration Rights Agreement dated as of April 13,   Incorporated by reference from Exhibit 10.1 to
                 1998 among PSINet and Donaldson, Lufkin & Jenrette    the April 22, 1998 8-K
                 Securities Corporation, Merrill Lynch, Pierce,
                 Fenner & Smith Incorporated, and Chase Securities,
                 Inc.

     10.69       Registration Rights Agreement, dated as of November   Incorporated by reference from Exhibit 4.3 to
                 13, 1998, among PSINet and Donaldson Lufkin &         the September 1998 10-Q
                 Jenrette Securities Corporation, Chase Securities
                 Inc. and Morgan Stanley & Co. Incorporated

     10.70       Registration Rights Agreement dated as of February    Incorporated by reference from Exhibit 10.62
                 25, 1998 between PSINet and IXC Internet Services,    to the 1997 Form 10-K
                 Inc.

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.71       Credit Agreement dated September 29, 1998 among       Incorporated by reference from Exhibit 2.2 to
                 PSINet, the Lenders party thereto, The Chase          PSINet's October 16, 1998 8-K
                 Manhattan Bank, as Administrative Agent, Fleet
                 National Bank, as Syndication Agent, and The Bank
                 of New York as Documentation Agent

     10.72       Guarantee Agreement dated September 29, 1998 among    Incorporated by reference from Exhibit 2.3 to
                 each of the subsidiaries of PSINet party thereto      the October 16, 1998 8-K
                 and The Chase Manhattan Bank

     10.73       Pledge Agreement dated September 29, 1998 among       Incorporated by reference from Exhibit 2.4 to
                 PSINet, each subsidiary of PSINet party thereto and   the October 16, 1998 8-K
                 The Chase Manhattan Bank

     10.74       Security Agreement dated September 29, 1998 among     Incorporated by reference from Exhibit 2.5 to
                 PSINet, each subsidiary of PSINet party thereto and   the October 16, 1998 8-K
                 The Chase Manhattan Bank

     10.75       First Amendment dated as of October 27, 1998 to the   Incorporated by reference from Exhibit 10.2 to
                 Credit Agreement dated as of September 29, 1998,      the November 10, 1998 8-K
                 among PSINet, the Lenders party thereto, The Chase
                 Manhattan Bank, as Administrative Agent, Fleet
                 National Bank, as Syndication Agent, and the Bank
                 of New York, as Documentation Agent

     10.76       Warrant to purchase up to 25,000 shares of the        Incorporated by reference from Exhibit 10.39
                 Series B Preferred of PSINet, at an exercise price    to the May 1995 Registration Statement
                 of $1.60 per share, registered in the name of
                 William H. Baumer

     10.77       Warrant to purchase up to 25,000 shares of the        Incorporated by reference from Exhibit 10.40
                 Series B Preferred of PSINet, at an exercise price    to the May 1995 Registration Statement
                 of $1.60 per share, registered in the name of
                 William H. Baumer

     10.78       Joint Venture Agreement dated as of September 19,     Incorporated by reference from Exhibit 2 to
                 1996 between PSINet and Chatterjee Management         Amendment No. 1 to PSINet's Quarterly Report
                 Company                                               on Form 10-Q for the quarter ended
                                                                       September 30, 1996 located Securities and
                                                                       Exchange Commission File No. 0-25812

     10.79       Stock Acquisition Agreement, dated as of February     Incorporated by reference from Exhibit 2 to
                 1, 1997, between Ascend Communications, Inc. and      PSINet's Current Report on Form 8-K dated
                 PSINet with respect to all outstanding capital        February 14, 1997 located under Securities and
                 stock of InterCon Systems Corporation, a Delaware     Exchange Commission File No. 0-25812
                 corporation and a wholly-owned subsidiary of PSINet

     10.80       Asset Purchase Agreement dated as of June 28, 1996    Incorporated by reference from Exhibit 2 to
                 between PSINet and MindSpring Enterprises, Inc.       the June 1996 10-Q

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.81       Amendment No. 1 to Asset Purchase Agreement and       Incorporated by reference from Exhibit 2 to
                 Network Services Agreement entered into as of June    the September 1996 10-Q
                 28, 1996 by and between PSINet and MindSpring
                 Enterprises, Inc.

     10.82       Amendment No. 2 to Asset Purchase Agreement entered   Incorporated by reference from Exhibit 10.8 to
                 into as of September 1, 1996 by and between PSINet    the September 1996 10-Q
                 and MindSpring Enterprises, Inc.

     10.83       Amendment No. 3 to Asset Purchase Agreement and       Incorporated by reference from Exhibit 10.74
                 Amendment No. 1 to  Convertible Note entered into     to the 1996 Form 10-K
                 as of January 24, 1997 by and between PSINet and
                 MindSpring Enterprises, Inc.

     10.84       Amendment No. 2 to Network Services Agreement         Incorporated by reference from Exhibit 10.75
                 entered in as of January 1, 1997 by and between       to the 1996 Form 10-K
                 PSINet and MindSpring Enterprises, Inc.

     10.85       IRU and Stock Purchase Agreement dated as of July     Incorporated by reference from Exhibit 2.1 to
                 22, 1997 between IXC Internet Services, Inc. and      the June 1997 10-Q/A2
                 PSINet

     10.86       First Amendment to IRU and Stock Purchase Agreement   Incorporated by reference from Exhibit A to
                 dated as of July 22, 1997 between IXC Internet        PSINet's December 1997 Proxy Statement
                 Services, Inc. and PSINet

     10.87       Second Amendment to IRU and Stock Purchase            Incorporated by reference from Exhibit A to
                 Agreement dated as of July 22, 1997 between IXC       the December 1997 Proxy Statement
                 Internet Services, Inc. and PSINet

     10.88       Joint Marketing and Services Agreement dated as of    Incorporated by reference from Exhibit 10.1 to
                 July 22, 1997 between IXC Internet Services, Inc.     Amendment No. 1 to PSINet's Quarterly Report
                 and PSINet                                            on Form 10-Q for the quarter ended June 30,
                                                                       1996 located under Securities and Exchange
                                                                       Commission File no. 0-25812

     10.89       Stock Purchase Agreement dated as of November 11,     Incorporated by reference from Exhibit 10.9 to
                 1997 between PSINet and the Purchasers of its         the September 1997 10-Q
                 Series B 8% Convertible Preferred Stock

     10.90       Agreement dated as of November 10, 1997 between       Incorporated by reference from Exhibit 2 to
                 iSTAR internet inc. and PSINet                        the September 1997 10-Q

     10.91       Pre-Acquisition Agreement between PSINet and iSTAR    Incorporated by reference from Exhibit 10.1 to
                 internet inc., dated December 23, 1997                the January 7, 1998 8-K

     10.92       Security Agreement and Assignment dated as of         Incorporated by reference from Exhibit 10.95
                 February 25, 1998 between PSINet and IXC Internet     to the 1997 Form 10-K
                 Services, Inc.

     10.93       Collocation and Interconnection Agreement between     Incorporated by reference from Exhibit 10.96
                 PSINet and IXC Internet Services, Inc.                to the 1997 Form 10-K

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.94       Escrow Agreement, dated as of  April 13, 1998,        Incorporated by reference from Exhibit 10.2 to
                 among Wilmington Trust Company (as escrow agent and   the April 22, 1998 8-K
                 trustee) and PSINet.

     10.95       First Amendment to Sublease dated as of March 23,     Incorporated by reference from Exhibit 10.99
                 1998 between Unisys Corporation and PSINet            to PSINet's Registration Statement on Form S-4
                                                                       declared effective on May 7, 1998 located
                                                                       under the Securities and Exchange Commission
                                                                       File No. 333-51491 ("May 1998 Registration
                                                                       Statement")

     10.96       Share Purchase Agreement dated as of October 1,       Incorporated by reference from Exhibit 2.1 to
                 1998 among PSINet Japan Inc., a subsidiary of         the October 16, 1998 8-K
                 PSINet, Tokyo Internet Corporation and Secom Co.,
                 Ltd.

     10.97       Registration Rights Agreement dated as of November    Incorporated by reference from Exhibit 10.1 to
                 3, 1998 among PSINet and Donaldson, Lufkin and        the November 10, 1998 8-K
                 Jenrette Securities Corporation, Chase Securities,
                 Inc. and Morgan Stanley & Co. Incorporated

     10.98       Second Amendment dated as of November 9, 1998, to     Incorporated by reference from Exhibit 10.1 to
                 the Credit Agreement, dated as of September 29,       the September 1998 10-Q
                 1998, among PSINet, the Lenders party thereto, the
                 Chase Manhattan Bank, as Administrative Agent,
                 Fleet National Bank, as Syndication Agent, and The
                 Bank of New York, as Documentation Agent

     10.99       Master Lease Agreement between PSINet and             Incorporated by reference from Exhibit 10.11
                 Technology Credit Corporation No. 1788 dated June     to the September 1998 10-Q
                 20, 1998

    10.100       Master Lease Agreement between PSINet and             Incorporated by reference from Exhibit 10.12
                 Technology Credit Corporation No. 1789 dated          to the September 1998 10-Q
                 June 20, 1998

    10.101       Master Loan and Security Agreement No. 3963 between   Incorporated by reference from Exhibit 10.13
                 PSINet and Charter Financial Inc. dated               to the September 1998 10-Q
                 September 28, 1998

    10.102       Interest Escrow Agreement, dated as of April 13,      Incorporated by reference from Exhibit 10.2 to
                 1998, among PSINet and Wilmington Trust Company, as   PSINet's quarterly Report on Form 10-Q for the
                 escrow agent, and Wilmington Trust Company, as        quarter ended March 21, 1998 located under
                 Trustee                                               Securities and Exchange Commission File No. 0-25812

     11.1        Calculation of Basic and Diluted Loss Per Share and   Filed herewith
                 Weighted Average Shares for the Year Ended December
                 31, 1998

     11.2        Calculation of Basic and Diluted Loss Per Share and   Filed herewith
                 Weighted Average Shares for the Year Ended December
                 31, 1997

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     11.3        Calculation of Basic and Diluted Loss Per Share and   Filed herewith
                 Weighted Average Shares for the Year Ended December
                 31, 1996

      12         Statements re Computation of Ratios                   Filed herewith

      21         Subsidiaries of PSINet                                Filed herewith

      23         Consent of PricewaterhouseCoopers LLP                 Filed herewith

     27**        Financial Data Schedule                               Filed herewith

----------------------
  * Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(a)(3).

  **  Not deemed filed for purposes of Section 11 of the Securities Act of 1933,
      Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.