Form 10-Q
period 1999-03-31
PSINET INC
filed 1999-05-17
CIK 940716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                                 --------------

                                 (703) 904-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

       COMMON STOCK, $.01 PAR VALUE - 64,513,238 SHARES AS OF MAY 4, 1999 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


                    The Index of Exhibits appears on page 27.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PSINET INC.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998...........................................    3

            Consolidated Statements of Operations for the three months
              ended March 31, 1999 and March 31, 1998 ....................    4

            Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1999 and March 31, 1998........    5

            Notes to Consolidated Financial Statements....................    6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   25

PART II.    OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................   25

  Item 6.  Exhibits and Reports on Form 8-K...............................   26

Signatures................................................................   27

Exhibit Index ............................................................   27


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   PSINET INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31, 1999  DECEMBER 31, 1998
                                                         --------------  -----------------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
                                                          (UNAUDITED)       (AUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents                               $    25,131      $    56,842
  Restricted cash and short-term investments                  132,898          162,469
  Short-term investments and marketable securities            240,830          265,666
  Accounts receivable, net                                     54,687           50,211
  Prepaid expenses                                             23,657           10,998
  Other current assets                                         18,042           19,077
                                                          -----------      -----------
    Total current assets                                      495,245          565,263

Property and equipment, net                                   503,522          389,476
Goodwill and other intangibles, net                           319,960          282,781
Other assets and deferred charges                              52,486           46,711
                                                          -----------      -----------
    Total assets                                          $ 1,371,213      $ 1,284,231
                                                          -----------      -----------
                                                          -----------      -----------
    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current portion of debt                                 $   166,184      $    59,968
  Trade accounts payable                                       64,178           89,973
  Accrued payroll and related expenses                         15,815            8,501
  Other accounts payable and accrued liabilities               88,204           82,760
  Accrued interest payable                                     23,804           28,988
  Deferred revenue                                             20,521           19,427
                                                          -----------      -----------
    Total current liabilities                                 378,706          289,617

Long-term debt                                              1,118,801        1,064,633
Deferred income tax liabilities                                 6,123            6,123
Other liabilities                                              42,867           44,032
                                                          -----------      -----------
    Total liabilities                                       1,546,497        1,404,405
                                                          -----------      -----------
Shareholders' deficit:
  Preferred stock                                                --               --
  Convertible preferred stock                                    --             28,802
  Common stock                                                    564              522
  Capital in excess of par value                              437,161          401,990
  Accumulated deficit                                        (486,858)        (427,597)
  Treasury stock                                               (2,005)          (2,005)
  Accumulated other comprehensive income                       22,526           36,664
  Bandwidth asset to be delivered under IXC agreement        (146,672)        (158,550)
                                                          -----------      -----------
    Total shareholders' deficit                              (175,284)        (120,174)
                                                          -----------      -----------
    Total liabilities and shareholders' deficit           $ 1,371,213      $ 1,284,231
                                                          -----------      -----------
                                                          -----------      -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 1999           1998
                                                              ---------      ---------
                                                           (IN THOUSANDS OF U.S. DOLLARS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                                                    (UNAUDITED)

Revenue                                                       $ 104,846      $  44,469

Operating costs and expenses:
  Data communications and operations                             76,018         36,666
  Sales and marketing                                            18,572         10,732
  General and administrative                                     17,089          7,585
  Depreciation and amortization                                  26,818          9,465
  Charge for acquired in-process research and development          --            7,000
                                                              ---------      ---------
    Total operating costs and expenses                          138,497         71,448
                                                              ---------      ---------
Loss from operations                                            (33,651)       (26,979)

Interest expense                                                (29,581)        (2,579)
Interest income                                                   4,720            585
Other expense, net                                                 (175)           (99)
                                                              ---------      ---------
Loss before income taxes                                        (58,687)       (29,072)

Income tax benefit                                                 --             --
                                                              ---------      ---------
Net loss                                                        (58,687)       (29,072)

Return to preferred shareholders                                   (574)          (782)
                                                              ---------      ---------
Net loss available to common shareholders                     $ (59,261)     $ (29,854)
                                                              ---------      ---------
                                                              ---------      ---------
Basic and diluted loss per share                              $   (1.11)     $   (0.67)
                                                              ---------      ---------
                                                              ---------      ---------
Shares used in computing basic and diluted loss
 per share (in thousands)                                        53,358         44,596
                                                              ---------      ---------
                                                              ---------      ---------


                                   PSINET INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                1999            1998
                                                              ---------      ---------
                                                           (IN THOUSANDS OF U.S. DOLLARS)
                                                                     (UNAUDITED)

Net cash used in operating activities                         $ (77,264)     $  (9,970)
                                                              ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                           (55,666)        (6,196)
  Purchases of investments                                     (129,254)        (2,205)
  Proceeds from maturity or sale of investments                 153,928           --
  Investments in certain businesses, net of cash acquired       (35,121)       (15,971)
  Restricted cash and short-term investments                     29,571         14,255
  Other, net                                                       (339)           195
                                                              ---------      ---------
    Net cash used in investing activities                       (36,881)        (9,922)
                                                              ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of debt, net                           101,258         25,000
  Repayments of debt                                             (3,365)        (3,540)
  Principal payments under capital lease obligations            (12,271)        (7,623)
  Proceeds from exercise of common stock options                  6,288            720
  Payments of dividends on preferred stock                         (452)          (940)
  Other, net                                                       (149)          --
                                                              ---------      ---------
    Net cash provided by financing activities                    91,309         13,617
                                                              ---------      ---------
Effect of exchange rate changes on cash                          (8,875)            96
                                                              ---------      ---------
Net decrease in cash and cash equivalents                       (31,711)        (6,179)
Cash and cash equivalents, beginning of period                   56,842         33,322
                                                              ---------      ---------
Cash and cash equivalents, end of period                      $  25,131      $  27,143
                                                              ---------      ---------
                                                              ---------      ---------


        The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements for the three-month periods ended March 31, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended December 31, 1998 included in the Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.
Actual results may differ from those estimates.

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 1999 and 1998 was as follows (in thousands of U.S. dollars):


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                1999          1998
                                              --------      --------
Net loss                                      $(58,687)     $(29,072)
                                              --------      --------
Other comprehensive income:
  Unrealized holding gains (losses)               (147)        3,644
  Foreign currency translation adjustment      (13,990)          306
                                              --------      --------
                                               (14,137)        3,950
                                              --------      --------
Comprehensive income                          $(72,824)     $(25,122)
                                              --------      --------
                                              --------      --------



NOTE 3 - ACQUISITIONS OF CERTAIN BUSINESSES

During the three months ended March 31, 1999, the Company acquired the following businesses:


                                                              OWNERSHIP
     BUSINESS NAME        LOCATION         ACQUISITION DATE    INTEREST
     -------------        --------         ----------------    --------

Planete.net S.A.R.L.      France           2/99                  100%
Satelnet S.A.             France           2/99                  100%
Tele Linx Holdings Ltd.   United Kingdom   2/99                  100%


Subsequently, during April 1999, the Company acquired the following businesses:


                                                              OWNERSHIP
     BUSINESS NAME        LOCATION         ACQUISITION DATE    INTEREST
     -------------        --------         ----------------    --------

Horizontes Internet       Brazil           4/99                  100%
Openlink                  Brazil           4/99                  100%


Planete.net, based in Montreuil, France, is an Internet service provider, or ISP, with a mix of business and consumer customers, offering dial-up access, leased lines, Web hosting and consulting services. Satelnet, based in Lyon, France, is an ISP that serves the business community with connectivity, Web hosting, wireless services and custom applications such as security and firewall design. Tele Linx, based in London, England, operates a data center facility. Horizontes Internet, based in Belo Horizontes, Brazil, is an ISP that has a mix of consumer and business customers, offering dial-up access, leased lines and Web hosting. Openlink, based in Rio de Janeiro, Brazil, is an ISP that serves both consumer and business customers with dedicated and dial-up connectivity as well as Web hosting capabilities.

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was preliminarily allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates.

In connection with the acquisitions made during the three months ended March 31, 1999, which includes Satelnet, Planete.net and Tele Linx, liabilities assumed were as follows (in thousands of U.S. dollars):


                                       CASH PAID
                FAIR VALUE OF           FOR THE       LIABILITIES
               ASSETS ACQUIRED       CAPITAL STOCK       ASSUMED
               ---------------       -------------       -------

                  $ 92,503            $ (36,372)      $ 56,131
                  --------            ---------       --------
                  --------            ---------       --------

For certain acquisitions made in 1998 and 1999, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations. These acquisition holdback liabilities are generally payable up to 24 months after the date of closing of the respective acquisitions.

The purchase price relating to one acquisition made in 1998 may be increased by up to $8.0 million pursuant to an earnout provision in the event the acquired company achieved certain levels of future operating results. Such amount will be recorded as additional cost of the acquired company when the amount to be paid, if any, becomes probable. At March 31, 1999, no amount has been accrued since the final outcome of the earnout provision was not determinable.

Total amortization expense of goodwill and other intangibles was $7.4 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively.

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, including restricted amounts, consisted of the following:


                                   MARCH 31, 1999   DECEMBER 31, 1998
                                   --------------   -----------------
                                     (IN THOUSANDS OF U.S. DOLLARS)

     U.S. government obligations     $222,560          $235,105
     Commercial paper                 111,576           112,290
     Certificates of deposit             --              25,000
                                     --------          --------
                                     $334,136          $372,395
                                     --------          --------
                                     --------          --------


The cost of all such investments approximates fair value.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                                    MARCH 31, 1999  DECEMBER 31, 1998
                                                    --------------  -----------------
                                                      (IN THOUSANDS OF U.S. DOLLARS)

     Telecommunications bandwidth                       $ 190,866      $ 148,429
     Data communications equipment                        344,479        275,402
     Leasehold improvements                                29,137         29,267
     Software                                              20,439         17,724
     Office and other equipment                            19,640         18,799
     Land and buildings                                    28,944          3,290
                                                        ---------      ---------
                                                          633,505        492,911
     Less accumulated depreciation and amortization      (129,983)      (103,435)
                                                        ---------      ---------
     Property, plant and equipment, net                 $ 503,522      $ 389,476
                                                        ---------      ---------
                                                        ---------      ---------


Total depreciation and leasehold amortization expense was $19.4 million and $9.0 million for the three months ended March 31, 1999 and 1998, respectively.

NOTE 6 - DEBT

Debt consisted of the following:


                                              MARCH 31, 1999  DECEMBER 31, 1998
                                              --------------  -----------------
                                                (IN THOUSANDS OF U.S. DOLLARS)

     Senior notes at interest rate of 10%       $   600,000      $   600,000
     Senior notes at interest rate of 11.5%         350,000          350,000
     Capital lease obligations at interest
       rates ranging from 2.1% to 17.3%             168,288          120,670
     Notes payable at interest rates
       ranging from 1.8% to 12.7%                    63,822           50,981
     Credit facility                                100,000             --
                                                -----------      -----------
                                                  1,282,110        1,121,651
     Plus unamortized premium                         2,875            2,950
                                                -----------      -----------
                                                  1,284,985        1,124,601
     Less current portion                          (166,184)         (59,968)
                                                -----------      -----------
     Long-term portion                          $ 1,118,801      $ 1,064,633
                                                -----------      -----------
                                                -----------      -----------


At March 31, 1999, the Company has deposited in an escrow account restricted cash and short-term investments of $93.8 million to fund, when due, the next three semi-annual interest payments on the 10% senior notes. The indentures governing the senior notes contain certain financial and other covenants that, among other things, will restrict the Company's ability to incur further indebtedness and sell assets.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment, telecommunications bandwidth, a building and other fixed assets. During the three months ended March 31, 1999 and 1998, the Company incurred capital lease obligations under these arrangements and from the acquisitions of businesses of $60.0 million and $30.9 million, respectively. At March 31, 1999, the aggregate unused portion under these arrangements totaled $31.8 million after designating $22.0 million of payables for various equipment purchases, which will be financed, under capital lease facilities. These financing arrangements contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends.

The Company has a senior secured credit facility ("Credit Facility") with a maximum principal amount of $110.0 million; amounts drawn are payable in September 2001. At March 31, 1999, $100.0 million was outstanding, $5.2 million was being utilized for letters of credit, and $4.8 million was available to draw. Interest on the Credit Facility is based on a spread over the London interbank offered rate or the higher of the bank's prime rate or the Federal funds effective rate, at the Company's option (9.5% at March 31, 1999). In April 1999, the Company repaid, out of available cash, $100.0 million that it had borrowed under the Credit Facility, thereby restoring the availability of the Credit Facility for future borrowings to a maximum principal amount of $110.0 million. The Credit Facility requires, among other things, the satisfaction of certain financial covenants, including a minimum annual consolidated revenue test, a minimum EBITDA test and requires the reduction in the maximum amount of availability and prepayments equal to the net proceeds received from certain asset sales and certain casualty events. The Company is required to pay a commitment fee ranging from 0.50% to 0.875% of the unused amounts under the Credit Facility.

The Company was in compliance with the covenants under each of its financing arrangements at March 31, 1999.

NOTE 7 - CAPITAL STOCK

CONVERSION OF CONVERTIBLE PREFERRED STOCK

During the first quarter of 1999, all 600,000 shares of the Company's Series B 8% convertible preferred stock were converted into 3,000,000 shares of the Company's common stock in accordance with the original terms of the convertible preferred stock.

TERMINATION OF CONTINGENT PAYMENT OBLIGATION TO IXC

In January 1999, the Company's contingent payment obligation to IXC Internet Services, Inc. ("IXC") under an agreement was terminated without the payment of any additional amounts or issuance of additional shares to IXC when, after the close of trading on The Nasdaq Stock Market, the fair market value of the shares issued to IXC exceeded the $240 million threshold in accordance with the terms of the original agreement.

ISSUANCE OF COMMON STOCK

During the quarter ended March 31, 1999, options with respect to 1,238,327 shares of common stock were exercised for aggregate net proceeds of $6.3 million.

ISSUANCE OF COMMON STOCK

In May 1999, the Company completed a public offering of 8,000,000 shares of its common stock at $50.50 per share for net proceeds of approximately $384.1 million after expenses.

ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In May 1999, the Company completed a public offering of 9,200,000 shares of its 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") for net proceeds of approximately $358.5 million after expenses. The Series C Preferred Stock has a liquidation preference of $50 per share. The Series C Preferred stock accrues dividends at an annual rate of 6 3/4%, payable quarterly in arrears, commencing on August 15, 2002, in cash, or at the Company's option, in shares of its common stock or a combination thereof.

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). This Deposit Account is not an asset of the Company. Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C Preferred Stock in lieu of cash payments. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, the Company will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the $50 per share liquidation preference payable, at the Company's option, in cash or in shares of its common stock at 95% of the market price of the common stock on that date. Under certain circumstances, the Company can elect to terminate the Deposit Account prior to May 15, 2002, at which time, under specified circumstances, the remaining funds in the Deposit Account would be distributed to the Company and the Series C Preferred Stock would begin to accrue dividends.

Each share of Series C Preferred Stock is convertible at any time at the option of the holders thereof into shares of the Company's common stock at an initial conversion ratio price of $62.3675 per share, subject to adjustment upon the occurrence of specified events, equal to an initial conversion ratio of 0.8017 shares of the Company's common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends) on or after November 15, 2000 but prior to May 15, 2002 if the trading price for the Series C Preferred Stock exceeds $124.74 per share for a specified period. Except in the circumstances described in the preceding sentence, the Company may not redeem the Series C Preferred Stock prior to May 15, 2002. Beginning on May 15, 2002, the Company may redeem shares of the Series C Preferred Stock initially at a redemption premium of 103.857% and thereafter at prices declining to 100% (plus in each case, accumulated and unpaid dividends).

In the event of a change in control of the Company and if the market price of the Company's common stock at such time is less than the conversion price of the Series C Preferred Stock, then the holders of the Series C Preferred Stock will have the right to convert their shares to the Company's common stock at the greater of (i) the market price per share ending on the date on which a change of control event occurs, or (ii) $38.73.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As previously disclosed by the Company in its annual report on Form 10-K for our fiscal year ended December 31, 1998 and in prior filings with the Securities and Exchange Commission, on March 23, 1999, an arbitrator awarded The Chatterjee Management Company ("Chatterjee") compensatory damages, including interest and legal expenses, from PSINet. In conjunction with this arbitration decision, the Company recorded a charge of $49.0 million during its fiscal year ended December 31, 1998, which accrual is reflected in other accounts payable and accrued liabilities in its consolidated balance sheets at December 31, 1998 and March 31, 1999. The Company's request that the International Chamber of Commerce reconsider the amount of the damages award has been denied and the Company has agreed to resolve this matter by payment of $48.0 million to Chatterjee. The Company believes that the payment will not have a material adverse effect on its business.

In connection with the Company's naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League it paid $11.8 million in January 1999 including a one time prepayment of $9.3 million under the naming rights agreement. The Company will make additional payments over the next 19 years totaling approximately $81.7 million.

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

NOTE 9 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations continue to be organized into four geographic operating segments - the U.S., Canada, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which is defined as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development. Financial information for the Company's geographic segments is presented below (in thousands of U.S. dollars):


                          U.S.       CANADA       EUROPE        ASIA      ELIMINATIONS       TOTAL
                        --------     -------     --------     --------    ------------     ----------

THREE MONTHS ENDED
MARCH 31, 1999
Revenue                 $ 50,570     $ 8,539     $ 15,913     $ 29,900      $    (76)     $  104,846
EBITDA                    (8,253)        208       (1,908)       3,120          --            (6,833)
Assets                   862,899      52,319      194,847      272,408       (11,260)      1,371,213
Capital expenditures      76,924       4,426       40,448        5,770          --           127,568

THREE MONTHS ENDED
MARCH 31, 1998
Revenue                 $ 31,947     $ 5,036     $  6,003     $  1,596      $   (113)     $   44,469
EBITDA                    (6,240)     (3,168)      (1,171)          65          --           (10,514)
Assets                   159,107      39,853       25,923        2,779         5,642         233,304
Capital expenditures      32,374       1,242        3,611           43          (212)         37,058


EBITDA for all reportable segments differs from consolidated loss before income taxes reported in the consolidated statements of operations as follows (in thousands of U.S. dollars):


                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         1999         1998
                                       --------     --------
     EBITDA                             $ (6,833)    $(10,514)
     Reconciling items:
       Depreciation and amortization     (26,818)      (9,465)
       Charge for acquired IPR&D            --         (7,000)
       Interest expense                  (29,581)      (2,579)
       Interest income                     4,720          585
       Other expense, net                   (175)         (99)
                                       --------     --------
    Loss before income taxes           $(58,687)    $(29,072)
                                       --------     --------
                                       --------     --------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
(2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q AND OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

We are the leading independent global provider of Internet solutions to businesses. We derive the majority of our revenues from providing dedicated and dial-up Internet access services to business customers and other Internet service providers, or ISPs, in 90 of the 100 largest metropolitan statistical areas in the United States and in 13 of the 20 largest global telecommunications markets. Business customers are typically signed to one-year contracts. Revenues generated from business customers typically comprise recurring monthly fees, installation and start-up charges and sales of related equipment and services. Revenues from ISPs are generated pursuant to network access agreements that typically require a minimum number of subscribers and obligate the ISPs to pay specified monthly fees for each subscriber using the PSINet network. In addition to Internet connectivity services, we also offer a suite of value-added products and services, including Web hosting services, intranets, virtual private networks or VPNs, e-commerce, voice-over-IP, e-mail and managed security services that are designed to enable our customers to maximize utilization of the Internet to more efficiently communicate with their customers, suppliers, business partners and remote office locations. Revenues from value-added services are typically in the form of monthly fees and are often bundled with Internet access services. We conduct our business through operations organized into four geographic operating segments - the U.S., Canada, Europe and Asia.

We operate one of the largest global commercial data communications networks. Our Internet-optimized network has a footprint that extends around the globe and is connected to approximately 525 sites, called points of presence or POPs, situated throughout the U.S., Canada, Europe and Asia that enable our customers to connect to the Internet. Our network reach allows our customers' employees to access their corporate network and systems resources through local calls in over 150 countries.

As a key component of our growth strategy, over the 19 months ended April 30, 1999, we acquired 22 ISPs and one business that operates a data center, primarily in ten of the 20 largest global telecommunications markets since. The aggregate amount of the purchase prices and related payments for these acquisitions was approximately $339.8 million, exclusive of indebtedness assumed in connection with such acquisitions. Of such aggregate amount, we have paid $298.5 million to the sellers as of April 30, 1999, and have retained the balance to secure performance by certain sellers of indemnification and other contractual obligations. In connection with these acquisitions, we acquired, among other things, valuable technologies including some under development which we plan to complete. We are also currently evaluating additional acquisitions as well. However, we cannot assure that we will successfully complete any such acquisitions currently being contemplated.

We currently have operations in 13 of the 20 largest international telecommunications markets. In addition to the United States, we have operations in Belgium, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, the Republic of Korea, Switzerland and the United Kingdom. We typically enter a new market through the acquisition of an existing company within the particular market. Revenue from non-U.S. operations continues to increase as a percentage of consolidated results, comprising 52% of revenue in the first quarter of 1999. By comparison, non-U.S. operations comprised 28% of revenue in the first quarter of 1998 and 40% for all of 1998.

Since the commencement of our operations, we have undertaken a program of developing and expanding our data communications network. In connection with this program, we have made significant investments in telecommunications circuits and equipment to produce a geographically dispersed, Asynchronous Transfer Mode (ATM), Integrated Service Digital Network (ISDN) and Switched Multimegabit Data Service (SMDS) compatible frame relay network specially designed to optimize Internet traffic. ATM, ISDN and SMDS are among the most widely used switching standards. These investments generally are made in advance of obtaining customers and resulting revenue. As part of our ongoing efforts to further expand and enhance our network, we have acquired or agreed to acquire significant amounts of global fiber-based telecommunications bandwidth, including long-term rights, typically for 20 years or more, called indefeasible rights of use, or IRUs, or other rights in:

-    10,000 equivalent route miles of OC-48 capacity across the United States,

- transatlantic capacity in two STM-1s connecting the United States, the United Kingdom and continental Europe,

- ten dark fiber optic strands connecting the New York City and Washington, D.C. metropolitan areas and major metropolitan areas in between, and four strands each within New York and Washington, D.C.,

-    six DS-3s of transpacific capacity connecting the United States and Japan,

- four dark fiber optic strands connecting multiple locations in the San Francisco Bay area,

- STM-1 network bandwidth having the capability of connecting Japan, China, Southeast Asia, India, the Middle East, Europe and the United Kingdom,

-    STM-1 network bandwidth inter-connecting 30 European cities, and

- 20 dark fiber optic strands connecting the Vancouver, British Columbia and Seattle, Washington metropolitan areas.

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

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

REVENUE. We generate revenue primarily from the sale of Internet access and related services to businesses. Revenue was $104.8 million for the three months ended March 31, 1999, an increase of $60.3 million, or 136%, from $44.5 million for the three months ended March 31, 1998 and an increase of 12% over the three months ended December 31, 1998. Revenue growth from the first quarter of 1998 was a result of both acquisitions and internally generated growth, as further described below. Revenue growth from the fourth quarter of 1998 was primarily internally generated, with acquisitions adding only a nominal amount to the 12% increase. Our internally generated revenue growth is attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new business customer account, and an increase in the business account retention rate.

Our business customer account base increased by 79% to 59,700 business accounts at March 31, 1999 from 33,300 business accounts at March 31, 1998 and 54,700 accounts at the end of 1998. Of the total business account growth from the first quarter of 1998, 42% was the result of internally generated growth and 58% was attributable to the companies we acquired. The total number of our Carrier customers grew to 196 at March 31, 1999, and, together with our small office/home office ("SOHO") and consumer customers, provide service to 898,000 customers. This compares with 61 Carrier customers and 339,000 customers at March 31, 1998. Average annual new contract value for business accounts increased to $6,200 for the three months ended March 31, 1999 from $5,500 for the three months ended March 31, 1998 and $6,000 for the full year 1998, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. Our business account retention rate increased to 81% for the three months ended March 31, 1999, compared with 80% for the three months ended March 31, 1998 and a full-year retention rate in 1998 of 79%.

DATA COMMUNICATIONS AND OPERATIONS. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $76.0 million (72.5% of revenue) for the first three months of 1999, an increase of $39.3 million from $36.7 million (82.5% of revenue) for the three months ended March 31, 1998. The increase in expenses related principally to increases in:

- the number of leased long distance, dedicated customer and dial-up circuits,

- expenditures for additional primary rate interface, or PRI, circuits to support the growth of our Carrier and ISP Services business,

- personnel costs resulting from the expansion of our network operations, customer support and field service staff, including through acquisitions, and

-    operating and maintenance charges on telecommunications bandwidth.

Our dedicated access customer account base grew to 16,000 at March 31, 1999 from 8,300 at March 31, 1998, an increase of 93%. Comparing the quarters, backbone circuit costs increased $12.1 million, or 139%, dedicated customer circuit costs increased $5.3 million, or 62%, PRI expense increased $5.4 million, or 96%, and personnel and related operating expenses associated with network operations, customer support and field service increased $8.5 million, or 101%. Circuit costs relating to our new and expanded POPs and PRIs generally are incurred by us in advance of obtaining customers and resulting revenue. Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, we anticipate that costs for data communications and operations as a percentage of revenue will decrease as we substitute network bandwidth purchased or acquired under capital lease agreements for existing bandwidth currently under operating lease agreements. Network bandwidth purchased or acquired under capital lease agreements is recorded as an asset and amortized over its useful life. This will, in turn, result in increases in depreciation and amortization expense over the useful life of the bandwidth, typically 10 to 25 years.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $18.6 million (17.7% of revenue) for the three months ended March 31, 1999, an increase of $7.9 million from $10.7 million (24.1% of revenue) for the three months ended March 31, 1998. The increase is principally attributable to costs associated with the growth of our sales force in conjunction with our growth and acquisitions. In conjunction with the Company's naming rights and sponsorship agreements for PSINet Stadium with the Baltimore Ravens of the National Football League, annual expenses under the arrangement are expected to be approximately $4.7 million.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $17.1 million (16.3% of revenue) for the three months ended March 31, 1999, an increase of $9.5 million from $7.6 million (17.1% of revenue) for the three months ended March 31, 1998. The increase resulted from the addition of management staff and related operating expenses across the organization, including increases in conjunction with our growth and acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs were $26.8 million (25.6% of revenue) for the three months ended March 31, 1999, an increase of $17.3 million from $9.5 million (21.3% of revenue) for the three months ended March 31, 1998. Depreciation and amortization costs have increased as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, and depreciation and amortization of tangible and intangible assets related to business acquisitions. We anticipate that our depreciation and amortization expenses will continue to increase significantly as we substitute network bandwidth purchased or acquired under capital lease agreements for existing bandwidth under operating lease agreements, and as we record depreciation and amortization on tangible and intangible assets related to business combinations and expansion of our operations.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The results for the three months ended March 31, 1999 do not include any charges for acquired in-process research and development. The results for the three months ended March 31, 1998 include a $7.0 million charge (15.7% of revenue) for acquired in-process research and development related to an acquisition.

INTEREST EXPENSE. Interest expense was $29.6 million (28.2% of revenue) for the three months ended March 31, 1999, an increase of $27.0 million from $2.6 million (5.8% of revenue) for the three months ended March 31, 1998. The increase was due to interest on our $600.0 million aggregate principal amount of 10% senior notes issued in April 1998 and our $350.0 million aggregate principal amount of 11 1/2% senior notes issued in November 1998, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements.

INTEREST INCOME. Interest income was $4.7 million (4.5% of revenue) for the three months ended March 31, 1999, an increase of $4.2 million from $0.5 million (1.3% of revenue) for the three months ended March 31, 1998. The increase was due to interest received on the net proceeds of our offerings of the 10% senior notes and 11 1/2% senior notes, which we invest in short-term investment grade and government securities until such time as we use them for other purposes.

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND LOSS PER SHARE. Our net loss available to common shareholders for the three months ended March 31, 1999 was $59.3 million, or $1.11 basic and diluted loss per share, a $29.4 million, or 98%, increase from a net loss available to common shareholders for the three months ended March 31, 1998 of $29.9 million, or $0.67 basic and diluted loss per share. The primary reasons for the increase were:

- the increase in interest expense due to the issuance of the 10% senior notes and 11 1/2% senior notes,

- the first portions of our acquired IRUs were installed, leading to an increase in depreciation and personnel costs to manage the IRUs,

- increase in depreciation and amortization related to acquisitions, offset by the absence of a charge for acquired in-process research and development, and

-    operating losses of acquired companies.

The return to preferred shareholders, which comprises the dividends with respect to our previously outstanding Series B 8% convertible preferred stock and accretion of the related conversion premium, is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.

SEGMENT INFORMATION

Our operations continue to be organized into four geographic operating segments - the U.S., Canada, Europe and Asia.

All our reportable segments have experienced significant revenue increases from the first quarter of 1998 to the first quarter of 1999. Starting in late 1997 and through March 31, 1999, we acquired 20 ISPs and one business that operates a data center, in the U.S., Canada, Europe and Asia. Revenue growth by segment for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was as follows:


                                              TOTAL
                                              -----

        United States                           59%
        Canada                                  70%
        Europe                                 165%
        Asia                                  1773%
        All Segments                           136%


The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which is defined as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development. EBITDA losses as a percentage of revenue improved in all segments from the three months ended March 31, 1998 to the three months ended March 31, 1999, reflecting the overall development cycle of our businesses in these areas. Improvement in EBITDA profits (losses) as a percentage of revenue for the U.S. segment was (19.6%) to (16.3%), for the Canadian segment was (62.9%) to 2.4%, for the European segment was (19.5%) to (12.0%), and for the Asian segment was 4.1% to 10.4%. These improvements have arisen primarily as a result of two factors. First, improvements have been generated based on internally generated growth factors including high levels of revenue growth and concentration of efforts on controlling operating costs, and second, almost every company we acquired in 1998 operated at EBITDA breakeven or better, contributing to these improvements.

Our loss from operations differs from EBITDA for the quarters only by depreciation and amortization and the charge for acquired in-process research and development; therefore, loss from operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue. With the exception of Asia, where the charges incurred for goodwill and other intangible amortization have the most significant impact, our loss from operations as a percentage of revenue improved across all geographic segments. In the U.S., our loss from operations as a percentage of revenue was reduced from (42.9%) in the first quarter of 1998 to (41.4%) in the first quarter of 1999. In Canada, it was reduced from (228.2%) to (38.9%) and in Europe from (30.2%) to (29.9%) for those same quarters, respectively. The loss from operations as a percentage of revenue increased in Asia from 0.2% to (16.6%).

LIQUIDITY AND CAPITAL RESOURCES

We have historically had losses from operations, which have been funded primarily through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuance of debt and equity securities. In 1998, we received net proceeds of approximately $1.06 billion from debt financings. In May 1999, we received net proceeds of approximately $742.6 million from equity financings.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Cash flows used in operating activities were $77.3 million and $10.0 million for the three months ended March 31, 1999 and 1998, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both of these three-month periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets and, in the three months ended March 31, 1998, our charge for acquired in-process research and development.

Cash flows used in investing activities were $36.9 million and $9.9 million for the three months ended March 31, 1999 and 1998, respectively. Acquisition activities resulted in the use of $35.1 million of cash for the three months ended March 31, 1999, net of cash acquired. Investments in our network and facilities during the first three months of 1999 resulted in total additions to fixed assets of $127.6 million, excluding assets acquired from business acquisition. Of this amount, $60.0 million was financed under vendor or other financing arrangements, $11.9 million of non-cash additions related to the bandwidth acquired from IXC Internet Services, Inc., and $55.7 million was expended in cash. For the three months ended March 31, 1998, total additions were $37.1 million, of which $30.9 million was financed under equipment financing agreements and $6.2 million was expended in cash. Purchases of short-term investments during the first three months of 1999 were an aggregate of $129.3 million, offset by proceeds from the sale and maturity of short-term investments of $153.9 million. Investing cash flows in the first three months of 1999 and 1998 were increased by $29.6 million and $14.3 million, respectively, from decreases in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $91.3 million and $13.6 million for the three months ended March 31, 1999 and 1998, respectively. In the first three months of 1999, we received $101.3 million from borrowings on our credit facility and from the issuance of notes payable. In the first three months of 1998, we received net proceeds from the issuance of notes payable of $25.0 million. We made repayments aggregating $15.6 million and $11.2 million for the three months ended March 31, 1999 and 1998, respectively, on our lines of credit, capital lease obligations and notes payable.

As of March 31, 1999, we had $398.9 million of cash, cash equivalents, restricted cash, short-term investments and marketable securities.

CAPITAL STRUCTURE

Our capital structure at March 31, 1999 consisted of a revolving credit facility, other lines of credit, capital lease obligations, 10% senior notes, 11 1/2% senior notes, and common stock.

Total borrowings at March 31, 1999 were $1.28 billion, which included $166.2 million in current obligations and $1.12 billion in long-term capital lease obligations and notes payable.

We have a senior secured revolving credit facility that expires on September 29, 2001 and has an aggregate principal amount of $110.0 million, of which $100.0 million was outstanding, $5.2 million was being utilized for letters of credit, and $4.8 million was available to draw at March 31, 1999. In April 1999, we repaid, out of available cash, the $100.0 million that we had borrowed under the Credit Facility, thereby restoring the availability of the Credit Facility for future borrowings to a maximum principal amount of $110.0 million.

In addition, as of March 31, 1999, $31.8 million was available for purchases of equipment and other fixed assets under various other financing arrangements, after designating $22.0 million of payables for various equipment purchases.

Our bank financing arrangements, which are secured by substantially all of our assets, require us to satisfy many financial covenants such as those relating to consolidated revenue, leverage, liquidity and EBITDA (as defined therein), and prohibit us from paying cash dividends and repurchasing our capital stock without the lender's consent. In particular, we are prohibited from permitting:

- consolidated revenue for the period of four consecutive fiscal quarters to be less than $215.0 million during the six month period beginning December 31, 1998, $285.0 million during the six month period beginning June 30, 1999, $350.0 million during the six month period beginning December 31, 1999, $425.0 million during the six month period beginning June 30, 2000, and $500.0 million on December 31, 2000 and thereafter;

- the ratio of consolidated debt minus cash, excluding cash escrowed with respect to the payment of obligations, to annualized consolidated revenue for the most recent fiscal quarter for which financial statements have been delivered, as adjusted to give pro forma effect to any acquisitions completed during or after such fiscal quarter, to exceed 2.5 to 1 at any time;

- the sum of cash, excluding cash escrowed with respect to the payment of obligations, and available borrowing capacity under our credit facility at any time to be less than $100.0 million; and

- EBITDA (as defined therein), to be worse than negative $40.0 million, negative $29.0 million, negative $15.0 million, $0, $15.0 million, $25.0 million, $40.0 million and $50.0 million for the period of four consecutive fiscal quarters ending on each of March 31, 1999, June 30, 1999, September 30, 1999, December 31, 1999, March 31, 2000, June 30, 2000, September 30,
     2000 and December 31, 2000, respectively.

At March 31, 1999, we were in compliance with all such covenants.

At March 31, 1999, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005 and $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008. At that date we had deposited in an escrow account restricted cash and short-term investments of $93.8 million to fund, when due, the next three semi-annual interest payments on the 10% senior notes.

The indentures governing the 10% senior notes and the 11 1/2% senior notes contain many covenants with which we must comply relating to, among other things, the following matters:

- a limitation on our payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding permitted payments and investments;

- a limitation on our incurrence and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to
     6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding permitted incurrences of debt;

- a limitation on our incurrence and our subsidiaries' incurrence of liens, unless the 10% senior notes and the 11 1/2% senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding permitted liens;

- a limitation on the ability of any of our subsidiaries to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on their capital stock, payment of indebtedness owed to us or to any of our other subsidiaries, making of investments in us or in any of our other subsidiaries, or transfer of any of their properties or assets to us or any of our other subsidiaries, excluding certain permitted encumbrances and restrictions;

- a limitation on certain mergers, consolidations and sales of assets by us or our subsidiaries;

-    a limitation on transactions with our affiliates;

- a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the 10% senior notes and the 11 1/2% senior notes on the same terms as the guarantee of such indebtedness;

-    a limitation on sale and leaseback transactions by us or our subsidiaries;

-    a limitation on issuances and sales of capital stock of our subsidiaries;
     and

- a limitation on the ability of us or our subsidiaries to engage in any business not substantially related to a telecommunications business.

At March 31, 1999, we were in compliance with all such covenants.

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

In May 1999, we completed a public offering of 8,000,000 shares of our common stock at $50.50 per share for net proceeds of approximately $384.1 million, after expenses.

In May 1999, we completed a public offering of 9,200,000 shares of our 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") for net proceeds of approximately

$358.5 million after expenses. The Series C Preferred Stock has a liquidation preference of $50 per share. The Series C Preferred stock accrues dividends at an annual rate of 6 3/4%, payable quarterly in arrears, commencing on August 15, 2002, in cash, or at our option, in shares of our common stock or a combination thereof.

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). This Deposit Account is not an asset of PSINet. Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C Preferred Stock in lieu of cash payments. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, we will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the $50 per share liquidation preference payable, at our option, in cash or in shares of our common stock at 95% of the market price of the common stock on that date. Under certain circumstances, we can elect to terminate the Deposit Account prior to May 15, 2002, at which time, under specified circumstances, the remaining funds in the Deposit Account would be distributed to PSINet and the Series C Preferred Stock would begin to accrue dividends.

Each share of Series C Preferred Stock is convertible at any time at the option of the holders thereof into shares of our common stock at an initial conversion ratio price of $62.3675 per share, subject to adjustment upon the occurrence of specified events, equal to an initial conversion ratio of
0.8017 shares of our common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends) on or after November 15, 2000 but prior to May 15, 2002 if the trading price for the Series C Preferred Stock exceeds $124.74 per share for a specified period. Except in the circumstances described in the preceding sentence, we may not redeem the Series C Preferred Stock prior to May 15, 2002. Beginning on May 15, 2002, we may redeem shares of the Series C Preferred Stock initially at a redemption premium of 103.857% and thereafter at prices declining to 100% (plus in each case, accumulated and unpaid dividends).

In the event of a change in control of PSINet and if the market price of our common stock at such time is less than the conversion price of the Series C Preferred Stock, then the holders of the Series C Preferred Stock will have the right to convert their shares to our common stock at the greater of (i) the market price per share ending on the date on which a change of control event occurs, or (ii) $38.73.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

As of March 31, 1999, we had commitments to certain telecommunications vendors totaling $153.1 million payable in various years through 2011. Additionally, we have various agreements to lease office space and facilities and, as of March 31, 1999, were obligated to make future minimum lease payments of $37.9 million on non-cancelable operating leases expiring in various years through 2009.

For some of the acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These acquisition holdback liabilities are generally payable up to 24 months after the date of closing of the respective acquisitions. Acquisition holdback liabilities total $38.6 million at March 31, 1999. In addition, the purchase price relating to one acquisition may be increased by up to $8.0 million pursuant to an earnout provision in the event the acquired company achieved certain levels of operating results in the period following the acquisition. This amount will be recorded as additional cost of the acquired company and reflected as additional purchased goodwill if it becomes probable that the amount will be paid. At March 31, 1999, no amounts have been accrued since the final outcome of the earnout provision was not determinable.

In connection with our naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 19 years totaling approximately $81.7 million.

In connection with The Chatterjee Management Company arbitration award, we recorded a charge of $49.0 million during our fiscal year ended December 31, 1998, which accrual is reflected in other accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 1998 and March 31, 1999. Our request that the International Chamber of Commerce reconsider the amount of the damages award has been denied and we have agreed to resolve this matter by payment of $48.0 million to Chatterjee.

We acquire fiber-based telecommunications bandwidth through purchases and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At March 31, 1999, we were obligated to make future payments under these purchase agreements that total $99.5 million.

We expect to continue to seek opportunities to acquire fiber-based telecommunications bandwidth to enhance our global network capabilities. In addition to the U.S. and Canada, we anticipate that such bandwidth acquisitions will be in Europe and Asia and would be accompanied by capital expenditures in the deployment of high activity POPs designed and located with the objective of optimizing the efficient use of the bandwidth. We currently anticipate that these expenditures in 1999 will be consistent with those in 1998 and will be financed through a combination of capital leases, existing working capital and other sources of financing.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international Internet network, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other working capital, working capital from existing credit facilities, from capital lease financings, from the proceeds of our recent equity offerings and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. We cannot assure you, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements.

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

RISKS ASSOCIATED WITH YEAR 2000

The commonly referred to Year 2000 ("Y2K") problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. We have identified two main areas of Y2K risk:

- Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

- Computer systems or embedded chips of third parties, including, without limitation, financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

We developed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they are Y2K compliant. We engaged a third party consultant to perform an assessment of our U.S. internal systems (e.g., accounting, billing, customer support and network operations) to determine the status of their Y2K compliance. The assessment of these systems has been completed and, while some minor changes are necessary, we believe that no material changes or modifications to our internal systems are required to achieve Y2K compliance. Our U.S. chief information officer has developed a test bed of our U.S. internal systems to implement and complete testing of the requisite minor changes. We anticipate that our U.S. internal systems will be Y2K ready by September 30, 1999. We are in the process of completing an inventory of our internal systems that we use in Canada, United Kingdom, Europe and Asia to determine the status of their Y2K compliance. Each international office has plans in place to test, upgrade or, if necessary, replace components of its internal systems to ensure they are Y2K compliant. We anticipate that our international operations will be Y2K compliant during the fourth quarter of 1999. To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we have established a network operations team that meets weekly to examine our network on a worldwide basis. This team of operational staff have conducted inventories of our network equipment (software and hardware) and have found no material Y2K compliance issues. We believe that all equipment currently being purchased for use in the PSINet network is Y2K compliant. Any existing equipment that is not Y2K compliant is planned to be made Y2K compliant through minor changes to the software or hardware or, in limited instances, replacement of the equipment. We anticipate that our network will be Y2K compliant by the end of the second quarter of 1999. In addition to administering the implementation of necessary upgrades for Y2K compliance, our network team is developing a contingency plan to address any potential problems that may occur with our network as we enter the year 2000. We believe that, as a result of our detailed assessment and completed modifications, the Y2K issue will not pose significant operational problems for us. However, if the requisite modifications and conversions are not made, or not completed in a timely fashion, it is possible that the Y2K problem could have a material impact on our operations.

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

In addition, we have identified, prioritized and are communicating with our suppliers, vendors, customers, lenders and other material third parties to determine their Y2K status and any probable impact on us. To date, our inquiries have not revealed any significant Y2K noncompliance issue affecting our material third parties. We will continue to monitor and evaluate our long- term relationships with our material third parties based on their responses to our inquiries and on information learned from other sources. If any of our material third parties are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses, our business could be materially adversely affected. Disruptions could include, among other things:

-    the failure of a material third party's business;

-    a financial institution's inability to take and transfer funds;

-    an interruption in delivery of supplies from vendors;

-    a loss of voice and data connections;

-    a loss of power to our facilities; and

- other interruptions in the normal course of our operations, the nature and extent of which we cannot foresee.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1999, we had other financial instruments consisting of fixed and variable rate debt and short-term investments. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. Borrowings under our credit facility at March 31, 1999 of $100.0 million have a variable interest rate and such amounts were repaid in April 1999. Annual maturities of our debt obligations, excluding capital lease obligations and our credit facility, are as follows: $10.5 million in 1999, $7.3 million in 2000, $7.1 million in 2001, $5.0 million in 2002, $3.4 million in 2003 and $967.8 million thereafter. At March 31, 1999, the carrying value of our debt obligations excluding capital lease obligations was $1,116.7 million and the fair value was $1,184.3 million. The weighted-average interest rate of our debt obligations at March 31, 1999 was 10.5%. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At March 31, 1999, all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. At March 31, 1999, $132.9 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed by us in our annual report on Form 10-K for our fiscal year ended December 31, 1998 and in prior filings with the Securities and Exchange Commission, on March 23, 1999, an arbitrator awarded The Chatterjee Management Company ("Chatterjee") compensatory damages, including interest and legal expenses, from PSINet. In conjunction with this arbitration award, we recorded a charge of $49.0 million during our fiscal year ended December 31, 1998, which accrual is reflected in other accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 1998 and March 31, 1999. Our request that the International Chamber of Commerce reconsider the amount of the damages award has been denied and we have agreed to resolve this matter by payment of $48.0 million to Chatterjee. We believe that the payment will not have a material adverse effect on our business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following Exhibits are filed herewith:

     Exhibit 10.1 Employment Agreement dated April 15, 1999 between PSINet and Leroy M. Sloan

     Exhibit 11.1 Calculation of Basic and Diluted Loss per Share and Weighted Average Shares Used in Calculation for the Three Months Ended March 31, 1999

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

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K dated April 27, 1999 under which we filed exhibits to our Registration Statement on Form S-3, File No. 333-75579, relating to our recent equity offerings.

     We filed a Current Report on Form 8-K dated May 7, 1999 under which we filed final forms of certain documents as exhibits to our Registration Statement on Form S-3, File No. 333-75579, relating to our recent equity offerings.

                                   PSINET INC.
                                    FORM 10-Q
                                 MARCH 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PSINET INC.


May 17, 1999                            By: /s/ William L. Schrader
------------                                -----------------------------------
   Date                                     William L. Schrader
                                            Chairman, Chief Executive Officer
                                            and Director


May 17, 1999                            By: /s/ Edward D. Postal
------------                                -----------------------------------
   Date                                     Edward D. Postal
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                                  EXHIBIT INDEX

The following Exhibits are filed herewith:


     Exhibit
     Number  Description of Exhibit                                     Location
     ------  ----------------------                                     --------

     10.1    Employment Agreement dated April 15, 1999 between          Filed herewith
             PSINet and Leroy M. Sloan


     11.1    Calculation of Basic and Diluted Loss per Share            Filed herewith
             and Weighted Average Shares Used in Calculation for the
             Three Months Ended March 31, 1999

     27      Financial Data Schedule                                    Filed herewith

     99.1    Risk Factors                                               Filed herewith
