Form 10-Q
period 1999-06-30
PSINET INC
filed 1999-08-16
CIK 940716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

COMMON STOCK, $.01 PAR VALUE - 64,832,205 SHARES AS OF AUGUST 3, 1999 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


                    The Index of Exhibits appears on page 29

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PSINET INC.

                                TABLE OF CONTENTS



                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

PAGE
    Item 1.   Financial Statements:

              Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998........................3

              Consolidated Statements of Operations for the three and six months ended
                 June 30, 1999 and June 30, 1998...........................................................4

              Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998...................................................5

              Notes to Consolidated Financial Statements...................................................6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................13

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................24

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds....................................................25

    Item 4.  Submission of Matters to a Vote of Security Holders..........................................25

    Item 6.  Exhibits and Reports on Form 8-K.............................................................26

Signatures................................................................................................28

Exhibit Index.............................................................................................29

                   PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   PSINET INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30, 1999      DECEMBER 31, 1998
                                                                     -------------      -----------------
                                                                      (In thousands of U.S. dollars)
                                                                      (Unaudited)          (Audited)
                               ASSETS
Current assets:
     Cash and cash equivalents                                        $   609,987         $    56,842
     Restricted cash and short-term investments                           144,504             162,469
     Short-term investments and marketable securities                     106,369             265,666
     Accounts receivable, net                                              58,596              50,211
     Prepaid expenses                                                      12,361              10,998
     Other current assets                                                  20,513              19,077
                                                                      -----------         -----------

          Total current assets                                            952,330             565,263

Property, plant and equipment, net                                        620,687             389,476
Goodwill and other intangibles, net                                       373,583             282,781
Other assets and deferred charges                                          66,859              46,711
                                                                      -----------         -----------

          Total assets                                                $ 2,013,459         $ 1,284,231
                                                                      -----------         -----------
                                                                      -----------         -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of debt                                          $    78,455         $    59,968
     Trade accounts payable                                                82,504              89,973
     Accrued payroll and related expenses                                  18,057               8,501
     Other accounts payable and accrued liabilities                        54,110              82,760
     Accrued interest payable                                              29,397              28,988
     Deferred revenue                                                      21,306              19,427
                                                                      -----------         -----------
         Total current liabilities                                        283,829             289,617

Long-term debt                                                          1,141,730           1,064,633
Deferred income taxes                                                       4,721               6,123
Other liabilities                                                          53,252              44,032
                                                                      -----------         -----------
         Total liabilities                                              1,483,532           1,404,405
                                                                      -----------         -----------

Commitments and contingencies

Shareholders' equity (deficit):
     Preferred stock                                                           --                  --
     Convertible preferred stock, Series B                                     --              28,802
     Convertible preferred stock, Series C                                362,434                  --
     Common stock                                                             648                 522
     Capital in excess of par value                                       823,636             401,990
     Accumulated deficit                                                 (548,847)           (427,597)
     Treasury stock                                                        (2,005)             (2,005)
     Accumulated other comprehensive income                                17,672              36,664
     Bandwidth Asset/IRU Agreement                                       (123,611)           (158,550)
                                                                      -----------         -----------
          Total shareholders' equity (deficit)                            529,927            (120,174)
                                                                      -----------         -----------

          Total liabilities and shareholders' equity (deficit)        $ 2,013,459         $ 1,284,231
                                                                      -----------         -----------
                                                                      -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       --------------------------        ----------------------------
                                                         1999              1998             1999              1998
                                                       ---------         --------         ---------         ---------
                                                          (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                                               (UNAUDITED)
Revenue                                                $ 123,822         $ 53,713         $ 228,668         $  98,182

Operating costs and expenses:
     Data communications and operations                   86,323           41,943           162,341            78,609
     Sales and marketing                                  21,933           12,486            40,505            23,219
     General and administrative                           15,380           10,287            32,469            17,872
     Depreciation and amortization                        34,392           12,889            61,210            22,354
     Charge for acquired in-process
       research and development                               --           20,000                --            27,000
                                                       ---------         --------         ---------         ---------

          Total operating costs and expenses             158,028           97,605           296,525           169,054
                                                       ---------         --------         ---------         ---------

Loss from operations                                     (34,206)         (43,892)          (67,857)          (70,872)

Interest expense                                         (31,905)         (16,892)          (61,486)          (19,471)
Interest income                                            8,078            6,059            12,798             6,644
Other income (expense), net                                 (184)           1,103              (358)            1,004
                                                       ---------         --------         ---------         ---------

Loss before income taxes                                 (58,217)         (53,622)         (116,903)          (82,695)

Income tax benefit (expense)                                 450              (29)              450               (29)
                                                       ---------         --------         ---------         ---------

Net loss                                                 (57,767)         (53,651)         (116,453)          (82,724)

Return to preferred shareholders                          (4,223)            (763)           (4,797)           (1,545)
                                                       ---------         --------         ---------         ---------

Net loss available to common shareholders              $ (61,990)        $(54,414)        $(121,250)        $ (84,269)
                                                       ---------         --------         ---------         ---------
                                                       ---------         --------         ---------         ---------

Basic and diluted loss per share                       $   (1.00)        $  (1.06)        $   (2.10)        $   (1.76)
                                                       ---------         --------         ---------         ---------
                                                       ---------         --------         ---------         ---------
Shares used in computing basic and diluted loss
     per share (in thousands)                             61,956           51,111            57,657            47,854
                                                       ---------         --------         ---------         ---------
                                                       ---------         --------         ---------         ---------



The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
                                                                      1999              1998
                                                                    ---------         ---------
                                                                   (In thousands of U.S. dollars)
                                                                            (Unaudited)
Net cash used in operating activities                               $(139,325)        $ (20,730)
                                                                    ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                             (101,923)          (25,214)
     Purchases of investments                                        (103,183)         (242,269)
     Proceeds from maturity or sale of investments                    262,588             1,206
     Investments in certain businesses, net of cash acquired         (103,222)          (63,357)
     Restricted cash and short-term investments                        17,965          (122,478)
     Other, net                                                             5               800
                                                                    ---------         ---------
             Net cash used in investing activities                    (27,770)         (451,312)
                                                                    ---------         ---------

Cash flows from financing activities:
     Net payments on lines of credit                                       --            (1,817)
     Proceeds from issuance of notes payable, net                     102,744           609,007
     Repayments of debt                                              (104,858)          (29,147)
     Principal payments under capital lease obligations               (26,809)          (15,237)
     Proceeds from equity offerings, net                              741,997                --
     Proceeds from exercise of common stock options                     9,061             2,053
     Payments of dividends on preferred stock                            (452)           (1,540)
     Other, net                                                            --                (2)
                                                                    ---------         ---------
             Net cash provided by financing activities                721,683           563,317
                                                                    ---------         ---------

Effect of exchange rate changes on cash                                (1,443)              (62)
                                                                    ---------         ---------

Net increase in cash and cash equivalents                             553,145            91,213
Cash and cash equivalents, beginning of period                         56,842            33,322
                                                                    ---------         ---------

Cash and cash equivalents, end of period                            $ 609,987         $ 124,535
                                                                    ---------         ---------
                                                                    ---------         ---------


The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements for the three and six month periods ended June 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended December 31, 1998 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month period ended March 31, 1999 included in the Company's Form 10-Q for the quarter then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 1999 and the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the three and six month periods ended June 30, 1999 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.
Actual results may differ from those estimates.

NOTE 2 - ACCOUNTING POLICIES

LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares from common stock options and warrants and convertible preferred stock. Common stock equivalent shares are calculated using the treasury stock method. All common stock equivalents, totaling 16.3 million shares and 3.8 million shares at June 30, 1999 and 1998, respectively, have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation between basic and diluted loss per share for each of the periods presented.

NOTE 3 - ACQUISITIONS OF CERTAIN BUSINESSES

During the six months ended June 30, 1999, the Company acquired the following businesses:

                                                                      OWNERSHIP
     BUSINESS NAME            LOCATION             ACQUISITION DATE    INTEREST
     -------------            --------             ----------------    --------
Planete.net                   France               2/99                  100%
Satelnet                      France               2/99                  100%
Tele Linx                     United Kingdom       2/99                  100%
Horizontes                    Brazil               4/99                  100%
Openlink                      Brazil               4/99                  100%
STI                           Brazil               5/99                  100%
Internet de Mexico            Mexico               5/99                  100%
DataNet                       Mexico               5/99                  100%
TIC                           Switzerland          5/99                  100%
Caribbean Internet            U.S. (Puerto Rico)   6/99                  100%
TIAC                          U.S.                 6/99                  100%
Argentina On-Line             Argentina            6/99                  100%
CSO.net                       Austria              6/99                  100%

Subsequently, during July 1999, the Company acquired the following businesses:

                                                                       OWNERSHIP
     BUSINESS NAME            LOCATION             ACQUISITION DATE     INTEREST
     -------------            --------             ----------------     --------
Intercomputer                 Spain                        7/99            100%
Abaforum                      Spain                        7/99            100%

All of the ISPs acquired generally serve both consumer and business customers with dedicated and dial-up connectivity as well as Web hosting services. Tele Linx operates a data center facility.

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase prices of the 1999 acquisitions have been preliminarily allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. As part of the allocation process, the Company evaluates each acquisition for acquired in-process research and development technologies. Based on the Company's preliminary allocation, no in-process research and development technologies were identified for its 1999 acquisitions to date.

In connection with the acquisitions made during the six months ended June 30, 1999, liabilities assumed were as follows (in thousands of U.S. dollars):

                                                  CASH PAID
                            FAIR VALUE OF           FOR THE      LIABILITIES
                           ASSETS ACQUIRED       CAPITAL STOCK     ASSUMED
                           ---------------       -------------     -------
Tele Linx                   $   88,219            $ (32,788)      $ 55,431
TIAC                            26,597              (16,045)        10,552
All Others                      68,205              (48,551)        19,654
                             ---------            ---------       --------
                             $ 183,021            $ (97,384)      $ 85,637
                             ---------            ---------       --------
                             ---------            ---------       --------

For certain acquisitions made in 1999 and 1998, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by the sellers of indemnification or other contractual obligations. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions.

The Company recorded a $6.0 million increase to goodwill during the three months ended June 30, 1999, reflecting final settlement and payment of an earn-out provision in connection with an acquisition made in 1998.

The following represents the unaudited pro forma results of operations of the Company for the six months ended June 30, 1999 and 1998 as if the acquisitions closed prior to June 30, 1999 were consummated on January 1, 1998. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions actually been consummated on January 1, 1998 or the results which may occur in the future.


                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                                 JUNE 30, 1999               JUNE 30, 1998
                                                                 -------------               -------------
                                                               (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNT)
Revenue.......................................................     $   244,012                 $   116,420
Net loss available to common shareholders.....................     $  (125,569)                $   (89,873)
Basic and diluted loss per share..............................     $     (2.18)                $     (1.88)

Total amortization expense of goodwill and other intangibles was $9.1 million and $1.2 million for the three months ended June 30, 1999 and 1998, respectively, and $17.5 million and $1.8 million for the six months ended June 30, 1999 and 1998, respectively.

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities, including restricted amounts, consisted of the following:

                                              JUNE 30, 1999   DECEMBER 31, 1998
                                              -------------   -----------------
                                               (IN THOUSANDS OF U.S. DOLLARS)
U.S. government obligations                       $137,913        $235,105
Commercial paper                                    60,354         112,290
Certificates of deposit                                571          25,000
Other                                                2,318              --
                                                  --------        --------
                                                  $201,156        $372,395
                                                  --------        --------
                                                  --------        --------

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                    JUNE 30, 1999   DECEMBER 31, 1998
                                                    -------------   -----------------
                                                     (IN THOUSANDS OF U.S. DOLLARS)
Telecommunications bandwidth                          $ 246,825         $ 148,429
Data communications equipment                           396,547           275,402
Leasehold improvements                                   35,950            29,267
Software                                                 23,924            17,724
Office and other equipment                               29,124            18,799
Land and buildings                                       43,155             3,290
                                                      ---------         ---------
                                                        775,525           492,911
Less accumulated depreciation and amortization         (154,838)         (103,435)
                                                      ---------         ---------
Property, plant and equipment, net                    $ 620,687         $ 389,476
                                                      ---------         ---------
                                                      ---------         ---------

Total depreciation and leasehold amortization expense was $25.3 million and $11.7 million for the three months ended June 30, 1999 and 1998, respectively, and $43.7 million and $20.6 million for the six months ended June 30, 1999 and 1998, respectively.

NOTE 6 - DEBT

Debt consisted of the following:

                                                                                  JUNE 30, 1999   DECEMBER 31, 1998
                                                                                  -------------   -----------------
                                                                                    (IN THOUSANDS OF U.S. DOLLARS)
      Senior notes at interest rate of 10%                                          $   600,000         $   600,000
      Senior notes at interest rate of 11.5%                                            350,000             350,000
      Capital lease obligations at interest rates ranging from 2.0% to 18.6%            231,306             120,670
      Notes payable at interest rates ranging from 1.9% to 12.7%                         36,079              50,981
                                                                                    -----------         -----------
                                                                                      1,217,385           1,121,651
      Plus unamortized premium                                                            2,800               2,950
                                                                                    -----------         -----------
                                                                                      1,220,185           1,124,601
      Less current portion                                                              (78,455)            (59,968)
                                                                                    -----------         -----------
      Long-term portion                                                             $ 1,141,730         $ 1,064,633
                                                                                    -----------         -----------
                                                                                    -----------         -----------

The Company has deposited in an escrow account restricted cash and short-term investments of $94.3 million at June 30, 1999 to fund, when due, the next three semi-annual interest payments on the 10% senior notes. Each of the indentures governing the Company's senior notes contain certain financial and other covenants that, among other things, will restrict the Company's ability to incur further indebtedness, make certain payments (including payments of dividends), and sell assets.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment, telecommunications bandwidth, a building and other fixed assets. During the six months ended June 30, 1999 and 1998, the Company incurred capital lease obligations under these arrangements and from the acquisitions of businesses of $78.6 million and $49.1 million, respectively. At June 30, 1999, the aggregate unused portion under these arrangements totaled $91.9 million after designating

$20.4 million of payables for various equipment purchases, which will be financed under capital lease facilities. These financing arrangements contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends.

The Company has a senior secured credit facility ("Credit Facility") with a maximum principal amount of $110.0 million; amounts drawn are payable in September 2001. At June 30, 1999, no amounts were outstanding, $9.7 million was being utilized for letters of credit, and $100.3 million was available to draw. Interest on the Credit Facility is based on a spread over the London interbank offered rate or the higher of the bank's prime rate or the Federal funds effective rate, at the Company's option (9.0% at June 30, 1999). The Credit Facility requires, among other things, the satisfaction of certain financial covenants, including a minimum annual consolidated revenue test, a minimum EBITDA test and requires the reduction in the maximum amount of availability and prepayments equal to the net proceeds received from certain asset sales and certain casualty events. The Company is required to pay a commitment fee ranging from 0.50% to 0.875% of the unused amounts under the Credit Facility.

The Company was in compliance with the covenants under each of its financing arrangements at June 30, 1999.

In July 1999, the Company issued $1.2 billion aggregate principal amount of 11% senior notes due 2009, consisting of $1.05 billion aggregate principal amount of 11% senior notes due 2009 and Euro 150 million aggregate principal amount of 11% senior notes due 2009, pursuant to Securities and Exchange Commission Rule 144A and Regulation S. The aggregate net proceeds of the offering of the 11% senior notes, after giving effect to discounts and commissions and other offering expenses, was approximately $1.17 billion.

NOTE 7 - CAPITAL STOCK

ISSUANCE OF COMMON STOCK

During the six months ended June 30, 1999, options with respect to 1,593,858 shares of common stock were exercised for aggregate net proceeds of $9.1 million.

In May 1999, the Company completed a public offering of 8,000,000 shares of its common stock at $50.50 per share for net proceeds of approximately $383.8 million after underwriting discounts and commissions and other offering expenses.

TERMINATION OF CONTINGENT PAYMENT OBLIGATION TO IXC

In January 1999, the Company's contingent payment obligation to IXC Internet Services, Inc. ("IXC") under an agreement relating to the purchase of OC-48 bandwidth from IXC was terminated without the payment of any additional amounts or issuance of additional shares of common stock to IXC. This occurred when the fair market value of the shares of common stock originally issued to IXC exceeded the $240 million threshold in accordance with the terms of the agreement.

CONVERSION OF CONVERTIBLE PREFERRED STOCK

During the first quarter of 1999, all 600,000 shares of the Company's Series B 8% convertible preferred stock were converted into an aggregate of 3,000,000 shares of the Company's common stock in accordance with the original terms of the convertible preferred stock.

ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In May 1999, the Company completed a public offering of 9,200,000 shares of its 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") for net proceeds of approximately $358.2 million after underwriting discounts and commissions and other offering expenses. The Series C Preferred Stock has a liquidation preference of $50 per share. The Series C Preferred Stock accrues dividends at an annual rate of 6 3/4%, payable quarterly in arrears, commencing on August 15, 2002, in cash, or at the Company's option, in shares of its common stock or a combination thereof.

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). The Deposit Account is not an asset of the Company. Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used, at the Company's option, to purchase shares of common stock from the Company at 95% of the market price of the common stock on that date for delivery to holders of Series C Preferred Stock in lieu of cash payments. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, the Company will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable, at the Company's option, in cash or in shares of its common stock at 95% of the market price of the common stock on that date. Under certain circumstances, the Company can elect to terminate the Deposit Account prior to May 15, 2002, at which time the remaining funds in the Deposit Account would be distributed to the Company and the Series C Preferred Stock would begin to accrue dividends.

Each share of Series C Preferred Stock is convertible at any time at the option of the holders thereof into shares of the Company's common stock at an initial conversion price of $62.3675 per share, subject to adjustment upon the occurrence of specified events, equal to an initial conversion ratio of 0.8017 shares of the Company's common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable, at the Company's option, at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends) on or after November 15, 2000 but prior to May 15, 2002 if the trading price for the Series C Preferred Stock exceeds $124.74 per share for a specified period. Except in the circumstances described in the preceding sentence, the Company may not redeem the Series C Preferred Stock prior to May 15, 2002. Beginning on May 15, 2002, the Company may redeem shares of the Series C Preferred Stock initially at a redemption premium of 103.857% and thereafter at prices declining to 100% on May 15, 2006 (plus in each case, accumulated and unpaid dividends).

In the event of a change in control of the Company and if the market price of the Company's common stock at such time is less than the conversion price of the Series C Preferred Stock, the holders of the Series C Preferred Stock will have the right to convert their shares into the Company's common stock at the greater of (i) the market price per share ending on the date on which a change of control event occurs, or (ii) $38.73.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows (in thousands of U.S. dollars):

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                ---------------------------        -------------------------
                                                   1999            1998              1999             1998
                                                 --------         --------         ---------         --------
Net loss                                         $(57,767)        $(53,651)        $(116,453)        $(82,724)
                                                 --------         --------         ---------         --------
Other comprehensive income:
  Unrealized holding gains                            584            1,311               436            4,955
  Foreign currency translation adjustment          (5,438)          (1,179)          (19,428)            (873)
                                                 --------         --------         ---------         --------
                                                   (4,854)             132           (18,992)           4,082
                                                 --------         --------         ---------         --------
Comprehensive income                             $(62,621)        $(53,519)        $(135,445)        $(78,642)
                                                 --------         --------         ---------         --------
                                                 --------         --------         ---------         --------


NOTE 9 - COMMITMENTS AND CONTINGENCIES

On March 23, 1999, an arbitrator awarded The Chatterjee Management Company ("Chatterjee") compensatory damages, including interest and legal expenses, from PSINet. In conjunction with this arbitration decision, the Company recorded a charge of $49.0 million during its fiscal year ended December 31, 1998, which accrual was reflected in other accounts payable and accrued liabilities in its consolidated balance sheets at December 31, 1998. During April 1999, the Company's request that the International Chamber of Commerce reconsider the amount of the damages awarded was denied. The

Company resolved this matter by payment of $48.0 million to Chatterjee in April 1999; after accounting for other expenses, the resolution of the previously established accrual resulted in a non-recurring gain during the second quarter of 1999 of $0.7 million.

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

NOTE 10 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

During the second quarter of 1999, the Company redefined its reporting segments to combine its U.S. and Canadian operations into one segment called North America; and, due to acquisitions during the quarter, added a Latin America segment. Its operations are now organized into four geographic operating segments - North America, Latin America, Europe and Asia. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which is defined as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development.

Operations of the North America segment include shared network costs and corporate functions which the Company does not allocate to its other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital leases and seller-financed arrangements.

Financial information for the Company's geographic segments is presented below (in millions of U.S. dollars):

                               NORTH AMERICA    LATIN AMERICA      EUROPE       ASIA        ELIMINATIONS      TOTAL
THREE MONTHS ENDED
JUNE 30, 1999
Revenue                           $ 70.1            $ 3.2         $ 18.7        $ 31.8           $ ---       $ 123.8
EBITDA                             (3.3)              0.8           (0.7)          3.4             ---           0.2
Assets                           1,453.5             96.1          233.9         278.0           (48.0)      2,013.5
Capital expenditures                81.6              0.4           23.3           8.6             ---         113.9

THREE MONTHS ENDED
JUNE 30, 1998
Revenue                           $ 44.1            $ ---          $ 8.0         $ 1.8          $ (0.2)       $ 53.7

EBITDA                             (9.4)              ---           (1.7)          0.1             ---         (11.0)
Assets                             753.1              ---           45.5          (8.7)            4.9         794.8
Capital expenditures                40.6              ---            1.3           0.3            (0.2)         42.0

SIX MONTHS ENDED
JUNE 30, 1999
Revenue                          $ 129.2            $ 3.3         $ 34.6        $ 61.7          $ (0.1)      $ 228.7
EBITDA                            (11.3)              0.8           (2.6)          6.5             ---          (6.6)
Assets                           1,453.5             96.1          233.9         278.0           (48.0)      2,013.5
Capital expenditures               162.9              0.4           37.7          14.4             ---         215.4

SIX MONTHS ENDED
JUNE 30, 1998
Revenue                           $ 81.0            $ ---         $ 14.0         $ 3.4          $ (0.2)       $ 98.2
EBITDA                             (18.7)             ---           (2.9)          0.1             ---         (21.5)
Assets                             753.1              ---           45.5          (8.7)            4.9         794.8
Capital expenditures                74.2              ---            4.9           0.3            (0.4)         79.0

EBITDA for all reportable segments differs from consolidated loss before income taxes reported in the consolidated statements of operations as follows (in thousands of U.S. dollars):

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                         1999             1998             1999             1998
                                       --------         --------         ---------         --------
EBITDA                                 $    186         $(11,003)        $  (6,647)        $(21,518)
Reconciling items:
  Depreciation and amortization         (34,392)         (12,889)          (61,210)         (22,354)
  Charge for acquired IPR&D                  --          (20,000)               --          (27,000)
  Interest expense                      (31,905)         (16,892)          (61,486)         (19,471)
  Interest income                         8,078            6,059            12,798            6,644
  Other income (expense), net              (184)           1,103              (358)           1,004
                                       --------         --------         ---------         --------
Loss before income taxes               $(58,217)        $(53,622)        $(116,903)        $(82,695)
                                       --------         --------         ---------         --------
                                       --------         --------         ---------         --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND
(2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD, AND (3) OUR UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 INCLUDED IN OUR FORM 10-Q FOR THE QUARTER THEN ENDED, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q AND OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

We derive a majority of our revenues from providing Internet access services to business customers and other Internet service providers, or ISPs. Business customers are typically signed to contracts for one year terms. Revenues generated from business customers are typically comprised of recurring monthly fees, installation and start-up charges and sales of related equipment and services. Revenues from other ISPs are generated pursuant to network access agreements which typically require a minimum number of subscribers and obligate the ISP customers to pay specified monthly fees for each subscriber using the PSINet network. In addition to Internet connectivity services, we also offer a suite of value-added products and services, including, among others, Web hosting services, intranets, virtual private networks or VPNs, e-commerce, voice-over-Internet protocol, e-mail and managed security services that are designed to enable our customers to maximize utilization of the Internet to more efficiently communicate with their customers, suppliers, business partners and remote office locations. Revenues from value-added services are typically in the form of monthly charges and are often bundled with Internet access services. We conduct our business through operations organized into four geographic operating segments - North America, Latin America, Europe and Asia.

We currently have operations in 16 of the 20 largest international telecommunications markets. We have operations in Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, the Republic of Korea, Luxembourg, Mexico, the Netherlands, Spain, Switzerland, the United Kingdom and the United States. We typically enter a new market through the acquisition of an existing company within the particular market. Revenue from non-U.S. operations remained consistent as a percentage of consolidated results, comprising 51% of revenue in the second quarter of 1999. By comparison, non-U.S. operations comprised 52% of revenue in the first quarter of 1999, 31% in the second quarter of 1998 and 40% for all of 1998.

We operate one of the largest global commercial data communications networks. Our Internet-optimized network has a footprint that extends around the globe and is connected to approximately 600 sites, called points of presence or POPs, situated throughout North America, Latin America, Europe and Asia that enable our customers to connect to the Internet. Our network reach allows our customers' employees to access their corporate network and systems resources through local calls in over 150 countries.

Since the commencement of our operations, we have undertaken a program of developing and expanding our data communications network. In connection with this program, we have made significant investments in telecommunications circuits and equipment to produce a geographically-dispersed, Asynchronous Transfer Mode (ATM), Integrated Service Digital Network (ISDN) and Switched Multimegabit Data Service (SMDS) compatible frame relay network specially designed to optimize Internet traffic. ATM, ISDN and SMDS are among the most widely used switching standards. These investments generally are made in advance of obtaining customers and resulting revenue. As part of our ongoing efforts to further expand and enhance our network, we have acquired or agreed to acquire significant amounts of global fiber-based telecommunications bandwidth, including long-term rights, typically for 20 or more years, called indefeasible rights of use, or IRUs, or other rights in:

-    10,000 equivalent route miles of OC-48 capacity across the United States;

- transatlantic capacity in two STM-1s connecting the United States, the United Kingdom and continental Europe;

- ten dark fiber optic strands connecting the New York City and Washington, D.C. metropolitan areas and major metropolitan areas in between, and four strands each within New York and Washington, D.C.;

-    six DS-3s of transpacific capacity connecting the United States and Japan;

- four dark fiber optic strands connecting multiple locations in the San Francisco Bay area;

- STM-1 network bandwidth having the capability of connecting Japan, China, Southeast Asia, India, the Middle East, Europe and the United Kingdom;

-    STM-1 network bandwidth inter-connecting 30 European cities; and

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

In May 1999, we completed public offerings of our common stock and 6 3/4% Series C cumulative convertible preferred stock for aggregate gross proceeds of $864 million and aggregate net proceeds of approximately $742.0 million (excluding, in the calculation of net proceeds, amounts paid by the purchasers of the convertible preferred stock into the deposit account therefor).

In July 1999, we completed a private placement of $1.2 billion aggregate principal amount of our 11% senior notes due 2009, consisting of $1.05 billion aggregate principal amount of 11% senior notes due 2009 and Euro 150 million aggregate principal amount of 11% senior notes due 2009, for aggregate net proceeds of approximately $1.17 billion after giving effect to discounts and commissions and other offering expenses.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

REVENUE. We generate revenue primarily from the sale of Internet access and related services to businesses. Revenue was $123.8 million for the three months ended June 30, 1999, an increase of $70.1 million, or 131%, from $53.7 million for the three months ended June 30, 1998 and an increase of $19.0 million, or 18%, over the three months ended March 31, 1999. Revenue was $228.7 million for the six months ended June 30, 1999, an increase of $130.5 million, or 133%, from $98.2 million for the six months ended June 30, 1998. Revenue growth from the second quarter of 1998 was a result of both acquisitions and internally generated growth, as further described below. Revenue growth of 18% from the first quarter of 1999 consisted of organic growth of 14% and growth from acquisitions of 4%. Our internally generated revenue growth is attributable to a number of factors, including an increase in the number of business customer and ISP accounts, an increase in the average annual revenue realized per new business customer account, and an increase in hardware sales to customers.

Our business customer account base increased by 90% to 73,400 business accounts at June 30, 1999 from 38,700 business accounts at June 30, 1998. By comparison, at March 31, 1999, we had 59,700 accounts. Of the total business account growth from June 30, 1998, 21,400 accounts were attributable to the existing customer base of the companies we acquired. The total number of our Carrier and ISP customers grew to 364 at June 30, 1999, and, together with our small office/home office ("SOHO") and consumer customers, provided service to 1,041,000 customers. This compares with 109 Carrier and ISP customers and 412,000 customers at June 30, 1998. Average annual new contract value for business accounts increased to $7,300 for the three months ended June 30, 1999 from $5,800 for the three months ended June 30, 1998 and $6,000 for the full year 1998, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. Our business account retention rate remained strong at 80% for the three months ended June 30, 1999, compared with 83% for the three months ended June 30, 1998 and a full-year retention rate in 1998 of 79%.

DATA COMMUNICATIONS AND OPERATIONS. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $86.3 million (69.7% of revenue) for the three months ended June 30, 1999, an increase of $44.4 million, or 106%, from $41.9 million (78.1% of revenue) for the three months ended June 30, 1998. Data communications and operations expenses were $162.3 million (71.0% of revenue) for the six months ended June 30, 1999, an increase of $83.7 million, or 107%, from $78.6 million (80.1% of revenue) for the six months ended June 30, 1998. The increase in expenses related principally to increases in:

-    the number of leased backbone, dedicated customer and dial-up circuits,

- expenditures for additional primary rate interface, or PRI, circuits to support the growth of our Carrier and ISP Services business,

- personnel costs resulting from the expansion of our network operations, customer support and field service staff, including through acquisitions, and

-    operating and maintenance charges on telecommunications bandwidth.

Our dedicated access customer account base grew to 19,300 at June 30, 1999 from 8,900 at June 30, 1998, an increase of 116%. Comparing the second quarter of 1999 to the second quarter of 1998, backbone circuit costs increased $15.1 million, or 158%, dedicated customer circuit costs increased $6.8 million, or 72%, PRI expense increased $4.9 million, or 65%, personnel and related operating expenses associated with network operations, customer support and field service increased $8.4 million, or 86% and operating and maintenance charges on our bandwidth increased $2.3 million, or 2,500%. Circuit costs relating to our new and expanded POPs and PRIs generally are incurred by us in advance of obtaining customers and resulting revenue. Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will continue to decrease over time as a percentage of revenue due to decreases in unit costs and continued increases in network utilization. In particular, we anticipate that costs for data communications and operations as a percentage of revenue will decrease as we substitute network bandwidth purchased or acquired under capital lease agreements for existing bandwidth currently under operating lease agreements. Network bandwidth purchased or acquired under capital lease agreements is recorded as an asset and amortized over its useful life. This will, in turn, result in an increase in the operating and maintenance expense component of data communications costs as well as increases in depreciation and amortization expense over the useful life of the bandwidth, typically 10 to 25 years.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $21.9 million (17.7% of revenue) for the three months ended June 30, 1999, an increase of $9.4 million, or 76%, from $12.5 million (23.2% of revenue) for the three months ended June 30, 1998. Sales and marketing expenses were $40.5 million (17.7% of revenue) for the six months ended June 30, 1999, an increase of $17.3 million, or 74%, from $23.2 million (23.6% of revenue) for the six months ended June 30, 1998.

The increase is principally attributable to costs associated with the growth of our sales force in conjunction with our growth and acquisitions and to advertising costs, including costs associated with our naming rights and sponsorship agreements for PSINet Stadium with the Baltimore Ravens of the National Football League.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $15.4 million (12.4% of revenue) for the three months ended June 30, 1999, an increase of $5.1 million, or 50%, from $10.3 million (19.2% of revenue) for the three months ended June 30, 1998. General and administrative expenses were $32.5 million (14.2% of revenue) for the six months ended June 30, 1999, an increase of $14.6 million, or 82%, from $17.9 million (18.2% of revenue) for the six months ended June 30, 1998. The increase resulted from the addition of management staff and related operating expenses across our organization, including increases in conjunction with our growth and acquisitions

DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs were $34.4 million (27.8% of revenue) for the three months ended June 30, 1999, an increase of $21.5 million, or 167%, from $12.9 million (24.0% of revenue) for the three months ended June 30, 1998. Depreciation and amortization costs were $61.2 million (26.8% of revenue) for the six months ended June 30, 1999, an increase of $38.8 million, or 174%, from $22.4 million (22.8% of revenue) for the six months ended June 30, 1998.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The results for the six months ended June 30, 1999 include no charges for acquired in-process research and development related to acquisitions completed during the period. The results for the six months ended June 30, 1998 include a $27.0 million charge (27.5% of revenue) for acquired in-process research and development. The charges in 1998 were based on independent valuations and reflect technologies acquired prior to technological feasibility and for which there was no alternative future use. We are in the process of finalizing valuations for 1999 acquisitions and the allocation of the purchase price for such acquisitions is preliminary. We do not expect any change in the allocation, including any charge for acquired in-process research and development, to have a material impact on our results of operations.

INTEREST EXPENSE. Interest expense was $31.9 million (25.8% of revenue) for the three months ended June 30, 1999, an increase of $15.0 million, or 89%, from $16.9 million (31.4% of revenue) for the three months ended June 30, 1998. Interest expense was $61.5 million (26.9% or revenue) for the six months ended June 30, 1999, an increase of $42.0 million, or 216%, from $19.5 million (19.8% of revenue) for the six months ended June 30, 1998. The increase was due to interest on our $600.0 million aggregate principal amount of 10% senior notes issued in April 1998 and our $350.0 million aggregate principal amount of 11 1/2% senior notes issued in November 1998, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements. As a result of the completion of our offering of the 11% senior notes, our annual interest expense on the 10% senior notes, 11 1/2% senior notes and 11% senior notes will be $232.6 million, assuming an exchange rate of Euro 0.98 to U.S. $1.00, which was the exchange rate on July 16, 1999, the date on which the offering of the 11% senior notes was priced. We will have additional interest expense attributable to our revolving credit facility and equipment lease arrangements.

INTEREST INCOME. Interest income was $8.1 million (6.5% of revenue) for the three months ended June 30, 1999, an increase of $2.0 million, or 33%, from $6.1 million (11.3% of revenue) for the three months ended June 30, 1998. Interest income was $12.8 million (5.6% of revenue) for the six months ended June 30, 1999, an increase of $6.2 million, or 93%, from $6.6 million (6.8% of revenue) for the six months ended June 30, 1998. The increase was due to interest received on the net proceeds of our offerings of the 10% senior notes and 11 1/2% senior notes, which we invest in short-term investment grade and government securities until such time as we use them for other purposes.

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND LOSS PER SHARE. Our net loss available to common shareholders for the three months ended June 30, 1999 was $62.0 million, or $1.00 basic and diluted loss per share, a $7.6 million, or 14%, increase from a net loss available to common shareholders for the three months ended June 30, 1998 of $54.4 million, or $1.06 basic and diluted loss per share. Our net loss available to common shareholders was $121.3 million, or $2.10 basic and diluted loss per share, for the six months ended June 30, 1999, an increase of $37.0 million, or 44%, from $84.3 million, or $1.76 basic and diluted loss per share, for the six months ended June 30, 1998.

The primary reasons for the increase were:

- the increase in interest expense due to the issuance of the 10% senior notes and 11 1/2% senior notes,

- our acquisitions of fiber-based telecommunications bandwidth, leading to an increase in depreciation and personnel costs to manage the bandwidth, and

- an increase in depreciation and amortization related to acquisitions, offset by the absence of a charge for acquired in-process research and development.


The return to preferred shareholders, which comprises the dividends with respect to our convertible preferred stock, is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.

SEGMENT INFORMATION

During the second quarter of 1999, we redefined our reporting segments to combine our U.S. and Canadian operations into one segment called North America; and, due to acquisitions during the quarter, we added a Latin America segment. Our operations are now organized into four geographic operating segments - North America, Latin America, Europe and Asia.

All our reportable segments have experienced significant revenue increases from the first six months of 1998 to the first six months of 1999. Starting in late 1997 and through June 30, 1999, we acquired 30 ISPs and one business that operates a data center. Revenue growth by segment for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 was as follows:



                                                 REVENUE GROWTH
                                     -----------------------------------------
                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30, 1999         JUNE 30, 1999
                                         COMPARED TO            COMPARED TO
                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30, 1998          JUNE 30, 1998
                                      ------------------     ------------------

          North America                       59%                  60%
          Latin America                        *                    *
          Europe                             134%                 147%
          Asia                             1,667%               1,715%
          All Segments                       131%                 133%


(*) Segment new in second quarter of 1999

The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which is defined as earnings (losses) before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development. EBITDA as a percentage of revenue improved in all segments from the three months ended June 30, 1998 to the three months ended June 30, 1999, reflecting the overall development cycle of our businesses in these areas. Improvement in EBITDA losses as a percentage of revenue for the North America segment was (21.2%) to (4.7%), for the European segment was (21.1%) to (4.0%), and for the Asian segment was 2.4% to 10.7%. The Latin America segment, new this quarter, generated an EBITDA profit of 25.5% of revenue. These improvements have arisen primarily as a result of two factors. First, improvements have been generated based on internally generated growth factors, including high levels of revenue growth and concentrated efforts to control operating costs, and second, almost every company we acquired in 1998 and 1999 operated at EBITDA breakeven or better, contributing to these improvements.

Our loss from operations differs from EBITDA for the quarters only by depreciation and amortization and the charge for acquired in-process research and development; therefore, loss from operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue. Our loss from operations as a percentage of revenue improved across all geographic segments. In North America, our loss from operations as a percentage of revenue was reduced from (68.1%) in the second quarter of 1998 to (35.0%) in the second quarter of 1999. In Asia, it was reduced from (398.0%) to (16.2%), and in Europe from (86.9%) to (24.1%) for those same quarters, respectively. Latin America achieved an operating profit for the second quarter of 1999 of 8.3% of revenue.

LIQUIDITY AND CAPITAL RESOURCES

We historically have had losses from operations, which have been funded primarily through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuance of debt and equity securities. In 1999, we have to date received net proceeds of approximately $1.9 billion from debt and equity financings.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Cash flows used in operating activities were $139.3 million and $20.7 million for the six months ended June 30, 1999 and 1998, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both of these six-month periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets. Operating cash outflows in 1999 also include the $48.0 million arbitration award payment.

Cash flows used in investing activities were $27.8 million and $451.3 million for the six months ended June 30, 1999 and 1998, respectively. Acquisition activities resulted in the use of $103.2 million of cash for the six months ended June 30, 1999, net of cash acquired. Investments in our network and facilities during the first six months of 1999 resulted in total additions to fixed assets of $215.4 million. Of this amount, $78.6 million was financed under vendor or other financing arrangements, $34.9 million of non-cash additions related to the bandwidth acquired from IXC Internet Services, Inc., and $101.9 million was expended in cash. For the six months ended June 30, 1998, total additions were $79.0 million, of which $49.1 million was financed under equipment financing agreements, $4.7 million of non-cash additions related to the bandwidth acquired from IXC and $25.2 million was expended in cash. Purchases of short-term investments during the first six months of 1999 were an aggregate of $103.2 million, offset by proceeds from the sale and maturity of short-term investments of $262.6 million. Purchases of short-term investments during the six months of 1998 were an aggregate of $242.3 million. Investing cash flows in the first six months of 1999 and 1998 were increased by $18.0 million and decreased by $122.5 million, respectively, from changes in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $721.7 million and $563.3 million for the six months ended June 30, 1999 and 1998, respectively. In the first six months of 1999, we received $102.7 million from borrowings on our credit facility and from the issuance of notes payable and $742.0 million from equity offerings. In the first six months of 1998, we received net proceeds from the issuance of notes payable of $609.0 million. We made repayments aggregating $104.9 million and $29.1 million for the six months ended June 30, 1999 and 1998, respectively, on our lines of credit, capital lease obligations and notes payable. During the six months ended June 30, 1999 and 1998, we received proceeds from the exercise of stock options of $9.1 million and $2.1 million, respectively.

As of June 30, 1999, we had $860.9 million of cash, cash equivalents, restricted cash, short-term investments and marketable securities.

CAPITAL STRUCTURE

Our capital structure at June 30, 1999 consisted of a revolving credit facility, other lines of credit, capital lease obligations, 10% senior notes, 11 1/2% senior notes, convertible preferred stock, and common stock.

In July 1999, we issued $1.2 billion aggregate principal amount of our 11% senior notes due 2009, consisting of $1.05 billion aggregate principal amount of 11% senior notes due 2009 and Euro 150 million aggregate principal amount of 11% senior notes due 2009, pursuant to Securities and Exchange Commission Rule 144A and Regulation S. The aggregate net proceeds of the offering of the 11% senior notes, after giving effect to discounts and commissions and other offering expenses, was approximately $1.17 billion.

Total borrowings at June 30, 1999 were $1.22 billion, which included $78.5 million in current obligations and $1.14 billion in long-term debt, capital lease obligations and notes payable.

We have a senior secured revolving credit facility that expires on September 29, 2001 and has an aggregate principal amount of $110.0 million. At June 30, 1999, no amounts were outstanding, $9.7 million was being utilized for letters of credit, and $100.3 million was available to draw under the credit facility.

In addition, as of June 30, 1999, $91.9 million was available for purchases of equipment and other fixed assets under various other financing arrangements, after designating $20.4 million of payables for various equipment purchases.

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

- the sum of cash (excluding cash escrowed with respect to the payment of obligations) and available borrowing capacity under our credit facility at any time to be less than $100.0 million; and

- EBITDA (as defined therein) to be less than ($31.0) million, ($15.0) million, $0, $15.0 million, $25.0 million, $40.0 million and $50.0 million for the period of four consecutive fiscal quarters ending on each of June 30, 1999, September 30, 1999, December 31, 1999, March 31, 2000, June 30,
     2000, September 30, 2000 and December 31, 2000, respectively.

At June 30, 1999, we were in compliance with all such covenants.

At June 30, 1999, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005 and $350.0 million aggregate principal amount of 11 1/2 % senior notes due 2008. At that date we had deposited in an escrow account restricted cash and short-term investments of $94.3 million to fund, when due, the next three semi-annual interest payments on the 10% senior notes.

In July 1999, we issued $1.2 billion aggregate principal amount of 11% senior notes due 2009, consisting of $1.05 billion aggregate principal amount of 11% senior notes due 2009 and Euro 150 million aggregate principal amount of 11% senior notes due 2009.

The indentures governing the 10% senior notes, the 11 1/2 % senior notes and the 11% senior notes contain many covenants with which we must comply relating to, among other things, the following matters:

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

- a limitation on our incurrence and our subsidiaries' incurrence of liens, unless the 10% senior notes, the 11 1/2% senior notes and the 11% senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding permitted liens;

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

- a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the 10% senior notes, the 11 1/2% senior notes and the 11% senior notes on the same terms as the guarantee of such indebtedness;

-    a limitation on sale and leaseback transactions by us or our subsidiaries;

-    limitation on issuances and sales of capital stock of our subsidiaries; and

- a limitation on the ability of us or our subsidiaries to engage in any business not substantially related to a telecommunications business.

At June 30, 1999, we were in compliance with all such covenants.

In May 1999, we completed a public offering of 8,000,000 shares of our common stock at $50.50 per share for net proceeds of approximately $383.8 million, after underwriting discounts and commissions and other offering expenses.

In May 1999, we completed a public offering of 9,200,000 shares of our 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") for net proceeds of approximately $358.2 million after underwriting discounts and commissions and other offering expenses. The Series C Preferred Stock has a liquidation preference of $50 per share. The Series C Preferred Stock accrues dividends at an annual rate of 6 3/4%, payable quarterly in arrears, commencing on August 15, 2002, in cash, or at our option, in shares of our common stock or a combination thereof.

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). The Deposit Account is not an asset of ours. Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used, at our option, to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of

Series C Preferred Stock in lieu of cash payments. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, we will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable in cash or, at our option, in shares of our common stock at 95% of the market price of the common stock on that date. Under certain circumstances, we can elect to terminate the Deposit Account prior to May 15, 2002, at which time the remaining funds in the Deposit Account would be distributed to us and the Series C Preferred Stock would begin to accrue dividends.

Each share of Series C Preferred Stock is convertible at any time at the option of the holders thereof into shares of our common stock at an initial conversion price of $62.3675 per share, subject to adjustment upon the occurrence of specified events, equal to an initial conversion ratio of 0.8017 shares of our common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable, at our option, at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends) on or after November 15, 2000 but prior to May 15, 2002 if the trading price for the Series C Preferred Stock exceeds $124.74 per share for a specified period. Except in the circumstances described in the preceding sentence, we may not redeem the Series C Preferred Stock prior to May 15, 2002. Beginning on May 15, 2002, we may redeem shares of the Series C Preferred Stock initially at a redemption premium of 103.857% and thereafter at prices declining to 100% on May 15, 2006 (plus in each case, accumulated and unpaid dividends).

In the event of a change in control of PSINet and if the market price of our common stock at such time is less than the conversion price of the Series C Preferred Stock, the holders of the Series C Preferred Stock will have the right to convert their shares into shares of our common stock at the greater of (i) the market price per share ending on the date on which a change of control event occurs, or (ii) $38.73.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

As of June 30, 1999, we had commitments to certain telecommunications vendors totaling $162.1 million payable in various years through 2011. Additionally, we have various agreements to lease office space and facilities and, as of June 30, 1999, were obligated to make future minimum lease payments of $43.7 million on non-cancelable operating leases expiring in various years through 2009.

For some of the acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $50.2 million at June 30, 1999.

In connection with our naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 19 years totaling approximately $81.7 million.

We acquire fiber-based telecommunications bandwidth through purchases and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At June 30, 1999, we were obligated to make future payments under these purchase agreements that total $73.9 million.

We expect to continue to seek opportunities to acquire fiber-based telecommunications bandwidth to enhance our global network capabilities. In addition to North America, we anticipate that such bandwidth acquisitions will be in Latin America, Europe and Asia and would be accompanied by capital expenditures in the deployment of high activity POPs designed and located with the objective of optimizing the efficient use of the bandwidth. We currently believe that our capital expenditures in 1999 will be greater than those in 1998 and that as a result of our completion of the offering of the 11% senior notes and recent equity offerings, we will accelerate our capital expenditures. This will occur as we continue to execute our expansion strategy in the 20 largest global telecommunications markets and beyond.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international Internet network, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other working capital, working capital from existing credit facilities, from capital lease financings, from the proceeds of our recent debt and equity offerings and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. We cannot assure you, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements.

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

We have not entered into any material financial instruments to serve as hedges against certain financial and currency risks or for trading. However, as a result of the recent increase in our foreign operations and the issuance of Euro-denominated 11% senior notes, we may begin to use various financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. We do not intend to use derivative financial instruments for speculative purposes Foreign currency exchange contracts would be used to mitigate foreign currency exposure and with the intent of protecting the U.S. dollar value of certain currency positions and future foreign currency transactions. Interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, all such instruments would involve risk, including the risk of nonperformance by counterparties. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

RISKS ASSOCIATED WITH YEAR 2000

The commonly referred to Year 2000 or Y2K problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. We have identified two main areas of Y2K risk:

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

We have developed detailed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they are Y2K compliant. We have engaged a third party consultant to perform an assessment of our U.S. internal systems (e.g., accounting, billing, customer support and network operations) to determine the status of their Y2K compliance. The assessment of these systems has been completed and, while some minor changes are necessary, we believe that no material changes or modifications to our internal systems are required to achieve Y2K compliance. Our U.S. chief information officer has developed a test bed of our U.S. internal systems to implement and complete testing of the requisite minor changes. We anticipate that our U.S. internal systems will be Y2K ready by September 30, 1999. We are in the process of completing an inventory of our internal systems that we use outside of the United States to determine the status of their Y2K compliance. Each international office has plans in place to test, upgrade or, if necessary, replace components of its internal systems to ensure they are Y2K compliant. We anticipate that our international operations will be Y2K compliant during the fourth quarter of 1999. To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we have established a network operations team that meets weekly to examine our network on a worldwide basis. This team of operational staff have conducted inventories of our network equipment (software and hardware) and have found no material Y2K compliance issues. We believe that all equipment currently being purchased for use in the PSINet network is Y2K compliant. Any existing equipment that is not Y2K compliant is planned to be made Y2K compliant through minor changes to the software or hardware or, in limited instances, replacement of the equipment. We anticipate that our network will be Y2K compliant by September 30, 1999. In addition to administering the implementation of necessary upgrades for Y2K compliance, our network team is developing a contingency plan to address any potential problems that may occur with our network as we enter the year 2000. We believe that, as a result of our detailed assessment and completed modifications, the Y2K issue will not pose significant operational problems for us. However, if the requisite modifications and conversions are not made, or not completed in a timely fashion, it is possible that the Y2K problem could have a material impact on our operations.

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

We will continue to evaluate the nature of these risks, but at this time we are unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any,of such a risk may have on us. If any of our material third parties experience significant failures in their computer systems or operations due to Y2K non-compliance, it could affect our ability to process transactions or otherwise engage in similar normal business activities. For example, while we expect our internal systems, U.S. and non-U.S., to be Y2K ready in stages during 1999, we and our customers who communicate internationally will be dependent upon the Y2K-readiness of many non-U.S. providers of telecommunication services and their vendors and suppliers. If these providers and others are not Y2K ready, we and our customers will not be able to send and receive data and other electronic transmissions, which would have a material adverse effect on our revenues and business and that of our customers. While many of these risks are outside our control, we have identified and contacted our critical third party vendors and suppliers and are establishing contingency plans to remedy any potential interruption to our operations.

While we believe that we are adequately addressing the Y2K issue, we can not assure you that our Y2K compliance effort will prevent every potential interruption or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues or financial position. We are uncertain as to our most reasonably likely worst case Y2K scenario and have not yet completed a contingency plan to handle a worst case scenario. We expect to have such contingency plan in place by September 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 1999, we had other financial instruments consisting of fixed and variable rate debt and short-term investments. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. We had no amounts outstanding under our credit facility at June 30, 1999. Any borrowings under our credit facility would have a variable interest rate. Annual maturities of our debt obligations, excluding capital lease obligations and our credit facility, are as follows: $3.3 million in 1999, $2.5 million in 2000, $4.4 million in 2001, $3.3 million in 2002, $1.5 million in 2003 and $971.1 million thereafter. At June 30, 1999, the carrying value of our debt obligations excluding capital lease obligations was $986.1 million and the fair value was $1,012.4 million. The weighted-average interest rate of our debt obligations at June 30, 1999 was 10.5%. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At June 30, 1999, all of our investments in debt securities are due to mature within twelve months and the carrying value of all of our investments approximates fair value. At June 30, 1999, $144.5 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 4, 1999, we completed a public offering of 9,200,000 shares of our 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") for net proceeds of approximately $358.2 million after underwriting discounts and commissions and other offering expenses. The Series C Preferred Stock has a liquidation preference of $50 per share. The Series C Preferred stock accrues dividends at an annual rate of 6 3/4%, payable quarterly in arrears, commencing on August 15, 2002, in cash, or at our option, in shares of our common stock or a combination thereof.

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). The Deposit Account is not an asset of ours. Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used, at our option, to purchase shares of our common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C Preferred Stock in lieu of cash payments. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, we will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable in cash or, at our option, in shares of our common stock at 95% of the market price of the common stock on that date. Under certain circumstances, we can elect to terminate the Deposit Account prior to May 15, 2002, at which time the remaining funds in the Deposit Account would be distributed to us and the Series C Preferred Stock would begin to accrue dividends.

Each share of Series C Preferred Stock is convertible at any time at the option of the holders thereof into shares of our common stock at an initial conversion price of $62.3675 per share, subject to adjustment upon the occurrence of specified events, equal to an initial conversion ratio of 0.8017 shares of our common stock for each share of Series C Preferred Stock. The Series C Preferred Stock is redeemable, at our option, at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends) on or after November 15, 2000 but prior to May 15, 2002 if the trading price for the Series C Preferred Stock exceeds $124.74 per share for a specified period. Except in the circumstances described in the preceding sentence, we may not redeem the Series C Preferred Stock prior to May 15, 2002. Beginning on May 15, 2002, we may redeem shares of the Series C Preferred Stock initially at a redemption premium of 103.857% and thereafter at prices declining to 100% on May 15, 2006 (plus in each case, accumulated and unpaid dividends).

In the event of a change in control of PSINet and if the market price of our common stock at such time is less than the conversion price of the Series C Preferred Stock, then the holders of the Series C Preferred Stock will have the right to convert their shares into shares of our common stock at the greater of
(i) the market price per share ending on the date on which a change of control event occurs, or (ii) $38.73.

Reference is made to the Certificate of Amendment to PSINet's Certificate of Incorporation dated April 30, 1999 which sets forth the designations, rights, preferences, privileges, limitations and restrictions of the Series C Preferred Stock for a more complete description of the Series C Preferred Stock, a copy of which was filed as Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 1999 and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on May 17, 1999.

(b) Proxies representing 50,871,211 shares were received (total shares outstanding as of the Record Date were 56,238,444). The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

     The election of David N. Kunkel, William L. Schrader and Ian P. Sharp as directors of the Company for terms expiring in 2001:



     Votes for Mr. Kunkel                        50,301,903
     Votes withheld from Mr. Kunkel                  70,985

     Votes for Mr. Schrader                      50,305,321
     Votes withheld from Mr. Schrader                67,567

     Votes for Mr. Sharp                         50,367,283
     Votes withheld from Mr. Sharp                    5,605


     The approval of amendments to the Company's Executive Stock Incentive Plan and Strategic Stock Incentive Plan:

     Votes for                                   44,220,006
     Votes against                                6,545,321

     The ratification of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 1999:

     Votes for                                   50,658,319
     Votes against                                  177,644

     There were no broker non-votes in respect of the foregoing matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following Exhibits are filed herewith:


     Exhibit 10.1   Fourth Amendment dated as of July 15, 1999 to the Credit
                    Agreement, dated as of September 29, 1998, among PSINet, the Lenders party thereto, The Chase Manhattan Bank, as
                    Administrative Agent, Fleet National Bank, as Syndication
                    Agent, and The Bank of New York, as Documentation Agent.

     Exhibit 11.1   Calculation of Basic and Diluted Loss per Share and Weighted
                    Average Shares Used in Calculation for the Three Months
                    Ended June 30, 1999

     Exhibit 11.2   Calculation of Basic and Diluted Loss per Share and Weighted
                    Average Shares Used in Calculation for the Six Months Ended
                    June 30, 1999

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

We filed a Current Report on Form 8-K dated July 14, 1999 under which we filed a press release relating to our recent offering of 11% senior notes and an amendment to our credit facility as an exhibit.

We filed a Current Report on Form 8-K dated July 21, 1999 under which we filed a press release relating to our recent offering of 11% senior notes.

                                   PSINET INC.
                                    FORM 10-Q
                                  JUNE 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PSINET INC.


August 16, 1999                      By: /s/ William L. Schrader
---------------                      -----------------------------------------
    Date                                     William L. Schrader
                                             Chairman, Chief Executive Officer
                                             and Director


August 16, 1999                      By: /s/ Edward D. Postal
---------------                      -----------------------------------------
        Date                                 Edward D. Postal
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:


        EXHIBIT
         NUMBER      DESCRIPTION OF EXHIBIT                                           LOCATION
         ------      ----------------------                                           --------
            10.1     Fourth Amendment dated as of July 15, 1999 to the Credit         Filed herewith
                     Filed herewith Agreement, dated as of September 29, 1998,
                     among PSINet, the Lenders party thereto, The Chase
                     Manhattan Bank, as Administrative Agent, Fleet National
                     Bank, as Syndication Agent, and The Bank of New York, as
                     Documentation Agent.

            11.1     Calculation of Basic and Diluted Loss per Share and Weighted     Filed herewith
                     Average Shares Used in Calculation for the Three Months
                     Ended June 30, 1999

            11.2     Calculation of Basic and Diluted Loss per Share and Weighted     Filed herewith
                     Average Shares Used in Calculation for the Six Months Ended
                     June 30, 1999

              27     Financial Data Schedule                                          Filed herewith

            99.1     Risk Factors                                                     Filed herewith
