Form 10-Q
period 1999-09-30
PSINET INC
filed 1999-11-15
CIK 940716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     COMMON STOCK, $.01 PAR VALUE - 65,003,738 SHARES AS OF NOVEMBER 1,
1999 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)


                   The Index of Exhibits appears on page 35


================================================================================

                                   PSINET INC.

                                TABLE OF CONTENTS



                                                                                                         PAGE
PART I.  FINANCIAL INFORMATION

    Item 1   Financial Statements:

             Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998....................3

             Consolidated Statements of Operations for the three and nine months ended
                 September 30, 1999 and 1998...............................................................4

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.......................................................5

             Notes to Consolidated Financial Statements....................................................6

    Item 2   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................  15

    Item 3   Quantitative and Qualitative Disclosures About Market Risk.................................  29

PART II.  OTHER INFORMATION


    Item 4.  Submission of Matters to a Vote of Security Holders.......................................   31

    Item 6.  Exhibits and Reports on Form 8-K..........................................................   32

Signatures ............................................................................................   34

Exhibit Index .........................................................................................   35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   PSINET INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                ------------------   -----------------
                                                                   (IN THOUSANDS OF U.S. DOLLARS)
                                                                 (UNAUDITED)             (AUDITED)
                               ASSETS
Current assets:
     Cash and cash equivalents                                   $   494,143    $    56,842
     Restricted cash and short-term investments                      137,450        162,469
     Short-term investments and marketable securities              1,079,210        265,666
     Accounts receivable, net                                         65,460         50,211
     Prepaid expenses                                                 14,490         10,998
     Other current assets                                             39,706         19,077
                                                                 -----------    -----------

          Total current assets                                     1,830,459        565,263

Property, plant and equipment, net                                   790,423        389,476
Goodwill and other intangibles, net                                  544,806        282,781
Other assets and deferred charges                                    133,767         46,711
                                                                 -----------    -----------

          Total assets                                           $ 3,299,455    $ 1,284,231
                                                                 ===========    ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of debt                                     $    89,467    $    59,968
     Trade accounts payable                                           85,744         89,973
     Accrued payroll and related expenses                             21,108          8,501
     Other accounts payable and accrued liabilities                   72,070         82,760
     Accrued interest payable                                         49,953         28,988
     Deferred revenue                                                 22,605         19,427
                                                                 -----------    -----------
         Total current liabilities                                   340,947        289,617

Long-term debt                                                     2,402,841      1,064,633
Deferred income taxes                                                  2,928          6,123
Other liabilities                                                     64,857         44,032
                                                                 -----------    -----------
         Total liabilities                                         2,811,573      1,404,405
                                                                 -----------    -----------

Commitments and contingencies

Shareholders' equity (deficit):
     Preferred Stock
         Preferred stock, Series A                                      --             --
         Convertible preferred stock, Series B                          --           28,802
         Convertible preferred stock, Series C                       368,838           --
     Common stock                                                        651            522
     Capital in excess of par value                                  825,848        401,990
     Accumulated deficit                                            (636,537)      (427,597)
     Treasury stock                                                   (2,005)        (2,005)
     Accumulated other comprehensive income                           53,959         36,664
     Bandwidth asset/IRU agreement                                  (122,872)      (158,550)
                                                                 -----------    -----------
          Total shareholders' equity (deficit)                       487,882       (120,174)
                                                                 -----------    -----------

          Total liabilities and shareholders' equity (deficit)   $ 3,299,455    $ 1,284,231
                                                                 ===========    ===========



   The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                                   PSINET INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------    -------------------------------------
                                                        1999                  1998                 1999                 1998
                                                  ------------------    -----------------    -----------------     ---------------
                                                            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                                                     (UNAUDITED)
Revenue                                                 $   140,600           $   67,550           $  369,268           $ 165,732

Operating costs and expenses:
     Data communications and operations                      97,531               51,908              259,873             130,517
     Sales and marketing                                     27,527               14,701               68,032              37,919
     General and administrative                              14,850               11,566               47,318              29,439
     Depreciation and amortization                           41,586               14,658              102,796              37,011
     Charge for acquired in-process
       research and development                                   -               13,400                    -              40,400
                                                  ------------------    -----------------    -----------------     ---------------

          Total operating costs and expenses                181,494              106,233              478,019             275,286
                                                  ------------------    -----------------    -----------------     ---------------

Loss from operations                                        (40,894)             (38,683)            (108,751)           (109,554)

Interest expense                                            (59,364)             (18,722)            (120,850)            (38,193)
Interest income                                              19,743                4,747               32,541              11,391
Other income (expense), net                                  (1,058)                (301)                (796)                703
Gain (loss) on sale of investments                              (12)               5,647                 (632)              5,647
                                                  ------------------    -----------------    -----------------     ---------------

Loss before income taxes                                    (81,585)             (47,312)            (198,488)           (130,006)

Income tax benefit (expense)                                    300                  (36)                 750                 (65)
                                                  ------------------    -----------------    -----------------     ---------------

Net loss                                                    (81,285)             (47,348)            (197,738)           (130,071)

Return to preferred shareholders                             (6,404)                (768)             (11,202)             (2,313)
                                                  ------------------    -----------------    -----------------     ---------------

Net loss available to common shareholders               $   (87,689)          $  (48,116)         $  (208,940)         $ (132,384)
                                                  ==================    =================    =================     ===============

Basic and diluted loss per share                        $     (1.35)          $    (0.93)          $    (3.48)          $   (2.70)
                                                  ==================    =================    =================     ===============

Shares used in computing basic and diluted loss
     per share                                               64,844               51,659               60,105              49,120
                                                  ==================    =================    =================     ===============



  The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------------------
                                                                            1999                       1998
                                                                      ------------------          ----------------
                                                                            (IN THOUSANDS OF U.S. DOLLARS)
                                                                                      (UNAUDITED)
Net cash used in operating activities                                         $(203,521)               $  (76,931)
                                                                      ------------------          ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                       (217,220)                  (48,635)
     Purchases of short term investments                                     (1,073,784)                 (247,223)
     Proceeds from maturity or sale of short term investments                   262,588                   200,044
     Investments in certain businesses, net of cash acquired                   (238,484)                 (123,797)
     Restricted cash and short-term investments                                  25,019                  (106,212)
     Other, net                                                                     740                      (205)
                                                                      ------------------          ----------------
             Net cash used in investing activities                           (1,241,141)                 (326,028)
                                                                      ------------------          ----------------

Cash flows from financing activities:
     Payments on lines of credit                                                      -                    (5,603)
     Proceeds from issuance of notes payable, net                             1,278,405                   718,575
     Repayments of debt                                                        (107,132)                  (37,313)
     Payments under capital lease obligations                                   (45,573)                  (24,205)
     Proceeds from equity offerings, net                                        742,041                         -
     Proceeds from exercise of common stock options                              11,232                     4,645
     Payments of dividends on preferred stock                                      (452)                   (2,140)
     Other, net                                                                       -                       269
                                                                      ------------------          ----------------
             Net cash provided by financing activities                        1,878,521                   654,228
                                                                      ------------------          ----------------

Effect of exchange rate changes on cash                                           3,442                    (2,005)
                                                                      ------------------          ----------------

Net increase in cash and cash equivalents                                       437,301                   249,264
Cash and cash equivalents, beginning of period                                   56,842                    33,322
                                                                      ------------------          ----------------

Cash and cash equivalents, end of period                                     $  494,143                 $ 282,586
                                                                      ==================          ================



     The accompanying notes are an integral part of these consolidated financial statements.

                                   PSINET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements for the three and nine month periods ended September 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended December 31, 1998 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month period ended March 31, 1999 and the three and six month periods ended June 30, 1999 included in the Company's Form 10-Q for each of the quarters then ended, as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine month periods ended September 30, 1999 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.
Actual results may differ from those estimates.

NOTE 2 - ACCOUNTING POLICIES

LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares from common stock options and warrants and convertible preferred stock. Common stock equivalent shares are calculated using the treasury stock method and include stock options, warrants and common stock shares issuable upon conversion of convertible preferred stock. All common stock equivalents, totaling 16.2 million shares and 4.8 million shares at September 30, 1999 and 1998, respectively, have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation between basic and diluted loss per share for each of the periods presented.

FOREIGN CURRENCY - Gains and losses on translation of the accounts of the Company's non-U.S. operations are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity. Transaction gains and losses and translation of non-functional currency denominated assets and liabilities are recorded in the consolidated statement of operations.

NOTE 3 - ACQUISITIONS OF CERTAIN BUSINESSES

CONSUMMATED TRANSACTIONS

During the nine months ended September 30, 1999, the Company acquired a 100% ownership interest in the following businesses:


BUSINESS NAME                                 LOCATION             ACQUISITION DATE
-------------                                 --------             ----------------
Planete.net                                   France                       2/99
Satelnet                                      France                       2/99
Tele Linx                                     United Kingdom               2/99
Horizontes                                    Brazil                       4/99
Openlink                                      Brazil                       4/99
Sao Paulo Online                              Brazil                       5/99
Internet de Mexico                            Mexico                       5/99
DataNet                                       Mexico                       5/99
The Internet Company                          Switzerland                  5/99
Caribbean Internet                            U.S. (Puerto Rico)           6/99
The Internet Access Company (TIAC)             U.S.                         6/99
Argentina On-Line                             Argentina                    6/99
CSO.net                                       Austria                      6/99
Intercomputer                                 Spain                        7/99
Abaforum                                      Spain                        7/99
Netwing                                       Austria                      7/99
Global Link                                   Hong Kong                    7/99
Sinfonet                                      Panama                       8/99
Domain                                        Brazil                       8/99
Netsystem                                     Argentina                    8/99
Netline                                       Chile                        8/99
Vision Network                                Hong Kong                    9/99
ServNet                                       Brazil                       9/99
Elender                                       Hungary                      9/99
Infase and Ciberia                            Spain                        9/99
Internet Network Technologies                 U.S.                         9/99
Site Internet LTDA                            Brazil                       9/99
TotalNet                                      Canada                       9/99
Terzomillennio                                Italy                        9/99
OrbiNet                                       Panama                       9/99

Subsequent to September 30, 1999, the Company acquired a 100% ownership interest in the following businesses:

BUSINESS NAME                 LOCATION             ACQUISITION DATE
-------------                 --------             ----------------
ZebraNet                      U.S.                       10/99

SPIN                          Switzerland                10/99
Zircon                        Australia                  10/99
Mlink                         Canada                     10/99
Netup                         Chile                      11/99

Generally, the businesses acquired are ISPs that serve both consumer and business customers with dedicated and dial-up connectivity, Web hosting services and systems integration services. TeleLinx operates a data center facility in the U.K. and Intercomputer operates an e-banking business in Spain.

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase prices of the 1999 acquisitions have been preliminarily allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. As part of the allocation process, the Company evaluates each acquisition for acquired in-process research and development technologies. Based on the Company's preliminary allocations, no in-process research and development technologies were identified for its 1999 acquisitions to date. The Company is in the process of finalizing valuations for 1999 acquisitions and the allocation of the purchase price for such acquisitions is preliminary. The Company expects that final allocations for material acquisitions will be completed before the 1999 results are finalized. The Company does not expect any change in the current allocation, including any charge for acquired in-process research and development, to have a material impact on its results of operations.

In connection with the acquisitions made during the nine months ended September 30, 1999, liabilities assumed were as follows (in thousands of U.S. dollars):

                                                              CASH PAID
                                       FAIR VALUE OF           FOR THE       LIABILITIES
                                      ASSETS ACQUIRED       CAPITAL STOCK       ASSUMED
                                      ---------------       -------------       -------
Tele Linx                                 $   88,220          $   (33,195)    $   55,025
TIAC                                          27,484              (18,595)         8,889
TotalNet                                      27,508              (23,100)         4,408
Intercomputer                                 35,589              (32,718)         2,871
Elender                                       36,941              (35,273)         1,668
All Others                                   135,675             (119,188)        16,487
                                             -------             ---------        ------
                                           $ 351,417           $ (262,069)      $ 89,348
                                           =========           ===========      ========


For certain acquisitions made in 1999 and 1998, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by the sellers of indemnification or other contractual obligations. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $71.4 million at September 30, 1999, the majority of which is reported in other liabilities.

The following represents the unaudited pro forma results of operations of the Company for the nine months ended September 30, 1999 and 1998 as if the acquisitions which closed prior to September 30, 1999 had been consummated at January 1, 1998. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions actually been consummated at January 1, 1998 or the results that may occur in the future.

                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                 SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                                 ------------------         ------------------
                                                                 (IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNT)
Revenue.......................................................         $ 416.1                   $ 225.3
Net loss available to common shareholders.....................         $(224.1)                  $(151.5)
Basic and diluted loss per share..............................         $ (3.73)                  $ (3.08)

Total amortization expense of goodwill and other intangibles was $11.7 million and $2.9 million for the three months ended September 30, 1999 and 1998, respectively, and $29.3 million and $5.1 million for the nine months ended September 30, 1999 and 1998, respectively.

PENDING TRANSACTION

On August 22, 1999, the Company entered into a definitive agreement, as amended on October 14, 1999, to acquire Transaction Network Services, Inc. (NYSE: TNI). Under the terms of the merger agreement, the aggregate consideration to be paid to TNI shareholders consists of up to $351.2 million in cash and up to 7.8 million shares (assuming the exercise of all of the currently exercisable TNI stock options, which was approximately 1.4 million at September 30, 1999) of PSINet common stock, which represents an aggregate value of up to approximately $708.0 million, assuming a price per share of PSINet common stock of $45.719. Additionally, obligations outstanding under TNI's Revolving Credit Facility, which was $62.0 million at September 30, 1999, will be repaid as a condition to closing. TNI shareholders may elect to receive cash, PSINet stock, or both cash and stock, subject to certain adjustments. The amount of cash paid and shares of PSINet stock issued in the TNI merger are contingent upon the ultimate number of outstanding TNI stock options exercised prior to closing. Completion of the TNI merger is expected in late November 1999 and is subject to a number of conditions, including receipt of TNI shareholder approval and regulatory approvals.

TNI operates a communications network focused on the network services needs of the POS (point-of-sale/ point-of-service) transaction processing industry through its POS division. TNI currently operates four divisions: (1) the POS Division, (2) the Telecom Services Division, (3) the Financial Services Division, and (4) the International Systems Division.

The Company has recently engaged an independent third party to determine the allocation of the total purchase price of our pending acquisition of TNI and other completed 1999 acquisitions. The preliminary evaluation for TNI indicates there are the following intangible assets present: existing technology including software, patents, unpatented technology and know-how, tradenames, customer contracts and relationships, existing workforce and goodwill, with useful lives from five to 20 years, and approximately $35.0 million of purchased in-process research and development. To the extent that a different portion of the purchase price is allocated to in-process research and development, a different charge against operating results would be recognized in the fourth quarter of 1999, the period in which the TNI merger is expected to be completed. Such difference could be material.

NOTE 4 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

Short-term investments and marketable securities consisted of the following:

                                                             SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                             ------------------      -----------------
                                                                   (IN THOUSANDS OF U.S. DOLLARS)
     U.S. government obligations                                        $ 812,827             $ 235,105
     Commercial paper                                                     326,101               112,290
     Certificates of deposit                                                  571                25,000
     Other                                                                  4,287                    --
                                                                        ---------              --------
                                                                        1,143,786               372,395
     Less restricted amounts                                              (64,576)             (106,729)
                                                                        ---------              --------
     Short-term investments and marketable securities, net            $ 1,079,210            $  265,666
                                                                        =========              ========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

                                                        SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                        ------------------     -----------------
                                                              (IN THOUSANDS OF U.S. DOLLARS)
     Telecommunications bandwidth                                  $ 320,506              $148,429
     Data communications equipment                                   460,484               275,402
     Leasehold improvements                                           39,440                29,267
     Software                                                         28,816                17,724
     Office and other equipment                                       26,816                18,799
     Land and buildings                                               86,859                 3,290
     Other                                                             4,437                      -
                                                                   ---------              ---------
                                                                     967,358               492,911
     Less accumulated depreciation and amortization                 (176,935)             (103,435)
                                                                   ---------              ---------
     Property, plant and equipment, net                             $790,423              $389,476
                                                                     =======               =======


Total depreciation and leasehold amortization expense was $29.8 million and $11.8 million for the three months ended September 30, 1999 and 1998, respectively, and $73.5 million and $31.9 million for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 6 - DEBT

Debt consisted of the following:

                                                                               SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                               ------------------       -----------------
                                                                                    (IN THOUSANDS OF U.S. DOLLARS)
      10% Senior notes                                                                     $ 600,000              $ 600,000
      11% Senior notes (Euro 150,000)                                                        160,260                      -
      11% Senior notes                                                                     1,050,000                      -
      11.5% Senior notes                                                                     350,000               350,000
      Capital lease obligations at interest rates ranging from 3.5% to 15.2%                 290,527               120,670
      Notes payable at interest rates ranging from 1.8% to 11.5%.                             38,796                50,981
                                                                                           ---------           -----------
                                                                                           2,489,583             1,121,651
      Plus unamortized premium                                                                 2,725                 2,950
                                                                                           ---------           -----------
                                                                                           2,492,308             1,124,601
      Less current portion                                                                   (89,467)              (59,968)
                                                                                           ---------           -----------
      Long-term portion                                                                  $ 2,402,841           $ 1,064,633
                                                                                           =========           ===========

The Company has deposited in an escrow account restricted cash and short-term investments of $66.7 million at September 30, 1999 to fund, when due, the next two semi-annual interest payments on the 10% senior notes. During the quarter ended September 30, 1999, the Company issued $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009. Each of the indentures governing the Company's senior notes contains financial and other covenants that, among other things, will restrict the Company's ability to incur further indebtedness, make certain payments (including payments of dividends) and investments, and sell assets.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment, telecommunications bandwidth, a building and other fixed assets. During the nine months ended September 30, 1999 and 1998, the Company incurred capital lease obligations under these arrangements and from the acquisitions of businesses of $127.9 million and $ 54.9 million, respectively. At September 30, 1999, the aggregate unused portion under these arrangements totaled $293.5 million after designating $27.0 million of payables for various equipment purchases which will be financed under capital lease facilities. These financing arrangements contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends.

The Company has a senior secured credit facility ("Credit Facility") with a maximum principal amount of $110.0 million; amounts drawn are payable in September 2001. At September 30, 1999, no amounts were outstanding, $9.7 million was being utilized for letters of credit, and $100.3 million was available to draw. Interest on the Credit Facility is based on a spread over the London interbank offered rate or the higher of the bank's prime rate or the Federal funds effective rate, at the Company's option (9.5% at September 30, 1999). The Credit Facility requires, among other things, the satisfaction of certain financial covenants, including a minimum annual consolidated revenue test, a minimum EBITDA test and requires the reduction in the maximum amount of availability and prepayments equal to the net proceeds received from certain asset sales and certain casualty events. The Company is required to pay an annual commitment fee ranging from 0.50% to 0.875% of the unused amounts under the Credit Facility.

The Company was in compliance with the covenants under each of its financing arrangements at September 30, 1999.


NOTE 7 - CAPITAL STOCK

TERMINATION OF CONTINGENT PAYMENT OBLIGATION TO IXC

In January 1999, the Company's contingent payment obligation to IXC Internet Services, Inc. ("IXC") under an agreement relating to the purchase of OC-48 bandwidth from IXC was terminated without the payment of any additional amounts or issuance of additional shares of common stock to IXC. This occurred when the fair market value of the shares of common stock originally issued to IXC exceeded the $240.0 million threshold in accordance with the terms of the agreement.

ISSUANCE OF COMMON STOCK

In May 1999, the Company completed a public offering of 8,000,000 shares of its common stock at $50.50 per share for net proceeds of approximately $383.8 million after underwriting discounts and commissions and other offering expenses.

During the nine months ended September 30, 1999, options with respect to 1,890,234 shares of common stock were exercised for aggregate net proceeds of approximately $11.2 million.

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

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). The Deposit Account is not an asset of the Company.
Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used, at the Company's option, to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C Preferred Stock in lieu of cash payments. Holders of Series C Preferred Stock received a quarterly interest payment from the deposit account of approximately $7.8 million on August 15, 1999. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, the Company will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable in cash or, at our option, in shares of our common stock at 95% of the market price of the common stock on that date.
Under certain circumstances, the Company can elect to terminate the Deposit Account prior to May 15, 2002, at which time the remaining funds in the Deposit Account would be distributed to the Company and the Series C Preferred Stock would begin to accrue dividends.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 was as follows (in thousands of U.S. dollars):

                                               THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    1999              1998                1999               1998
                                                    ----              ----                ----               ----
Net loss                                             $ (81,285)        $ (47,348)         $ (197,738)       $ (130,071)
                                                   -----------         ---------          ----------        ----------
Other comprehensive income:
  Unrealized holding gains (losses)                      2,240            (4,955)              2,676                 -
  Foreign currency translation adjustment               34,047               343              14,619              (530)
                                                   -----------         ---------          ----------        ----------
                                                        36,287            (4,612)             17,295              (530)
                                                   -----------         ---------          ----------        ----------
Comprehensive income (loss)                        $   (44,998)        $ (51,960)         $ (180,443)       $ (130,601)
                                                   ===========         =========          ==========        ==========

During the three and nine months ended September 30, 1999, significant fluctuations in the Japanese Yen resulted in the majority of the change in the foreign currency translation adjustment.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On March 23, 1999, an arbitrator awarded The Chatterjee Management Company ("Chatterjee") compensatory damages, including interest and legal expenses, from the Company. In conjunction with this arbitration decision, the Company recorded a charge of $49.0 million during its fiscal year ended December 31, 1998, which was included in other accounts payable and accrued liabilities in its consolidated balance sheets at December 31, 1998 and was paid in April 1999. After accounting for other expenses, the resolution of the previously established accrual resulted in a non-recurring gain during the second quarter of 1999 of $0.7 million.

As of September 30, 1999, the Company had commitments to certain telecommunications vendors under operating lease agreements totaling $152.8 million payable in various years through 2011. Additionally, the Company has various agreements to lease office space, facilities and equipment and, as of September 30, 1999, the Company was obligated to make future minimum lease payments of $53.5 million under such non-cancelable operating leases expiring in various years through 2009.

In connection with the Company's previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, the Company will make payments over the next 19 years totaling approximately $81.7 million.

Under the terms of the merger agreement, the aggregate consideration to be paid to TNI shareholders consists of up to $351.2 million in cash and up to 7.8 million shares (assuming the exercise of all of the currently exercisable TNI stock options, which was approximately 1.4 million at September 30, 1999) of PSINet common stock, which represents an aggregate value of up to approximately $708.0 million, assuming a price per share of PSINet common stock of $45.719. Additionally, obligations outstanding under TNI's Revolving Credit Facility, which was $62.0 million at September 30, 1999, will be repaid as a condition to closing.

At September 30, 1999, we were obligated to make future cash payments that total $240.5 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. At September 30, 1999, we were obligated to make capital expenditures for such equipment of $242.0 million. In addition, currently we are obligated to make expenditures in connection with our build-out of new eCommerce Web hosting centers in key financial and business centers throughout the world of approximately $61.8 million. As a result of the foregoing, we currently believe that our capital expenditures in 1999 will be substantially greater than those in 1998 and that, as a result of the completion of our recent debt and equity offerings, our capital expenditure program will be accelerated. This may occur as we continue to execute our expansion strategy in the 20 largest global telecommunications markets and beyond.

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

NOTE 10 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which the Company defines as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development.

Operations of the Company's U.S./Canada segment include shared network costs and corporate functions which the Company does not allocate to its other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital leases and seller-financed arrangements.

Financial information for the Company's geographic operating segments is presented below (in millions of U.S. dollars):

                          U.S./CANADA     LATIN AMERICA     EUROPE    ASIA/PACIFIC   ELIMINATIONS       TOTAL
THREE MONTHS ENDED
SEPTEMBER 30, 1999
Revenue                          $  75.1           $  7.3     $  23.7       $  34.5          $  ---       $ 140.6
EBITDA                              (5.2)             1.1        (0.1)          4.9             ---           0.7
Assets                           2,479.5            112.4       339.1         368.4             ---       3,299.4
Capital expenditures               124.0              1.5        26.6          14.1               *         166.2

THREE MONTHS ENDED
SEPTEMBER 30, 1998
Revenue                          $  49.1           $  ---     $  11.4        $  7.1          $  ---       $  67.6


EBITDA                              (6.4)             ---        (1.4)         (2.8)            ---         (10.6)
Assets                             632.3              ---        57.3         189.0             ---         878.6
Capital expenditures                47.5              ---         4.3           1.4             ---          53.2

NINE MONTHS ENDED
SEPTEMBER 30, 1999
Revenue                          $ 204.3          $  10.5     $  58.3       $  96.2          $  ---       $ 369.3
EBITDA                             (16.6)             1.9        (2.7)         11.4             ---          (6.0)
Assets                           2,479.5            112.4       339.1         368.4             ---       3,299.4
Capital expenditures               287.1              1.8        64.3          27.6             ---         380.8

NINE MONTHS ENDED
SEPTEMBER 30, 1998
Revenue                          $ 130.1           $  ---     $  25.4        $ 10.5        $   (0.3)      $ 165.7
EBITDA                             (25.2)             ---        (4.2)         (2.7)            ---         (32.1)
Assets                             632.3              ---        57.3         189.0             ---         878.6
Capital expenditures               120.3              ---         8.8           1.8             ---         130.9


EBITDA for all reportable segments differs from consolidated loss before income taxes reported in the Company's consolidated statements of operations as follows (in thousands of U.S. dollars):

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                       1999          1998          1999           1998
                                                       ----          ----          ----           ----
         EBITDA                                    $       692    $  (10,625)  $    (5,955)  $   (32,143)
         Reconciling items:
           Depreciation and amortization               (41,586)      (14,658)     (102,796)      (37,011)
           Charge for acquired IPR&D                         -       (13,400)            -       (40,400)
           Interest expense                            (59,364)      (18,722)     (120,850)      (38,193)
           Interest income                              19,743         4,747        32,541        11,391
           Other income (expense), net                  (1,058)         (301)         (796)          703
           Gain (loss) on sale of investments              (12)        5,647          (632)        5,647
                                                    -----------    ---------    -----------   -----------
         Loss before income taxes                   $  (81,585)   $  (47,312)   $ (198,488)   $ (130,006)
                                                    ===========   ===========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR SUCH PERIOD, AND (3) OUR UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 AND FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 INCLUDED IN OUR FORM 10-Q FOR EACH OF THE QUARTERS THEN ENDED, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q AND OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

We are the leading independent global provider of Internet and eCommerce solutions to businesses. As an Internet Super Carrier, or ISC, we offer global distribution of PSINet services through wholly-owned subsidiaries, supported by local language customer service and a worldwide fiber optic network capable of speeds of over three terabits. We define the elements of an ISC to include:

o Multiple eCommerce Web hosting centers - We currently have or are building eCommerce Web hosting centers in key financial and business centers around the world, including Atlanta, Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, Sao Paulo, Toronto, Tokyo and Washington, D.C.;

o Extensive global distribution - We have over 1,000 sales personnel and over 2,500 value added resellers, or VARs, systems integrators and Web design professionals in 22 countries throughout the world;

o Global brand name recognition - Our brand name is increasingly recognized throughout the world for Internet-protocol services and applications that meet the needs of business customers, supported by local language sales, provisioning and service; and

o Worldwide fiber network and related optronic equipment - We operate one of the largest global data communications networks that enables or in the future is expected to enable our customers to connect to the Internet and access their corporate networks and systems resources from most of the world's major business and population centers.

We offer a suite of value-added products and services that are designed to enable our customers to maximize utilization of the Internet to communicate more efficiently with their customers, suppliers, business partners and remote office locations. We conduct our business through operations organized into four geographic operating segments--U.S./Canada, Latin America, Europe and Asia/Pacific. Our services and products include access services that offer dedicated, dial-up, wireless and digital subscriber line, or DSL, connections, Web hosting services, intranets, virtual private networks, or VPNs, electronic commerce, or eCommerce, voice-over-Internet protocol, email and managed security services. We also provide wholesale and private label network connectivity and related services to other Internet service providers, known as ISPs, and telecommunications carriers to further utilize our network capacity.

We provide Internet connectivity and Web hosting services to customers in 90 of the 100 largest metropolitan statistical areas in the U.S. and in 17 of the 20 largest global telecommunications markets and are currently operating in 22 countries. We have operations in four separate geographic segments, structured as follows: (1) U.S./Canada; (2) Latin America (Argentina, Brazil, Chile, Mexico, and Panama); (3) Europe (Austria, Belgium, France, Germany, Hungary, Italy, Luxembourg, the Netherlands, Spain, Switzerland, and the United Kingdom); and (4) Asia/Pacific (Australia, Hong Kong, Japan and the Republic of Korea). We typically enter a new market through the acquisition of an existing company within the particular market, and then further expand through a combination of organic growth supplemented by further acquisitions. Revenue from non-U.S. operations as a percentage of consolidated results comprised 53% of revenue in the third quarter of 1999, which is consistent with the 51% of revenue generated by non-U.S. operations in the second quarter of 1999. By comparison, non-U.S. operations comprised 40% of revenue for all of 1998.

We operate one of the largest global commercial data communications networks. Our Internet-optimized network extends around the globe and is connected to over 700 sites, called points of presence or POPs, situated throughout our geographic operating regions that enable our customers to connect to the Internet. Our network reach allows our customers to access their corporate network and systems resources through local calls in over 150 countries. We further expand the reach of our network by connecting with other large ISPs at 163 points through 67 contractual arrangements, called peering agreements that permit the exchange of information between our network and the networks of our peering partners. As part of our ISC strategy, we have opened four global Internet hosting facilities in the U.S., Switzerland, Canada and the United Kingdom containing a total of approximately 125,000 square feet. Most recently, we opened a second Internet hosting facility in the U.S. in New York in October 1999 and currently anticipate opening an additional Internet hosting facility in Los Angeles in November 1999, which contain an aggregate total for both hosting facilities of approximately 55,000 square feet. We have two network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

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

As part of our ongoing efforts to further expand and enhance our network, we have acquired or agreed to acquire significant amounts of global telecommunications bandwidth in order to build a worldwide fiber optic network capable of speeds of over three terabits. These include long-term rights, typically for ten years or more called indefeasible rights of use, or IRUs, or other rights, in dark fiber, lit fiber, and satellite transponder capacity. The acquisition of these telecommunications bandwidth assets has increased our network capacity by a substantial magnitude while reducing significantly our data communications and operations costs per equivalent mile. The increased network capacity should enable us to expand our offering of higher-speed or more bandwidth intensive Internet and Internet-related services to a larger customer base.

We provide our customers with different types of connectivity products to the Internet based upon their needs and demands. Some of our customers are served through DSL technology, which is an alternative technology for local loop access using existing copper infrastructure. DSL is a single connectivity solution, of which there are many, that our customers may choose. We will provide DSL technology, along with wireless and other new technologies that provide competitive advantages to our customers in meeting their existing and evolving service requirements. The continued migration of customers to DSL as a solution could impact our revenue mix, but in the aggregate we expect greater customer growth, and therefore greater revenue growth, to be generated from our offering of DSL connectivity services, although we cannot assure you that our DSL services will gain market acceptance or that such growth will occur.

ISSUANCE OF 11% SENIOR NOTES

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

PENDING ACQUISITION OF TRANSACTION NETWORK SERVICES, INC.

On August 22, 1999, we entered into a definitive agreement, as amended on October 14, 1999, to acquire Transaction Network Services, Inc. (NYSE: TNI). Under the terms of the merger agreement, the aggregate consideration to be paid to TNI shareholders consists of up to $351.2 million in cash and up to
7.8 million shares (assuming the exercise of all of the currently exercisable TNI stock options, which was approximately 1.4 million at September 30, 1999) of PSINet common stock, which represents an aggregate value of up to approximately $708.0 million, assuming a price per share of PSINet common stock of $45.719. Additionally, the obligations outstanding under TNI's Revolving Credit Facility, which was $62.0 million at September 30, 1999, will be repaid as a condition to closing. TNI shareholders may elect to receive cash, PSINet stock, or both cash and shares, subject to adjustments. The amount of cash paid and shares of PSINet stock issued in the TNI merger are contingent upon the ultimate number of outstanding TNI stock options exercised prior to closing. Completion of the TNI merger is expected in late November 1999 and is subject to a number of conditions, including receipt of TNI shareholder approval and regulatory approvals.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

REVENUE. We generate revenue primarily from the sale of Internet access, eCommerce and related services to businesses. Revenue was $140.6 million for the three months ended September 30, 1999, an increase of $73.0 million, or 108%, from $67.6 million for the three months ended September 30, 1998 and an increase of $16.8 million, or 14%, over the $123.8 million for the three months ended June 30, 1999. Revenue was $369.3 million for the nine months ended September 30, 1999, an increase of $203.6 million, or 123%, from $165.7 million for the nine months ended September 30, 1998. Revenue growth of 14% from the second quarter of 1999 consisted of organic (internally generated) growth of 10% and growth from acquisitions of 4%. Our internally generated revenue growth is attributable to a number of factors, including an increase in the number of business customer and ISP accounts and an increase in the average annual revenue realized per new business customer account, which are offset by a decrease in hardware sales to customers. While most revenue is recurring in nature, from time to time we generate non-recurring revenue from consulting and other arrangements that may or may not continue in the future. To date, such amounts have not been material to revenue.

Our business customer account base increased by 71% to 79,900 business accounts at September 30, 1999 from 46,700 business accounts at September 30, 1998. By comparison, at June 30, 1999, we had 73,400 accounts. Of the total business account growth from September 30, 1998, 20,085 accounts were attributable to the existing customer base of the companies we acquired. Accounts outside the U.S. represented 60% of our customer account base at September 30, 1999, compared to 51% at September 30, 1998. The total number of our Carrier and ISP customers grew to 644 at September 30, 1999, and, together with our small office/home office ("SOHO") and consumer customers, provided service to 1.2 million customers. This compares with 141 Carrier and ISP customers and 665,000 SOHO and consumer customers at September 30, 1998. Average annual new contract value for business accounts increased to $6,700 for the three months ended September 30, 1999 from $5,900 for the three months ended September 30, 1998 and $6,000 for the full year 1998, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. The average annual new contract value for the current quarter represents a decrease in comparison to the $7,300 average annual value for the quarter ended June 30, 1999, due to the effect of non-U.S. acquisitions in some less mature business markets. Our business account retention rate remained strong for the third straight quarter in a row at 80% for the three months ended September 30, 1999 and compared with a full-year retention rate in 1998 of 79%.

DATA COMMUNICATIONS AND OPERATIONS. Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. Data communications and operations expenses were $97.5 million (69.4% of revenue) for the three months ended September 30, 1999, an increase of $45.6 million, or 87.9%, from $51.9 million (76.8% of revenue) for the three months ended September 30, 1998. Data communications and operations expenses were $259.9 million (70.4% of revenue) for the nine months ended September 30, 1999, an increase of $129.4 million, or 99.1%, from $130.5 million (78.8% of revenue) for the nine months ended September 30, 1998. The increase in expenses related principally to increases in:

o    the number of leased backbone, dedicated customer and dial-up circuits;

o expenditures for additional primary rate interface, or PRI, circuits to support the growth of our Carrier and ISP customer business;

o personnel costs resulting from the expansion of our network operations, customer support and field service staff, including through acquisitions; and

o    operating and maintenance charges on telecommunications bandwidth.

Our dedicated access customer account base grew to 21,400 at September 30, 1999 from 11,400 at September 30, 1998, an increase of 87.7%. Comparing the third quarter of 1999 to the third quarter of 1998, backbone circuit costs increased $10.6 million, or 84.3%, dedicated customer circuit costs increased $7.5 million, or 69.3%, PRI expense increased $8.9 million, or 96.5%, personnel and related operating expenses associated with network operations, customer support and field service increased $10.3 million, or 84.4% and operating and maintenance charges on our bandwidth increased $1.4 million, or 208%. Circuit costs relating to our new and expanded POPs and PRIs generally are incurred by us in advance of obtaining customers and resulting revenue. Historically, the organic growth of our Carrier and ISP customer business is highest beginning late in the fourth quarter due to seasonal impacts from holiday sales of computers. In order to prepare for this demand, in addition to improving service to existing customers, we have expended a considerable amount of effort during the past six months in building an inventory of PRIs. As a result, our monthly direct costs in the U.S. for PRIs has increased from approximately $3.0 million in the month of March 1999 to approximately $5.0 million in the month of September 1999. Based on current capacity and customer usage rates, we believe that we are now able to service approximately twice as many dial-up customers in the U.S. than we currently service with these PRIs.

Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will continue to decrease over time as a percentage of revenue as we acquire network bandwidth under IRU or capital lease agreements due to decreases in unit costs as a result of continued increases in network utilization. Network bandwidth acquired under IRU or capital lease agreements is recorded as an asset and amortized over its useful life. This will, in turn, result in an increase in the operations and maintenance expense component of data communications costs, increases in costs for other leased circuits connected to the bandwidth, as well as increases in depreciation and amortization expense over the useful life of the bandwidth, typically 10 to 20 years.

SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. Sales and marketing expenses were $27.5 million (19.5% of revenue) for the three months ended September 30, 1999, an increase of $12.8 million, or 87.2%, from $14.7 million (21.8% of revenue) for the three months ended September 30, 1998. Sales and marketing expenses were $68.0 million (18.4% of revenue) for the nine months ended September 30, 1999, an increase of $30.1 million, or 79.4%, from $37.9 million (22.9% of revenue) for the nine months ended September 30, 1998. The increase is principally attributable to costs associated with the expansion of our sales force internationally in conjunction with our growth and acquisitions, implementation of our newly regionalized sales and marketing organization in the U.S. and to advertising costs, including costs associated with our naming rights and sponsorship agreements for PSINet Stadium with the Baltimore Ravens of the National Football League and the launch of our NFL television advertising campaign.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. General and administrative expenses were $14.8 million (10.6% of revenue) for the three months ended September 30, 1999, an increase of $3.2 million, or 27.6%, from $11.6 million (17.1% of revenue) for the three months ended September 30, 1998 which resulted from approximately $4.4 million increase relating to general and administrative expenses of companies acquired after September 30, 1998, a decrease of organic expenses of approximately $0.5 million and a decrease of approximately $0.7 million relating to the reversal of certain acquisition related liabilities.

General and administrative expenses were $47.3 million (12.8% of revenue) for the nine months ended September 30, 1999, an increase of $17.9 million, or 60.7%, from $29.4 million (17.8% of revenue) for the nine months ended September 30, 1998. The increase resulted from an approximately $11.7 million increase relating to general and administrative expenses of companies acquired after September 30, 1998 and an increase of expenses relating to our organic growth of approximately $6.9 million due to the addition of management staff and other related operating expenses across our organization. We are finalizing plans to consolidate most of our Virginia locations into one facility. As a result, various costs associated with the termination of various facility leases and the relocation of employees are likely to be incurred over the next two quarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs were $41.6 million (29.6% of revenue) for the three months ended September 30, 1999, an increase of $26.9 million, or 184%, from $14.7 million (21.7% of revenue) for the three months ended September 30, 1998. Depreciation and amortization costs were $102.8 million (27.8% of revenue) for the nine months ended September 30, 1999, an increase of $65.8 million, or 178%, from $37.0 million (22.3% of revenue) for the nine months ended September 30, 1998.

Depreciation and amortization costs have increased as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, and depreciation and amortization of tangible and intangible assets related to business acquisitions. We anticipate that our depreciation and amortization expenses will continue to increase significantly as we acquire network bandwidth under IRU or capital lease agreements, and as we record depreciation and amortization on tangible and intangible assets related to business combinations and expansion of our operations. In connection with finalizing our plans to consolidate most of our Virginia locations into one facility, the useful lives of certain of our assets may be shortened over the next two quarters.

Our rapid growth over the past year through acquisitions and through the expansion of our global data communications network has led to a significant increase in the carrying value of our tangible and intangible assets. In conjunction with the process of integrating these assets into our business, we may identify opportunities where we can streamline our operations and improve network quality through the elimination of redundant or underperforming assets. Our ongoing integration actions and other steps aimed at reducing our cost structure may lead to charges or to adjustments to the depreciable lives of our assets in the future.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The results for the nine months ended September 30, 1999 include no charges for acquired in-process research and development related to acquisitions completed during the period. The results for the nine months ended September 30, 1998 include a $40.4 million charge (24.4% of revenue) for acquired in-process research and development. The charges in 1998 were based on independent valuations and reflect technologies acquired prior to technological feasibility and for which there was no alternative future use. We are in the process of finalizing valuations for 1999 acquisitions and the allocation of the purchase price for such acquisitions is preliminary. We expect that final allocations for material acquisitions will be completed before the 1999 results are finalized. We do not expect any change in the current allocation, including any charge for acquired in-process research and development, to have a material impact on our results of operations.

We have recently engaged an independent third party to determine the allocation of the total purchase price of our pending acquisition of TNI and other 1999 completed acquisitions. The preliminary evaluation for TNI indicates there are the following intangible assets present: existing technology including software, patents, unpatented technology and know-how, tradenames, customer contracts and relationships, existing workforce and goodwill, with useful lives from five to 20 years, and approximately $35.0 million of purchased in-process research and development. To the extent that a different portion of the purchase price is allocated to in-process research and development, a different charge against operating results would be recognized in the fourth quarter of 1999, the period in which the TNI merger is expected to be completed. Such charge may be material.

INTEREST EXPENSE. Interest expense was $59.4 million (42.2% of revenue) for the three months ended September 30, 1999, an increase of $40.6 million, or 217%, from $18.7 million (27.7% of revenue) for the three months ended September 30, 1998. Interest expense was $120.9 million (32.7% or revenue) for the nine months ended September 30, 1999, an increase of $82.7 million, or 216%, from $38.2 million (23.0% of revenue) for the nine months ended September 30, 1998. The increase was due to interest related to our 10% senior notes issued in April 1998, 11 1/2% senior notes issued in November 1998 and 11% senior notes issued in July 1999, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements.

INTEREST INCOME. Interest income was $19.7 million (14.0% of revenue) for the three months ended September 30, 1999, an increase of $15.0 million, or 316%, from $4.7 million (7.0% of revenue) for the three months ended September 30, 1998. Interest income was $32.5 million (8.8% of revenue) for the nine months ended September 30, 1999, an increase of $21.2 million, or 186%, from $11.4 million (6.9% of revenue) for the nine months ended September 30, 1998. The increase was due to interest received on the net proceeds of our various financing activities during 1998 and 1999, which we invest in short-term investment grade and government securities until such time as we use them for other purposes.

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND LOSS PER SHARE. Our net loss available to common shareholders for the three months ended September 30, 1999 was $87.7 million, or $1.35 basic and diluted loss per share, an increase of $39.6 million, or 82.2%, from a net loss available to common shareholders for the three months ended September 30, 1998 of $48.1 million, or $0.93 basic and diluted loss per share. Our net loss available to common shareholders was $208.9 million, or $3.48 basic and diluted loss per share, for the nine months ended September 30, 1999, an increase of $76.6 million, or 57.8%, from $132.4 million, or $2.70 basic and diluted loss per share, for the nine months ended September 30, 1998.

The primary reasons for the increase were:

o    operating losses from certain acquired businesses;

o    an increase in interest expense due to the issuance of our senior notes;

o acquisitions of fiber-based and satellite telecommunications bandwidth, leading to an increase in depreciation, personnel and other operating costs to manage the bandwidth;

o an increase in depreciation and amortization related to acquisitions, offset by the reduction in charges for acquired in-process research and development; and

o    an increase in expenditures for dial-up circuits (e.g., PRIs).

The return to preferred shareholders is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same for each period presented.

SEGMENT INFORMATION

Our operations are organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific. Latin America became a new segment in 1999 as a result of acquisitions.

We evaluate the performance of our operating segments and allocate resources to them based on revenue and EBITDA, which we define as earnings (losses) before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development. Since acquisitions are such an integral part of the growth of our business over the last year, the following table highlights the components of our revenue growth by breaking it into organic and acquisitive growth.

Key changes in the metrics we report in our segment disclosure footnote are as follows:


                                                    U.S./CANADA    LATIN AMERICA   EUROPE     ASIA/PACIFIC    TOTAL
                                                    -----------    -------------   ------     ------------    -----
Revenue growth - 3Q98 to 3Q99                                 53%              **      108%          386%       108%

Revenue growth - YTD98 to YTD99                               57%              **      130%          816%       123%

EBITDA as % of Revenue - 3Q99                                (7)%             15%        -%           14%         1%
EBITDA as % of Revenue - 3Q98                               (13)%              **     (12)%         (39)%      (16)%

EBITDA as % of Revenue - YTD99                               (8)%             18%      (5)%           12%       (2)%
EBITDA as % of Revenue - YTD98                              (19)%              **     (17)%         (26)%      (19)%

Asset growth - 9/30/98 to 9/30/99                            292%              **      491%           95%       276%

Capital expenditure growth -- 3Q98 to 3Q99                   161%              **      519%          907%       212%

Capital expenditure growth -- YTD98 to YTD99                 139%              **      631%         1433%       191%

** Latin America is new in 1999 as a result of acquisitions.

All of our operating segments have experienced significant changes in revenue, EBITDA, assets and capital expenditures during 1999 as compared with 1998 due to organic growth, to significant acquisitions primarily outside of the U.S. and to investments in our network as described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our loss from operations differs from EBITDA only by depreciation and amortization and the charge for acquired in-process research and development; therefore, loss from operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

We historically have had losses from operations, which have been funded primarily through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuance of debt and equity securities. In 1999, we have to date received net proceeds of approximately $1.9 billion from debt and equity financings. At September 30, 1999, we had $1.7 billion of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Cash flows used in operating activities were $203.5 million and $76.9 million for the nine months ended September 30, 1999 and 1998, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both of these nine-month periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets. Operating cash flows in 1999 also include the $48.0 million arbitration award payment.

Cash flows used in investing activities were $1.2 billion and $326.0 million for the nine months ended September 30, 1999 and 1998, respectively. Investments in certain businesses resulted in the use of $238.5 million of cash for the nine months ended September 30, 1999, net of cash acquired. Investments in our network and facilities during the first nine months of 1999 resulted in total additions to fixed assets of $380.8 million. Of this amount, $127.9 million was financed under vendor or other financing arrangements, $35.7 million of non-cash additions related to the OC-48 bandwidth acquired from IXC Internet Services, Inc. ("IXC"), and $217.2 million was expended in cash. For the nine months ended September 30, 1998, total additions were $130.9 million, of which $54.9 million was financed under equipment financing agreements, $27.4 million of non-cash additions related to the OC-48 bandwidth acquired from IXC and $48.6 million was expended in cash. Purchases of short-term investments during the first nine months of 1999 were an aggregate of $1.07 billion, offset by proceeds from the sale and maturity of short-term investments of $262.6 million. Purchases of short-term investments during the nine months of 1998 were an aggregate of $247.2 million offset by proceeds from the sale and maturity of short-term investments of $200.0 million. Investing cash flows in the first nine months of 1999 and 1998 were increased by $25.0 million and decreased by $106.2 million, respectively, from changes in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $1.88 billion and $654.2 million for the nine months ended September 30, 1999 and 1998, respectively. In the first nine months of 1999, we received $1.28 billion from the issuance of notes payable and $742.0 million from equity offerings. In the first nine months of 1998, we received net proceeds from the issuance of notes payable of $718.6 million. We made repayments aggregating $152.7 million and $67.1 million for the nine months ended September 30, 1999 and 1998, respectively, on our lines of credit, capital lease obligations and notes payable. During the nine months ended September 30, 1999 and 1998, we received proceeds from the exercise of stock options of $11.2 million and $4.6 million, respectively.

CAPITAL STRUCTURE

Our capital structure at September 30, 1999 consisted of a revolving credit facility, other lines of credit, capital lease obligations, senior notes, convertible preferred stock and common stock.

Total borrowings at September 30, 1999 were $2.5 billion, which included $0.1 billion in current obligations and $ 2.4 billion in long-term debt, capital lease obligations and notes payable.

We have a senior secured revolving credit facility that expires on September 29, 2001 and has an aggregate principal amount of $110.0 million. At September 30, 1999, no amounts were outstanding, $9.7 million was being utilized for letters of credit, and $100.3 million was available to draw under the credit facility.

In addition, as of September 30, 1999, $293.5 million was available for purchases of equipment and other fixed assets under various other financing arrangements, after designating $27.0 million of payables for various equipment purchases that we intend to finance under these agreements.

Our bank financing arrangements, which are secured by substantially all of our assets, require us to satisfy many financial covenants such as those relating to consolidated revenue, leverage, liquidity and EBITDA (as defined therein), and prohibit us from paying cash dividends and repurchasing our capital stock without the lender's consent. In particular, we are prohibited from permitting:

o consolidated revenue for the period of four consecutive fiscal quarters to be less than $285.0 million during the six month period beginning June 30, 1999, $350.0 million during the six month period beginning December 31, 1999, $425.0 million during the six month period beginning June 30, 2000, and $500.0 million on December 31, 2000 and thereafter;

o the ratio of consolidated debt minus cash, excluding cash escrowed with respect to the payment of obligations, to annualized consolidated revenue for the most recent fiscal quarter for which financial statements have been delivered, as adjusted to give pro forma effect to any acquisitions completed during or after such fiscal quarter, to exceed 2.5 to 1 at any time;

o the sum of cash (excluding cash escrowed with respect to the payment of obligations) and available borrowing capacity under our credit facility at any time to be less than $100.0 million; and

o EBITDA (as defined therein) to be less than ($15.0) million, $0, $15.0 million, $25.0 million, $40.0 million and $50.0 million for the period of four consecutive fiscal quarters ending on each of September 30, 1999, December 31, 1999, March 31, 2000, June 30, 2000, September 30, 2000 and
     December 31, 2000, respectively.

At September 30, 1999, we were in compliance with all such covenants.

At September 30, 1999, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005, $350.0 million aggregate principal amount of 11 1/2 % senior notes due 2008 and $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009. We have on deposit in an escrow account restricted cash and short-term investments of $66.7 million to fund, when due, the next two semi-annual interest payments on the 10% senior notes.

The indentures governing each of the senior notes contain many covenants with which we must comply relating to, among other things, the following matters:

o a limitation on our payment of cash dividends, repurchase of capital stock, payment of principal on subordinated indebtedness and making of certain investments, unless after giving effect to each such payment, repurchase or investment, certain operating cash flow coverage tests are met, excluding permitted payments and investments;

o a limitation on our incurrence and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to
     6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding permitted incurrences of debt;

o a limitation on our incurrence and our subsidiaries' incurrence of liens, unless the 10% senior notes, the 11 1/2% senior notes and the 11% senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding permitted liens;

o a limitation on the ability of any of our subsidiaries to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on their capital stock, payment of indebtedness owed to us or to any of our other subsidiaries, making of investments in us or in any of our other subsidiaries, or transfer of any of their properties or assets to us or any of our other subsidiaries, excluding certain permitted encumbrances and restrictions;

o a limitation on certain mergers, consolidations and sales of assets by us or our subsidiaries;

o    a limitation on transactions with our affiliates;

o a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the 10% senior notes, the 11 1/2% senior notes and the 11% senior notes on the same terms as the guarantee of such indebtedness;

o    a limitation on sale and leaseback transactions by us or our subsidiaries;

o    a limitation on issuances and sales of capital stock of our subsidiaries;
     and

o a limitation on the ability of us or our subsidiaries to engage in any business not substantially related to a telecommunications business.

At September 30, 1999, we were in compliance with all such covenants.

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

At closing, the purchasers of the Series C Preferred Stock deposited approximately $85.8 million into an account established with a deposit agent ("Deposit Account"). The Deposit Account is not an asset of ours. Funds in the Deposit Account will be paid to the holders of the Series C Preferred Stock each quarter in the amount of $0.84375 per share in cash or may be used, at our option, to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C Preferred Stock in lieu of cash payments. Holders of Series C preferred stock received a quarterly interest payment from the Deposit Account of approximately $7.8 million on August 15, 1999. The funds placed in the Deposit Account by the purchasers of the Series C Preferred Stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Deposit Account, we will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of approximately 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Deposit Account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C Preferred Stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable in cash or, at our option, in shares of our common stock at 95% of the market price of the common stock on that date. Under certain circumstances, we can elect to terminate the Deposit Account prior to May 15, 2002, at which time the remaining funds in the Deposit Account would be distributed to us and the Series C Preferred Stock would begin to accrue dividends.

Each share of Series C Preferred Stock is convertible at any time at the option of the holders thereof into 0.8017 shares of our common stock, equal to at an initial conversion price of $62.3675 per share, subject to adjustment upon the occurrence of specified events. The Series C Preferred Stock is redeemable, at our option, at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends) on or after November 15, 2000 and prior to May 15, 2002 if the trading price for the Series C Preferred Stock exceeds $124.74 per share for a specified trading period. Additional payments will also be made from the Deposit Account or by us to the holders of the Series C Preferred Stock if we redeem Series C Preferred Stock under the foregoing circumstances. Except in the foregoing circumstances, we may not redeem the Series C Preferred Stock prior to May 15, 2002. Beginning on May 15, 2002, we may redeem shares of Series C Preferred Stock at an initial redemption premium of 103.857% of the liquidation preference, declining to 100.00% on May 15, 2006 and thereafter, plus in each case all accumulated and unpaid dividends to the redemption date. We may effect any redemption, in whole or in part, at our option, in cash by delivery of fully paid and nonassessable shares of our common stock or a combination thereof (subject to applicable law), by delivering notice to the holders of the Series C Preferred Stock.

In the event of a change of control of PSINet (as defined in the charter amendment designating the Series C Preferred Stock), holders of Series C Preferred Stock will, if the market value of our common stock at such time is less than the conversion price for the Series C Preferred Stock, have a one time option to convert all of their outstanding shares of Series C Preferred Stock into shares of our common stock at an adjusted conversion price equal to the greater of (1) the market value of our common stock as of the date of the change in control and
(2) $38.73. In lieu of issuing shares of common stock issuable upon conversion in the event of a change of control, we may, at our option, make a cash payment equal to the market value of the common stock otherwise issuable.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

As of September 30, 1999, we had commitments to certain telecommunications vendors under operating lease agreements totaling $152.8 million payable in various years through 2011. Additionally, we have various agreements to lease office space, facilities and equipment and, as of September 30, 1999, we were obligated to make future minimum lease payments of $53.5 million under such non-cancelable operating leases expiring in various years through 2009.

Under the terms of the merger agreement, the aggregate consideration to be paid to TNI shareholders consists of up to $351.2 million in cash and up to
7.8 million shares (assuming the exercise of all of the currently exercisable TNI stock operations, which was approximately 1.4 million at September 30,
1999) of PSINet common stock, which represents an aggregate value of up to approximately $708.0 million, assuming a price per share of PSINet common stock of $45.719. Additionally, obligations outstanding under TNI's Revolving Credit Facility, which was $62.0 million at September 30, 1999, will be repaid as a condition to closing.

For most of our acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $71.4 million at September 30, 1999, the majority of which is reported in other liabilities.

In connection with our previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 19 years totaling approximately $81.7 million.

In order to maintain our competitive position, enhance our capabilities as an Internet Super Carrier and continue to meet the increasing demands for service quality, availability and competitive pricing, we expect to make significant capital expenditures. At September 30, 1999, we were obligated to make future cash payments that total $240.5 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. At September 30, 1999, we were obligated to make capital expenditures for such equipment of $242.0 million. In addition, we currently are obligated to make expenditures in connection with our build-out of new eCommerce Web hosting centers in key financial and business centers throughout the world of approximately $61.8 million. As a result of the foregoing, we currently believe that our capital expenditures in 1999 will be substantially greater than those in 1998 and that, as a result of the completion of our recent debt and equity offerings, our capital expenditure program will be accelerated. This may occur as we continue to execute our expansion strategy in the 20 largest global telecommunications markets and beyond.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international data communications network and eCommerce Web hosting centers, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other working capital, working capital from existing credit facilities, from capital lease financings, from the proceeds of our recent debt and equity offerings and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. We cannot assure you, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements. We regularly review our capital commitments and needs and the availability of financing through institutional sources and the capital markets. We expect to pursue opportunities to raise additional capital from time to time as we determine to be advisable based upon our capital needs, financing capabilities and market conditions.

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

We anticipate that we will continue to seek to develop relationships with strategic partners, both domestically and internationally, and to acquire assets, including, without limitation, additional telecommunications bandwidth, and businesses and make investments (including venture capital investments) principally relating to or complementary to our existing businesses. Certain of these strategic relationships may involve other telecommunications companies that desire to enter into joint marketing and services arrangements with us pursuant to which we would provide Internet and Internet-related services to such companies. Such transactions, if deemed appropriate by us, may also be effected in conjunction with an equity or debt investment by such companies in us. Such relationships and acquisitions may require additional financing and may be subject to the consent of our lenders and other third parties.

DERIVATIVES AND FOREIGN CURRENCY EXPOSURE

We have not entered into any material financial instruments to serve as hedges against certain financial and currency risks or for trading. However, as a result of the recent increase in our foreign operations and the issuance of our Euro-denominated 11% senior notes, we may begin to use various financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. We do not intend to use derivative financial instruments for speculative purposes. Foreign currency exchange contracts would be used to mitigate foreign currency exposure and with the intent of protecting the U.S. dollar value of certain currency positions and future foreign currency transactions. Interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, all such instruments would involve risk, including the risk of nonperformance by counterparties. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

RISKS ASSOCIATED WITH YEAR 2000

The commonly referred to Year 2000 or Y2K problem results from the fact that many existing computer programs and systems use only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other processing involving the Year 2000 or a later date. We have identified two main areas of Y2K risk:

o Internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

o Computer systems or embedded chips of third parties including, without limitation, financial institutions, suppliers, vendors, landlords, customers, international suppliers of telecommunications services and others, could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

We developed detailed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they are Y2K compliant. A third party consultant performed an assessment of our U.S. internal systems (e.g., accounting, billing, customer support and network operations) to determine the status of their Y2K compliance. The assessment recommended that some minor changes were necessary. We believe that no material changes or modifications to our internal systems are required to achieve Y2K compliance. We have developed a test bed of our U.S. internal systems to implement and complete testing of the requisite minor changes. We believe that our U.S. internal systems are presently Y2K ready. We have completed an inventory of our internal systems that we use outside of the United States to determine the status of their Y2K compliance. For our international operations, we have plans to upgrade or, if necessary, replace components of our internal systems to ensure they are Y2K compliant. We anticipate that our international operations, excluding businesses acquired in the fourth quarter, will be Y2K compliant during the fourth quarter of 1999. To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we have established a network operations team. This team of operational staff have completed inventories of our network equipment (software and hardware) and have found no material Y2K compliance issues. We believe that all equipment currently being purchased for use in the PSINet network is Y2K compliant. Any existing equipment that is not Y2K compliant is in the process of being made Y2K compliant through minor changes to the software or hardware or, in limited instances, replacement of the equipment. We believe that our network is presently Y2K compliant. In addition to administering the implementation of necessary upgrades for Y2K compliance, our network team has developed a contingency plan to address potential problems that may occur with our network as we enter the year 2000. We believe that, as a result of our detailed assessment and completed modifications, the Y2K issue will not pose significant operational problems for us. However, if the requisite modifications and conversions are not made, or not completed in a timely fashion, it is possible that the Y2K problem could have a material impact on our operations.

We have, and will continue to require, Y2K disclosures from all companies that we acquire in the fourth quarter of 1999. We believe that, as a result of due diligence performed and information gathered, the effect of the Y2K issues on the companies we acquire will not in the aggregate have a material impact on our operations. However, if such Y2K disclosures are not complete or required remediator actions are not taken by the acquired companies in a timely manner, it is possible that the Y2K problem could have a material impact.

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

In addition, we have identified, prioritized and are communicating with our suppliers, vendors, customers, lenders and other material third parties to determine their Y2K status and any probable impact on us. To date, our inquiries have not revealed any significant Y2K noncompliance issue affecting our material third parties. We will continue to monitor and evaluate our long-term relationships with our material third parties based on their responses to our inquiries and on information learned from other sources. If any of our material third parties are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses, our business could be materially adversely affected. Disruptions could include, among other things:

o    the failure of a material third party's business;

o    a financial institution's inability to take and transfer funds;

o    an interruption in delivery of supplies from vendors;

o    a loss of voice and data connections;

o    a loss of power to our facilities; and

o other interruptions in the normal course of our operations, the nature and extent of which we cannot foresee.

We will continue to evaluate the nature of these risks, but at this time we are unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, of such a risk may have on us. If any of our material third parties experience significant failures in their computer systems or operations due to Y2K non-compliance, it could affect our ability to process transactions or otherwise engage in similar normal business activities. For example, while we expect our internal systems, U.S. and non-U.S., to be Y2K ready in stages during 1999, we and our customers who communicate internationally will be dependent upon the Y2K-readiness of many non-U.S. providers of telecommunication services and their vendors and suppliers. If these providers and others are not Y2K ready, we and our customers will not be able to send and receive data and other electronic transmissions, which would have a material adverse effect on our revenues and business and that of our customers. While many of these risks are outside our control, we have identified and contacted our critical third party vendors and suppliers and are establishing contingency plans to remedy any potential interruption to our operations.

While we believe that we are adequately addressing the Y2K issue, we cannot assure you that our Y2K compliance effort will prevent every potential interruption or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues or financial position. We are uncertain as to our most reasonably likely worst case Y2K scenario and, although we have completed a contingency plan to handle reasonably foreseeable interruptions resulting from the Y2K problem, we cannot assure you that our contingency plan will be capable of adequately addressing every potential interruption that may occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999, we had other financial instruments consisting of cash, fixed and variable rate debt and short-term investments which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. However, as described elsewhere in this report, we recently issued fixed rate Euro 150.0 million aggregate principal amount of 11% senior notes which are subject to foreign currency exchange risk. The proceeds from the Euro senior notes are currently invested in Euro denominated cash and cash equivalents. A 10% change in the exchange rate for the Euro would impact quarterly interest expense by approximately $0.5 million and the carrying value of the Euro denominated notes and cash and cash equivalents would each change by approximately $16.0 million. We had no amounts outstanding under our credit facility at September 30, 1999. Annual maturities of our debt obligations at September 30, 1999, excluding capital lease obligations and our credit facility, were as follows: $1.7 million in 1999, $6.9 million in 2000, $4.1 million in 2001, $2.8 million in 2002, $1.2 million in 2003 and $2,166.6 million thereafter. At September 30, 1999, the carrying value of our debt obligations, excluding capital lease obligations, was $2,183.3 million and the fair value was $2,159.6 million. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at September 30, 1999 was

10.8%. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At September 30, 1999, all of our investments in debt securities are due to mature within twelve months and the carrying value of all of our investments approximates fair value. At September 30, 1999, $137.5 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Shareholders of the Company was held on September 28, 1999.

(b) Proxies representing 55,308,991 shares were received (total shares outstanding as of the Record Date were 64,963,700). The matters voted upon at the Special Meeting and the results of the voting as to each such matter are set forth below:

             (i) The approval of the proposed 1999 Employee Stock Purchase Plan and related 1999 International Employee Stock Purchase Plan.

                      Votes for        42,298,331
                      Votes against    654,754

             (ii) The approval of a proposal to allow shares of the Company's common stock to be issued as a dividend on the Company's 6 3/4% Series C cumulative convertible preferred stock.

                      Votes for        41,740,203
                      Votes against    1,185,283

             (iii) The approval of an amendment to the Company's Certificate of Incorporation allowing the Company to issue shares of one class or series of its stock as a distribution to holders of another class or series of its stock.

                      Votes for        41,281,609
                      Votes against    1,642,631

             (iv) The approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock from 280 million shares to 530 million shares, of which 500 million shares will be shares of common stock and 30 million will be shares of preferred stock.

                      Votes for        50,536,857
                      Votes against    4,683,967

             (v) The approval of amendments to the Company's Executive Stock Incentive Plan to increase the number of shares of common stock available for awards under the Executive Stock Incentive Plan from 11,800,000 shares to 15,800,000 shares.

                      Votes for        33,169,411
                      Votes against    9,756,810

             (vi) The approval of amendments to the Company's Strategic Stock Incentive Plan to increase the number of shares of common stock available for awards under the Strategic Stock Incentive Plan from 4,500,000 shares to 8,000,000 shares.

                      Votes for        28,411,178
                      Votes against    14,511,158

There were 12,276,737 broker non-votes in respect of each of the foregoing matters, with the exception of matter (iv) for which there were no broker non-votes.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith:

         Exhibit 2.1         Agreement and Plan of Merger, dated August 22, 1999, among PSINet,
                             PSINet Shelf I Inc. and Transaction Network Services, Inc.

         Exhibit 2.2         Amendment No. 1, dated October 14, 1999, to Agreement and Plan of
                             Merger dated August 22, 1999 among PSINet, PSINet Shelf I Inc. and
                             Transaction Network Services, Inc.

         Exhibit 4.1         Amendment No. 3, dated as of November 5, 1999, to Rights Agreement, dated as of May 8, 1996, between PSINet and First Chicago Trust
                             Company of New York, as Rights Agent

         Exhibit 10.1**      Employment Agreement dated as of October 1, 1999 between PSINet and
                             William L. Schrader

         Exhibit 10.2**      Employment Agreement dated as of October 1, 1999 between PSINet and
                             Harold S. Wills

         Exhibit 10.3**      Employment Agreement dated as of October 1, 1999 between PSINet and
                             Edward D. Postal

         Exhibit 11.1        Calculation of Basic and Diluted Loss per Share and Weighted
                             Average Shares Used in Calculation for the

                             Three Months Ended September 30, 1999

         Exhibit 11.2        Calculation of Basic and Diluted Loss per Share and Weighted
                             Average Shares Used in Calculation for the Nine Months Ended
                             September 30, 1999

         Exhibit 27*         Financial Data Schedule

         Exhibit 99.1        Risk Factors

                 * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement of which such exhibit relates.

                 ** Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to
                    Item 14(a)(3).

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K dated July 6, 1999 under which we filed a press release relating to an amendment of our senior secured revolving credit facility.

         We filed a Current Report on Form 8-K dated July 16, 1999 under which we filed a press release relating to our offering of $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009.

         We filed a Current Report on Form 8-K dated August 22, 1999 under which we filed a press release relating to our announcement of our pending acquisition of TNI.

         We filed a Current Report on Form 8-K dated August 22, 1999 under which we filed unaudited pro forma financial information relating to our pending acquisition of TNI and historical financial statements of TNI.

         We filed a Current Report on Form 8-K dated November 5, 1999 under which we filed a press release announcing an amendment to our Shareholder Rights Agreement.

                                   PSINET INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PSINET INC.


November 15, 1999                                             By: /s/ William L. Schrader
-------------------                                               -----------------------
        Date                                                      William L. Schrader
                                                                  Chairman, Chief Executive Officer
                                                                  and Director


November 15, 1999                                             By: /s/ Edward D. Postal
------------------                                                -----------------------
        Date                                                      Edward D. Postal
                                                                  Executive Vice President and
                                                                  Chief Financial Officer
                                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

         Exhibit
         Number                    Description of Exhibit                            Location
         ------                    ----------------------                            --------
         2.1         Agreement and Plan of Merger, dated August 22,    Incorporated by reference to Exhibit 2.1 to
                     1999, among PSINet, PSINet Shelf I Inc. and       PSINet's Current Report on Form 8-K dated
                     Transaction Network Services, Inc.                August 22, 1999 located under Securities and
                                                                       Exchange Commission File No. 0-25812

         2.2         Amendment No. 1, dated October 14, 1999, to       Incorporated by reference to Exhibit 2.2 to
                     Agreement and Plan of Merger dated August 22,     PSINet's Registration Statement on Form S-4
                     1999, among PSINet, PSINet Shelf I Inc. and       declared effective on October 20, 1999
                     Transaction Network Services, Inc.                located under Securities and Exchange
                                                                       Commission File No. 33-88325

         4.1         Amendment No. 3, dated as of November 5, 1999,    Incorporated by reference to Exhibit 4 to
                     to Rights Agreement, dated as of May 8, 1996,     PSINet's Registration Statement on Form 8-A/A
                     between PSINet and First Chicago Trust Company    dated November 5, 1999 located under
                     of New York, as Rights Agent                      Securities and Exchange Commission File No.
                                                                       0-25812

         10.1**      Employment Agreement dated as of October 1, 1999  Filed herewith between PSINet and William L. Schrader

         10.2**      Employment Agreement dated as of October 1, 1999  Filed herewith between PSINet and Harold S. Wills

         10.3**      Employment Agreement dated as of October 1, 1999  Filed herewith between PSINet and Edward D. Postal



         11.1  Calculation of Basic and Diluted Loss per Share and Weighted     Filed herewith
               Average Shares Used in Calculation for the Three Months Ended
               September 30, 1999

         11.2  Calculation of Basic and Diluted Loss per Share and Weighted     Filed herewith
               Average Shares Used in Calculation for the Nine Months Ended
               September 30, 1999

           27* Financial Data Schedule                                          Filed herewith

         99.1  Risk Factors                                                     Filed herewith

                 * Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement of which such exhibit relates.

                 ** Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to
                    Item 14(a)(3).