Form 10-K
period 1999-12-31
PSINET INC
filed 2000-03-22
CIK 940716

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

                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 2000, based upon the closing price of the Common Stock on The Nasdaq Stock Market for such date, was approximately
$8,721,285,625.

     The number of outstanding shares of the registrant's Common Stock as of March 3, 2000 was approximately 157,495,000.

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 28, 2000 and to be used in connection with the Annual Meeting of Shareholders expected to be held on May 15, 2000 are incorporated by reference in Part III of this Form 10-K.


================================================================================

                                  PSINET INC.

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
Part I

   Item 1.    Business...............................................................................   1

   Item 2.    Properties.............................................................................  31

   Item 3.    Legal Proceedings......................................................................  31

   Item 4.    Submission of Matters to a Vote of Security Holders....................................  31

Part II

   Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters..................  32

   Item 6.    Selected Financial Data................................................................  34

   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..  35

   Item. 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................  51

   Item 8.    Financial Statements and Supplementary Data............................................  52

   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  82

Part III

   Item 10.   Directors and Executive Officers of the Registrant.....................................  82

   Item 11.   Executive Compensation.................................................................  82

   Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................  82

   Item 13.   Certain Relationships and Related Transactions.........................................  82

Part IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  82

Signatures

Exhibits

                                    PART I

Item 1.  Business

     Some of the information contained in this Form 10-K, including under "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of this Form 10-K, contains forward-looking statements. These forward-looking statements may involve risks, uncertainties and other factors that may cause our actual results and performance to be materially different from the future results or performance expressed or implied by such statements. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" beginning on page 22 of this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

     Technical terms used in this Form 10-K that are important to an understanding of our business are defined in the glossary beginning on page 27 of this Form 10-K.

                                   BUSINESS

General

We are a leading global provider of Internet and eCommerce solutions to businesses. As an Internet Super Carrier (ISC), we offer a robust suite of products globally that enable our customers to utilize the Internet for mission critical applications carried over a worldwide fiber optic network that is capable of transmission speeds in excess of three terabits per second. We define the elements of an ISC to include:

 . Worldwide fiber network and related optronic equipment - We operate one of the largest global data communications networks. It is Internet optimized and built with PSINet's fiber, satellite and wireless facilities which circumnavigates the globe, and is designed to enable our customers to connect to the Internet and access their corporate networks and systems resources from most of the world's major business and population centers.

 . Multiple Internet and eCommerce hosting centers - We currently have open eight global Internet and eCommerce hosting centers located in Amsterdam, Herndon (Virginia/DC), La Chaux-de-Fonds (Switzerland), London, Los Angeles, New York City, Toronto and Tokyo. These data centers contain a total of approximately 250,000 square feet. In addition, we plan to open the following 12 global Internet and eCommerce hosting centers: eight in our U.S./Canada segment (Atlanta, Austin, Boston, Dallas, Loudoun (Virginia/DC), Miami, San Francisco and Toronto); two in our Europe segment (Berlin and Geneva); and two in our Asia/Pacific segment (Seoul and Sydney). These data centers are expected to range from 60,000 to 360,000 square feet each. Once all of these hosting facilities are completed, we will have more than 2 million square feet of state-of-the-art infrastructure in key financial and business centers around the world.

 . Full suite of products - We offer a full suite of Internet access and eCommerce products for corporate customers in 27 countries that not only allow them to access the Internet but also to host their mission critical business applications. We have a private label business unit, serving leading Internet Service Providers (ISPs) and telephone companies with Internet services supporting nearly 1 million consumers. In addition, through our Virtual ISP (VISP) programs, we provide a full private label solution to organizations who wish to offer Internet services to their customers, employees or members.

 .  Extensive global distribution - We have over 1,000 sales personnel and 2,500
   Value Added Resellers (VAR), systems integrators and Web design professionals throughout the world.

 . Global brand name recognition - Our brand name is increasingly recognized throughout the world for Internet and eCommerce services and applications that meet the needs of business customers, supported by local language sales, provisioning and service.

We offer a suite of value-added products and services that are designed to enable our customers, through their use of the Internet, to more efficiently transact and conduct eCommerce with their customers, suppliers, business partners and remote office locations. We provide Internet connectivity and Web hosting services to more than 91,000 corporate customers, which together with our ISP, carrier, small office/home office (SOHO) and consumer businesses around the world served over 2.0 million end users. Our services and products include dedicated, dial-up and digital subscriber line (DSL) Internet access services connections, Web hosting and collocation services, transaction network services, virtual private networks (VPNs), eCommerce solutions, voice-over-Internet protocol (IP), e-mail and managed security services. We also provide wholesale and private label network connectivity and related services to other ISPs and telecommunications carriers to further utilize our network capacity. We serve approximately 90 of the 100 largest metropolitan statistical areas in the U.S. have a presence in the 20 largest telecommunications markets globally and operate in 27 countries. We conduct our business through operations organized into five geographic operating segments - U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa

We operate one of the largest global commercial data communications networks. Our Internet-optimized network extends around the globe and is connected to more than 900 points of presence (POPs) that enable our customers to connect to the Internet. Our network reach allows our customers to access their corporate network and systems resources through local calls in over 150 countries. We expand the reach of our network by connecting with other large ISPs through contractual arrangements, called peering agreements, that permit the exchange of information between our network and the networks of our peering partners. We offer free peering to ISPs in more than 100 cities in the continental U.S., which provides each party with the opportunity to bypass the often congested and unreliable public exchange points, thereby improving overall network performance and customer satisfaction. We currently have eight global Internet and eCommerce hosting centers operating and plans to open 12 more. We also had three network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

Our mission is to build the premier global IP-based communications company. We have grown by using multiple sales channels, including direct sales and resellers, and by acquiring other ISPs and related businesses in key markets. We have increased revenues by providing services and products that enhance our customers' business processes by helping them to effectively use the Internet. We have embarked on an initiative to aggressively grow our hosting center business through the construction of more than $1.0 billion of new facilities.

For financial information relating to each of our geographic operating segments, see "Management's Discussion and Analysis of Financial Condition - Results of Operations-Segment Information" and Note 12 to our Consolidated Financial Statements included in Part II, Items 7 and 8 of this Form 10-K.

As a result of acquisitions in 1998 and 1999, we have amassed a significant number of consumer customers throughout our operating regions. Our primary strategic focus is on providing services to business customer and wholesale customers, and not to consumer customers. Accordingly, in February 2000 we announced that we have begun consolidating our worldwide retail consumer operations into a new retail business unit that will be run by an experienced management team and will consist of nearly 400 staff specialists in consumer sales, marketing and customer support, together with existing billing and customer support systems. This retail unit will initially serve approximately 400,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. We are currently assessing options on how to structure this business unit to maximize PSINet shareholder value.

In February 2000, we announced the launch of PSINet Ventures, a new corporate venture program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures will partner with innovative Internet entrepreneurs through direct minority equity investments, typically during early-and mid-stage financing. We will focus globally on application service providers (ASPs), content service providers (CSPs), eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that enhance PSINet's financial and competitive technology and service positions. The services for equity structure permits the start-up company to purchase any PSINet service, including managed web hosting and VISP services, in exchange for equity rather than cash.

During the past two years we have made significant acquisitions of fiber-based bandwidth and related equipment to enhance our network infrastructure and lower our per unit operating costs. In addition, we have acquired more than 60 companies throughout our five geographic operating regions, with many in the same countries where the result is an overlapping network infrastructure. Prior to the end of the first quarter of 2000, we expect to have completed and approved a plan that will be directed to eliminating redundancies, streamlining operations, and taking advantage of synergies created by our mergers and acquisitions process. We believe this will result in a restructuring charge in the quarter ending March 31, 2000.

Our principal executive offices are located at 510 Huntmar Park Drive, Herndon, Virginia, 20170. Our telephone number is (703) 904-4100.

Industry Overview

Overview. Internet access services is one of the fastest growing segments of the global telecommunication services market place. Internet access services represent the means by which ISPs interconnect either businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up and DSL access for individuals and small businesses, and high-speed dedicated access used primarily by mid-sized and larger organizations, including managed access (i.e., VPNs/intranets), shared and dedicated Web hosting, security services, and advanced applications such as IP-based voice, fax and video services. These services are being used by business customers to enhance productivity, ensure reliability and reduce costs.

The ISP market is segmented into large national or multinational ISPs (Tier 1
ISPs), which are typically full-service providers that own or control large networks and offer a broad range of Internet access and value-added services to businesses, and regional and local ISPs (Tier 2 and Tier 3 ISPs), which typically do not own any network, and offer a smaller range of products and services to both individuals and business customers and may specialize in the provision of one IP-based product or service. We are a Tier 1 ISP and are an Internet Super Carrrier. Tier 1 ISPs also provide wholesale services by reselling capacity on their networks to smaller regional and local ISPs, thereby enabling these smaller ISPs to provide Internet services on a private label basis without building their own facilities. Tier 1 ISPs exchange Internet traffic at multiple public peering points known as network access points and through private peering arrangements. As the number of ISPs has grown, Tier 1 ISPs have increased their requirements for peering arrangements thereby increasing the barriers to entry into the top tier. Tier 2 and Tier 3 ISPs generally rely on Tier 1 ISPs for Internet access and interconnection. The ISP market is highly fragmented with, according to industry sources, over 6,700 providers estimated to be doing business in the U.S. and Canada alone. Because of the low barriers to entry, there are many local and regional ISPs entering the market, which has caused the level of competition to intensify. In addition, there recently have been several acquisitions of large ISPs by multinational telecommunications companies seeking to offer a more complete package of telecommunications products to their customers.

Market Size and Growth. The Internet services market is forecast to continue its rapid growth for the foreseeable future. According to its 1999 survey, Gartner Group forecasts that worldwide revenues for Internet services will grow from $13.7 billion in 1998 to $42.5 billion in 2003. According to Gartner Group, in 1998, access services represented 87% or $14.8 billion of this total market.

Growth in demand for business connectivity is being driven by a number of factors, including an increase in online market penetration, particularly in the small- and medium-sized business segments, and increased use of the Internet by businesses. Specifically, Gartner Group estimates that business access services represented 41% or $6.9 billion of the total access services market in 1998, but will increase their percentage to 46% of the $49.4 billion total Internet access services market in 2003. In addition, as more businesses evolve from establishing an Internet presence to utilizing secure connectivity between geographically-dispersed locations, remote access to corporate networks and business-to-business commerce solutions, the demand for high quality Internet connectivity and value-added services is expected to grow. Gartner Group forecasts that worldwide web hosting services revenue will grow from $896 million in 1998 to $5.9 billion in 2003.

Reflecting the globalization of the Internet, Gartner Group estimates that 47% or $20.1 billion of the $42.5 billion access services opportunity in 2003 is expected to come from North America. It is estimated that Japan will represent 13% or $5.3 billion, the rest of Asia will represent 10% or $4.3 billion, Europe will represent 27% or $11.3 billion and the remainder of the world representing 4% or $1.2 billion. Gartner Group forecasts that, in North America, businesses will represent 36% of the total Internet access services market of $20.1 billion; in Japan, businesses will represent 54% of the total Internet access services market of $5.3 billion; in the rest of Asia, businesses will represent 53% of the total Internet access services market of $4.3 billion; in Europe, businesses will represent 80% of the total Internet access services market of $11.3 billion; and in the rest of the world, businesses will represent 80% of the total Internet access services market of $1.5 billion.

Growth in Business Use of the Internet. Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Currently, many businesses are utilizing the Internet as a lower-cost alternative to certain traditional telecommunications services. For example, many corporations are connecting their remote locations using intranets and VPNs to enable efficient communications with employees, customers and suppliers worldwide, providing remote access for a mobile workforce, reducing telecommunications costs by using value-added services such as IP-based fax and videoconferencing, and migrating legacy database applications to run over IP-based networks. Businesses of all sizes are demanding advanced, highly reliable solutions designed specifically to enhance productivity and improve efficiency. Moreover, businesses are seeking national and global ISPs that can securely and efficiently connect multiple, geographically-dispersed locations, provide global remote access capabilities and offer a full range of value-added services that meet their particular networking needs.

The PSINet Solution

We provide high quality global IP-based services and products that are tailored to meet the needs of businesses. We believe that the business market is particularly attractive due to its lower customer turnover characteristics, high revenue per user and, in international markets, early stage of development. In addition, we believe that within the business access marketplace there is a significant opportunity to upsell to higher service levels and provide additional value-added services as businesses grow from establishing basic Internet connectivity and corporate Web sites to utilizing the Internet, corporate intranets and VPNs for more advanced, mission-critical applications. We also believe that small- and medium-sized businesses will continue to seek to outsource certain information technology functions to Tier 1 ISPs to reduce costs and improve service levels. We believe that regional and local ISPs will continue to seek business relationships with large, Tier 1 ISPs that enable them to sell Internet connectivity services without making significant investments in facilities.

The PSINet Strategy

Our objective is to be one of the top three providers of Internet access services and related communications services and products in each of the 20 largest global telecommunications markets. The principal elements of our business strategy are summarized below:

 . Leverage Multiple Sales Channels. We are pursuing growth opportunities through multiple channels consisting of our direct sales force, a reseller and referral program and strategic alliances with selected telecommunications services and equipment suppliers, networking service companies, systems integrators and computer retailers. We have built a direct sales force, which, as of December 31, 1999, consisted of over 1,000 individuals worldwide, more than half of whom were employed outside of the U.S. As of December 31, 1999, our reseller and referral program consisted of over 2,500 resellers and referral sources. This program enables us to leverage the sales and marketing resources of our resellers and referral sources to offer our Internet access services and products to a broader and more diverse prospect base. In addition, we are pursuing agreements with computer retailers as a means for offering our services and products through retail sales channels. We also provide transaction network services to the major processors and banks needing credit card, debit card and ATM services.

 . Increase Sales of Web Hosting Services and Enhanced Data Services. We intend to capitalize on the trend of companies seeking to increasingly outsource their critical business applications to Web-based services and products. We also offer a number of value-added services, such as VPNs, multi-currency eCommerce, voice-over IP services, managed applications such as e-mail, streaming media, security and remote user access. We are aggressively expanding our Web hosting and collocation operations. As part of our ISC strategy, we have embarked on an initiative to aggressively grow our hosting center business through the construction of more than $1 billion of new facilities. We currently have opened eight global Internet and eCommerce hosting centers and have plans to open 12 more, which in total should provide more than 2.0 million square feet of state-of the art infrastructure. We anticipate opening additional Internet and eCommerce hosting facilities in other key financial and business centers around the world. Additionally, we continue to evaluate and implement new alternative broadband local loop services, including wireless, DSL and cable modem solutions.

 . Accelerate Growth Through Targeted Acquisitions. We intend to continue to accelerate our growth in the U.S. and expand our presence in key markets internationally by acquiring primarily business-focused ISPs and related businesses and assets. Our strategy is to make strategic investments in or acquire:

   . local or regional ISPs in markets where we have an established POP and can benefit from the increased network utilization and local sales force;
   . ISPs in the 50 largest global telecommunications markets where we currently do not have a presence or in those global telecommunications markets where our current presence would be significantly enhanced;
   . related or complementary businesses, such as our acquisition of Transaction Network Services, Inc., which we refer to as TNI, to broaden our market presence and expand our strengths in key product areas, such as Web hosting or data center companies, or data processing companies with legacy networks which would benefit by migrating to IP-based technologies and on-line transaction services; and
   . through PSINet Ventures, investments in application service providers, content service providers, eCommerce providers, Internet infrastructure providers, and incubators.

 . Continue to Invest in our Network. We remain focused on reducing costs as a percentage of revenue by maintaining a scalable network and increasing utilization of and controlling strategic assets, such as telecommunications bandwidth through indefeasible rights of use (IRUs) and the acquisition of dark fiber. Our flexible network architecture utilizes advanced asynchronous transer mode (ATM), integrated services digital network (ISDN) and switched multimegabit data service (SMDS) compatible frame relay equipment, which allows our network to cost-effectively scale the number of POPs and the number of users accessing a POP in response to customer demand. We have enhanced our network significantly through several strategic acquisitions of fiber-based telecommunications bandwidth, including acquisitions of or agreements to acquire IRUs and other rights within and connecting the U.S., Canada, Latin America, Europe, Asia/Pacific, India, the Middle East and Africa.

 . Enhance Brand Name Recognition. We were the first commercial ISP and have established significant brand recognition among information technology professionals in the U.S. In 1998, we launched a major program to develop and enhance the PSINet brand name as a leading global facilities-based ISP. Our branding program includes the rebranding of acquired ISP operations and services under the PSINet name, the select use of television commercials, print ads and direct mailings which target key decision makers in the United States and abroad, and the acquisition of corporate sponsorship rights, such as our acquisition of the naming rights to the NFL Stadium of the Baltimore Ravens and related marketing rights. By combining this branding program with our multiple sales channel distribution strategy, superior customer service and technical support available 24-hours per day, seven-days per week, we seek to expand market share, increase customer loyalty and develop brand recognition in the global Internet market.

PSINet Services

We offer a broad range of high-speed Internet access options and related services in the U.S., Canada, Latin America, Europe, Asia/Pacific, India, the Middle East and Africa at a variety of prices designed to meet the requirements of commercial, educational, governmental and other organizations that link their computers, networks and information servers to, or otherwise seek to benefit from the use of, the Internet. We provide Internet solutions to help business and other organizations reduce costs, increase productivity and access new markets. Access options range from dial-up services to high-speed continuous access provided by dedicated circuits. We believe that our broad range of competitively priced Internet services and products allows us to compete effectively in the Internet access market for corporate and other institutional customers. We have organized our core operations into customer-focused business units which focus on sales of Internet access services, sales of Web and value-added services, transaction network and other eCommerce Services, and sales of Internet access and related services to telecommunications carriers and consumer-based ISPs in order to more closely align our operations with the needs of the emerging Internet marketplace.

Internet Access Services. We offer global connectivity services, including a variety of dial-up and dedicated access solutions in bundled and unbundled packages, which provide high-speed continuous access to the Internet for businesses' local area networks or LANs. We provide turnkey configuration solutions encompassing such services as domain name registration, line ordering and installation, IP address assignment, router configuration, installation and management, security planning and management and technical consultation services. All of our connectivity customers receive 24-hours per day, seven-days per week technical support. We also offer a full range of customer premise equipment required to connect to the Internet, including routers, channel service units/data service units, software and other products, as needed. Due to our business relationships with a variety of vendors, we are able to offer competitive hardware pricing and bundled services to our customers.

     . Dedicated Access. We offer a broad line of high-speed dedicated connectivity services which provide business customers with direct access to a full range of Internet applications. Our flagship access service, PSINet Dedicated Access provides companies with robust, full-time, dedicated Internet connectivity in a range of access speeds, from 56 Kbps to 150 Mbps. It is designed to offer comprehensive network security and to help ensure bandwidth availability for priority business applications. We believe that the traffic-management advantages of the frame relay technology deployed in our network provide our customers with fully integrated Internet access and improved performance.

     . Shared Access. For lower local loop costs, we provide PSINet Shared Access service in major U.S. cities in connection speeds ranging from
        1.5 Mbps to 45 Mbps. It is a turnkey solution in which we provide, install and maintain equipment at the customers' premises. It affords cost advantages over competitive dedicated access services by utilizing high-speed SMDS and ATM data transmission technologies.

     . DSL Access. We offer high-speed Internet access services using digital subscriber line or DSL technology. DSL is a new technology being deployed by telephone companies and competitive local exchange carriers, or CLECs, that permits high speed digital transmission over the existing copper wiring of regular telephone lines. We have entered into agreements with two leading providers of DSL services to ISPs to deliver PSINet DSL Access services to our customers in major metropolitan areas throughout the U.S. We have also launched PSINet DSL Access services to customers in Canada. Our PSINet DSL Access services are available in a wide range of dedicated access speeds, from 144 Kbps to 1.5 Mbps. They are designed to appeal to the small-to-medium sized business market by providing high quality Internet access at speeds faster than ISDN and at flat-rate prices that are low relative to traditional dedicated access charges.

     . Remote Access. Today's work force increasingly operates outside the traditional office setting. Our PSINet Remote Access service enables mobile personnel to access their corporate network and systems resources using the Internet from over 2,400 POPs in over 150 countries through our strategic relationship with iPass, an international data communications network. In most locations where business is conducted, PSINet Remote Access offers full Internet access through a local telephone call. As part of PSINet Remote Access service, we provide our customers with a special account management system that enables customers' management information systems (MIS) administrators to control user access and monitor usage statistics.

     . Dial Access. Our PSINet Dial Access services offer a cost-effective, entry-level Internet solution that provides access to PSINet's advanced network backbone via ordinary telephone lines at speeds of up to 56 Kbps. Our ISDN service provides dial-up access through digital ISDN lines at speeds of up to 128 Kbps.

Web Hosting and Enhanced Data Services. We believe that business customers on a worldwide basis will continue to increase their use of the Internet as a business tool and will increasingly rely upon an expanding range of products and services to enhance productivity, reduce costs and improve service reliability. We offer a variety of value-added services, including Web hosting and collocation, VPNs, multi-currency eCommerce, voice-over-IP, e-mail outsourcing, streaming media, security and remote user access services designed to meet the diverse networking needs of businesses. In addition, in order to capitalize on our technologically advanced, high-capacity network, we intend to continue to develop new IP-based services and products that increase customer use of the Internet, including bandwidth-intensive multimedia services such as video conferencing over the Internet.

     . Web Hosting. We provide a line of dedicated and shared Web hosting and multimedia streaming services that permit companies to market themselves and their products on the Internet without having to invest significantly in technology infrastructure and operations staff. The PSINet Web Hosting services are backed by our 100% uptime guarantee, the industry's first, and by our advanced network backbone, which provides highly reliable Internet connectivity.

     . Multimedia. PSINet Multimedia services are designed to make multimedia on the Web both easy and effective. Our solutions provide live and on-demand Internet hosting and streaming services for video, audio, and animation. PSINet Media is a complete service for hosting and distributing multimedia content over the Internet with a 100% uptime service level guarantee. The service includes Web site hosting as well as video, audio, and animation hosting and streaming. The Web site hosting service supports the essential protocols of the Web, hypertext transfer protocol (HTTP) and common gateway interface (CGI) scripts. The video, audio, and animation streaming services support RealNetworks RealSystem 5.0, the industry standard for streamed multimedia files over the Internet. PSINet Stream is a complete audio, video, and animation Internet hosting and streaming service that supports RealNetworks RealSystem 5.0 but does not include Website hosting. Through a joint "TV on the Web" service between PSINet and Gardy McGrath International, PSINet can help provide the resources to professionally produce live events in a studio or on location, with features such as live studio audiences, professionally constructed sets, tape roll-ins, digital effects, viewer phone-in services, and computer graphics animation. PSINet provides the full Internet broadcast distribution resources to reliably stream the live production over the global Internet.

     . Web Site Design. PSINet Web Site Design is a site content-creation service for electronic interactive media hosted by PSINet. The online content can include advertisements, product information, announcements, news, software, graphics, or electronic presentations. PSINet Web Site Design combines eCommerce capabilities including Intershop(R) technology to create a virtual storefront that allows the ultimate customer to shop 24 hours a day. With our storefront, our customers can automatically track inventory, sales, sales tax, and shipping charges.

     . Collocation. Our PSINet Collocation Hosting service enables companies to house business-critical servers in secure off-site facilities with improved bandwidth management and reliable connections. Collocation facilities are situated on the highest bandwidth portions of our infrastructure in order to facilitate optimal performance and high-speed capabilities.

     . VPNs/Intranets. Our IP-optimized network allows us to create private IP networks, known as Intranets or VPNs, which are designed to securely isolate internal network traffic from public Internet traffic and provide each site on the intranet access to other sites on the intranet as well as to the Internet. Our PSINet IntraNet service integrates an organization's multiple sites in different countries throughout the world by providing IP connectivity with access speeds ranging from 56 Kbps to 2 Mbps. By combining the security and control of a private network with cost-effective Internet-compatible connectivity, PSINet IntraNet provides a turnkey solution for equipment management support and offers significant savings over traditional wide area network or WAN solutions.

     . eCommerce Business Solutions. In November 1999, we acquired TNI. TNI is a leading worldwide provider of eCommerce data communications and transports more than 19 million point-of-sale (POS) transactions daily. We anticipate that our acquisition of TNI will strengthen our position as a leading provider of global Internet and eCommerce solutions to businesses.

        Through TNI, we operate four divisions that provide PSINet eCommerce solutions to businesses:

        . the POS Division which includes our TransXpress(R) network services for the POS transaction processing industry;

        . the Telecom Services Division which includes our CARD*TEL(R) telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry;

        . the Financial Services Division which provides integrated data and voice services including our FastLink(R) Data Service in support of the Financial Information eXchange messaging protocol and other transaction oriented trading applications primarily to the financial services industry; and

        . the International Systems Division which markets our products and services internationally.

   The majority of TNI's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions) which are processed electronically by a small number of third party transaction processors. TNI's TransXpress network services utilize proprietary technology that provides a fast communications link between the merchant site and the transaction processor at a cost generally lower than current alternatives. Through TNI we market our TransXpress network services directly to third party POS transaction processors, who in turn resell our network services as a part of the processors' own services. Several leading third party POS transaction processors in the nation, including First Data Corporation, Electronic Payment Services, Inc., Alliance Data Systems, First USA/Paymentech, Global Payments, National Data Corporation, American Express, NOVUS Services, Inc. and Vital Processing Services, purchase our network services.

   . Multi-Currency eCommerce. Our PSINet eCommerce service provides a turnkey solution to create and manage "virtual storefronts" and is designed to give shoppers the ability to make secure purchases in their local currency using the Web. PSINet eCommerce integrates payment systems engineered for security with virtual store technology, through alliances with CyberCash, Inc. and Mercantec, Inc., to facilitate a seamless shopping experience. In addition, PSINet Worldpay provides a cost-effective eCommerce solution for selling goods and services to an international audience. Developed in association with Worldpay Ltd., an eCommerce transaction clearing house, and National Westminster Bank PLC, PSINet Worldpay enables customers around the world to make real-time purchases using the Web in over 100 currencies.

   . Voice-Over-IP. PSINet Voice enables companies with multiple business locations to communicate by voice among these sites and with select third parties, such as business partners, customers and suppliers, outside their corporate intranets or VPNs via low-cost IP telephony links. PSINet Voice is a turnkey service allowing for such enhanced features as desktop faxing, conference calling and unified messaging services and includes all the hardware and network management services required for high quality, private-line voice connections among geographically dispersed offices. By providing voice and Internet traffic on the same circuit, customers are able to use existing bandwidth more efficiently, resulting in savings of 20% to 50% over traditional long-distance telephone calling.

   . e-Mail. PSINet e-Mail enables customers to outsource their e-mail service and its management to our highly trained systems administrators and support staff. For a monthly fee, we establish accounts, manage the servers and provide full accessibility to e-mail for our customers while saving them the investment in additional servers and staff.

   . Security Solutions. The proprietary nature of business Internet traffic demands protection from unauthorized access. We deliver a range of managed security services that were developed in conjunction with certain strategic partners and are backed by the expertise of our Security Planning and Response Team. Our PSINet Secure Office service provides cost-effective perimeter defense with sophisticated remote user authentication that helps to ensure that no strategic applications or data can be accessed until the user has proven his or her access clearance. PSINet Secure Enterprise service is designed to protect enterprises with a full-featured, application-layer firewall.

   . Faxing. Since a significant portion of telecommunications traffic consists of fax transmissions, companies are looking for ways to better manage fax costs. Our PSINet Fax service supports hard-copy distribution of electronic documents from desktop PCs to any fax machine in the world. This service offers centralized management of document distribution, thereby significantly reducing transmission costs.

Carrier and ISP Services. To maximize utilization of our network, we formed our Carrier and ISP Services business unit to provide dial-up Internet access to telecommunications carriers and consumer-based ISPs in the U.S. and Canada, such as Earthlink Network, Inc. and Microsoft's WebTV, whose customers typically access the network during evening hours when business use tends to be minimal. We have expanded this business unit to offer peering and transit services to telecommunications carriers and other ISPs and to offer our connectivity and value-added services for resale, on a private label basis, to larger telecommunications carriers and other ISPs that require high quality business services and products to enhance their product portfolio. Through such services, we have the opportunity to significantly increase our distribution channel.

     . ISP and Consumer Dial-up Access. We provide dial-up access to consumer-oriented ISPs enabling them to expand their geographic reach and network capacity by purchasing from us access to our IP-optimized network. We offer programs that provide smaller ISPs the opportunity to increase their user base over time and provide larger ISPs the opportunity to cost-effectively manage their rapid growth. In addition, in certain domestic and international markets, we provide dial-up access services directly to individual customers.

     .  Commercial Private Label/Virtual ISP Services. Through our PSINet VISP
        (SM) services, we provide our market-tested services on a private label or "virtual ISP" basis to companies with which we have strategic alliances and other companies that desire to offer consumer Internet access services but do not have the resources for network facilities to provide these services. This allows these companies to market and resell PSINet services under their own brand while leveraging our nationwide network and expertise in service delivery. We assist in training the sales and support staffs of these companies and provide technical support to facilitate their resale efforts.

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

     . Web Filtering. PSINet Secure Business enables our carrier and ISP customers to offer their consumers the option to protect themselves from content they find objectionable on the World Wide Web by restricting access to sites that contain undesirable information. PSINet Secure Business is hosted on our technologically advanced network and utilizes content proxy services to screen Web content accessed by end-users. It requires no software implementation on the consumer's computer and is presently available in the United States.

Services and Product Development. As part of our ongoing efforts to develop IP-based services and products that enable businesses to take maximum advantage of their corporate networks and the Internet, we have continually invested in service and product development programs. Since our inception, we have introduced to the Internet marketplace several major new services, including the first LAN-based dial-up transmission control protocol/Internet protocol (TCP/IP) access service, the first managed Internet security service, the first Tier 1 ISP to offer eCommerce services and the first ISP intranet service. Major services and products currently under development include multimedia services, such as next-generation video conferencing over the Internet, and higher speed connectivity services.

PSINet's Network

Overview. We operate a global high capacity, IP-optimized network which, as of December 31, 1999, was comprised of more than 900 POPs, of which 340 were within the United States with the remainder located throughout our other regions. Our network employs architecture designed to deliver superior dedicated or dial-up Internet connections, reliable packet control and intelligent data traffic routing. We have strengthened our position as a leading facilities-based ISP through several recent acquisitions of high capacity, fiber optic telecommunications bandwidth and other strategic network assets that have significantly reduced our incremental data communications costs. The combination of our technologically advanced network architecture and global network infrastructure has positioned us to deliver the high level of IP-based services, such as Web hosting and a broad array of multimedia Internet services, increasingly demanded by businesses.

Network Architecture. We have engineered an IP-optimized network by integrating advanced Internet routers with high-speed frame relay switching equipment that is compatible with standard underlying transmission technologies. We have planned for growth by ensuring that the network is scalable, flexible, fault tolerant, open standards-based and remotely manageable.

     . Scalable. Our flexible, multi-layer network architecture utilizes a high-speed switching fabric which enables us to grow the number of POPs and the number of users served in an incremental manner that matches investment with demand. The network's scalability extends beyond the currently installed base of over 900 POPs to allow for growth to 2,000 POPs without fundamental design changes.

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

     . Fault Tolerant. Redundancy and adaptive technology in our network reduces the impact of isolated failures on the customer's experience. Adaptive technology incorporated into our Internet router infrastructure compensates automatically for circuit failures that might otherwise interrupt the flow of customer traffic. Key switching and router elements are redundantly configured to further reduce the impact of individual component failures. In addition, typically we have an uninterruptible power supply at each POP, limiting the impact of local power outages on our network.

     . Open. The PSINet network is based on the open Internet working protocol standard TCP/IP and on relevant international standards relating to transmission and modulation technologies. We are able to install a variety of equipment types and capacities without impacting network interoperability. As a result, our network can be upgraded incrementally and benefit from multi-vendor supply strategies.

     . Manageable. From our network operating centers (NOCs), we are able to monitor the network remotely, perform network diagnostics and equipment surveillance, and initialize customers. As a result of our network architecture and our experience in Internet network management, these tasks can be performed remotely regardless of POP location or network status. This capability allows us to respond quickly to network problems and to control costs associated with on-site network configuration and repair.

Global Network Infrastructure. As part of our ongoing efforts to control strategic assets and further expand and enhance our network, we have recently acquired or agreed to acquire IRUs and other rights in significant amounts of fiber-based telecommunications bandwidth located throughout the world. The following table summarizes our material bandwidth facilities as of December 31, 1999:

Location           Capacity                               Connection Points                         Ownership
--------           --------                               -----------------                         ---------
North America      16,248 route miles of OC-12            New York--Chicago--Dallas--               IRU
                                                          Phoenix--Las Vegas--Los
                                                          Angeles--Philadelphia--Washington,
                                                          DC--Atlanta--Houston (operational)
                                                          Seattle--San Francisco (partially
                                                          operational)
                   18 high capacity dark fibers           New York--Washington, DC (operational)    Capital lease
                   4 high capacity dark fibers            San Francisco Bay Area (beginning in      Capital lease
                                                          Q2 2000)

                       20 high capacity dark fibers       Vancouver, B.C.--Seattle, WA              IRU
                                                          (beginning in Q1 2000)
                       16 high capacity dark fibers       53 cities throughout continental U.S.    IRU
                                                          (beginning in Q1 2001)
                       T-3                                Intercontinental (operational)           Leased
                       2300 miles of OC-48                Vancouver--Calgary--Winnipeg--Chicago    IRU
                                                          (Q1 2000)
                       4 high capacity dark fibers        Atlanta, Georgia (Q12000)                IRU

Transatlantic and      14,000 km of 5 STM-1s (OC-3)       New York--U.K.-- Amsterdam (1 STM-1      IRU
Europe                                                    operational; 4 STM-1s in Q1 2000)
                       12,600 km of STM-1                 New York--U.K. (operational)             IRU
                       21,000 km of STM-1                 30 European cities (initial portions     IRU
                                                          operational)
                       6,000 km of STM-1                  New York--London (prior to 2000)         IRU
                                                          (operational)
                       2 high capacity dark fibers        New York--London--Paris (beginning in    IRU
                                                          Q2 2001)
                       E-1                                Intercontinental (operational)           Leased

Transpacific and Asia  6,000 miles of 6 DS-3s             US--Korea--Japan (5 DS-3s operational;   IRU/Capital lease
                                                          1 DS-3 prior to Q2 2000)
                       22 STM-1s (increasing to 30)       Japan--Hawaii--US (Q3 2000)              IRU
                       27,300 km of STM-1                 Japan--China--Southeast                  IRU
                                                          Asia--India--Middle East--Europe
                                                          (initial portions operational)
                       7,643 miles of DS-3                US--Korea (operational)                  IRU
                       21,000 km of 2 STM-1s              Los Angeles--Tokyo (Q1 2000)             IRU

Transpacific and       3,200 km of STM-1                  Los Angeles--Mexico City (Q1 2000)       IRU
Latin America
                       6,300 km of STM-1                  Los Angeles--Panama City(Q1 2000)        IRU
                       Two 54 MHz transponders of Ku      United States--Latin America (interim    Capital lease
                       band satellite capacity            connectivity operational; one
                                                          transponder in Q1 2000, the second
                                                          transponder in Q3 2000)

We expect to further expand our network and to acquire fiber-based IRUs and other rights in telecommunications bandwidth in these regions to support demand growth and reduce costs. We are targeting cities with a high concentration of businesses for global expansion with the objective, over the long-term, of providing local access to our services and products to 80% of the businesses in those cities. In furtherance of this plan, we have entered into agreements in Germany and Switzerland that enable us to offer local telephone call access to our services and products throughout each of these countries. We already offer local call access to 80% of the business markets in the United States, Canada, France, Hong Kong, Japan and the Netherlands.

Internet and eCommerce Hosting Centers. We currently have open eight global Internet and eCommerce hosting centers located in Amsterdam, Herndon (Virginia/DC), La Chaux-de-Fonds (Switzerland), London, Los Angeles, New York City, Toronto and Tokyo. These data centers contain a total of approximately 250,000 square feet. In addition, we have plans to open the following 12 global Internet and eCommerce hosting centers: eight in our U.S./Canada segment (Atlanta, Austin, Boston, Dallas, Loudoun (Virginia/DC), Miami, San Francisco and Toronto); two in our Europe segment (Berlin, and Geneva); two in our Asia/Pacific segment (Seoul and Sydney). These data centers are expected to range from 60,000 to 360,000 square feet each. Once all of these hosting facilities are completed, we will have more than 2 million square feet of state-of-the-art infrastructure in key financial and business centers around the world. Our data centers are specifically designed for dedicated Web hosting, application hosting, collocation services and high capacity access to our network, and will be equipped with uninterruptible power supply and backup generators, fire suppression, raised floors, HVAC, 24-hours per day, seven-days per week operations and physical security. Our partnership with Hewlett-Packard Company further supports our ability to provide high-end Web services consisting of shared hosting, dedicated hosting and collocation hosting.

PRI Circuits. In key geographically-dispersed cities located along the configuration of our network, we are also investing in primary rate interface
(PRI) circuits, which provide dial-up access to our POPs, in order to increase the capacity available for our consumer-oriented ISP customers. Through agreements with select CLECs we have lowered our average cost per PRI by approximately 22% from 1998. At the end of 1999 we had more than doubled our dial-up capacity from the start of the year as a result of our investment in PRIs. As of December 31, 1999, substantially all of our dial-up capacity was accessible at 56 Kbps modem speeds. We anticipate that all newly deployed modems will support this technology.

Peering Arrangements. We maintain peering relationships with national, regional and local ISPs by either private peering with the ISPs or by participation in various public peering locations, known as network access points. As of December 31, 1999, globally we maintained more than 5,412 Mbps (5.4 Gbps) of peering connectivity with 234 active private peering sessions to 90 different peers and 17 public peering connections strategically placed throughout the United States, the United Kingdom, Canada, Japan and Europe. Recently, some companies that have previously offered peering have cut back or eliminated peering relations and are establishing new, more restrictive criteria for peering. We expect that, due to our offering of peering with any of the estimated 4,000 ISPs in the United States without settlement charges, we will substantially increase the number of ISPs with which we peer. We believe that by entering into direct peering relationships with a large number of ISPs, our business customers will receive better service and the highest quality network performance.

Global Network Management. We believe that we offer superior network management capabilities which enhance customer satisfaction. We have established a 24-hours per day, seven-days per week NOC in the United States that allows for continuous monitoring of our international network, managing of traffic, and customer problem resolution. Back-up operating facilities manned by trained personnel are available at our offices in Herndon, Virginia and Cambridge, England in the event the U.S. NOC experiences service interruptions or other difficulties. We have recently opened our European Technical Center in Switzerland as a second NOC with global capabilities equivalent to those in the U.S. NOC. Furthermore, we have commenced construction of a third NOC in Seoul, Republic of Korea.

Sales and Marketing

We have built a multi-channel sales and marketing infrastructure throughout our geographic regions in an effort to respond effectively to the growing opportunities in the business Internet market. We seek to attract and retain customers by offering our services and products through our direct sales force and our authorized reseller and referral program and by seeking to forge strategic relationships with selected telecommunications carriers. We believe that this multi-channel approach will enable us to utilize the technical skills and experience of our direct sales force to penetrate our targeted customer base while utilizing the potentially greater sales and marketing resources of the resellers, referral sources and companies with which we have strategic alliances to offer our services and products to a broader and more diverse potential customer base.

Direct Sales. We have built a direct sales force, which, as of December 31, 1999, consisted of approximately 1,000 individuals (more than half of whom were employed outside of the U.S.) who typically have a strong Internet technical background and knowledge of potential applications of the Internet to meet the critical needs of targeted business customers. Direct sales tactics include direct contacts with targeted ISPs and potential significant corporate accounts by our sales representatives and systems engineers, inbound and outbound telemarketing, direct mail efforts, seminars and trade show participation. We have developed programs to attract and train high quality, motivated sales representatives who, in addition to having strong Internet technical skills and knowledge of potential applications of the Internet, have consultative sales experience. These programs include technical sales training, consultative selling technique training, sales compensation plan development and sales representative recruiting profile identification. Sales representatives from our U.S. and international operations jointly attend training programs in order to ensure an integrated sales approach domestically and internationally.

Reseller and Referral Program. We have forged an authorized reseller and referral program with selected telecommunications service companies, equipment suppliers, networking service companies, systems integrators and computer retailers. This program, through which we have established as of December 31, 1999 approximately 2,500 arrangements, affords us an indirect distribution mechanism in our targeted markets and is designed to enable us to utilize the potentially greater sales and marketing resources of the resellers and referral sources to offer our services and products to a broader and more diverse potential customer base. Participants in our reseller and referral program include Hewlett-Packard Company, a provider of computer hardware and networking products. We provide training and ongoing support to the sales representatives of companies with which we have reseller and referral relationships in order to strengthen the sales representatives' knowledge of our services and products and brand loyalty to us. We believe that the reseller and referral program has enabled us to achieve greater market reach with reduced overhead costs and to use the reseller and referral sources to assist in the delivery of complete solutions to meet customer needs.

Strategic Alliances. We seek to establish strategic alliances with selected consulting firms (including Perot Systems, Computer Associates, and Andersen Consulting) and telecommunications carriers which may afford us access to recurring revenue from their customer base, while enabling them to offer their customers an integrated package of telecommunications and Internet services and products. We also formed an alliance with the Baltimore Ravens of the National Football League pursuant to which, among other things, we have the right to develop a Web site and provide related Internet subscriber services for the Baltimore Ravens. We believe that these strategic alliances may facilitate the cost-effective acquisition of customers and increase utilization of our network. It is anticipated that, in most cases, the companies with which we have strategic alliances will offer our services and products on an unbranded or co-branded basis or under only their own trademark. As with the reseller and referral program, we provide training and ongoing support to the sales representatives of companies with which we have strategic alliances in order to strengthen the sales representatives' knowledge of our services and products and brand loyalty to us.

Marketing. Our marketing program is intended to build national and local strength and awareness of the PSINet brand. We use radio and print advertising in targeted markets and publications to enhance awareness and acquire leads for our direct sales team and companies with which we have resale, referral or strategic alliance relationships. Our print advertisements are placed in trade journals and special-interest publications. We employ public relations personnel in-house and work with an outside public relations agency to provide broad coverage in the Internet and computer networking fields. We also attempt to create brand awareness by securing corporate sponsorship rights, such as our acquisition of the naming rights to the NFL stadium of the Baltimore Ravens and related sponsorship, promotion, advertising and marketing rights, and by participating in industry trade shows such as Networld, Interop, InterNet World and ISPCon, based on the size and vertical makeup of the trade show audience, and relationships with industry groups and the media. We also use direct mailings, telemarketing programs, Web marketing, co-marketing agreements and joint promotional efforts to reach new corporate customers. We attempt to retain our customers through active and responsive customer support as well as by continually offering new value-added services.

Customers

We had, as of December 31, 1999, approximately 91,000 business customers, which together with our ISP, carrier, SOHO and consumer businesses around the world served over 2.0 million end users. Our customers include businesses in the aerospace, finance, communications, computer data processing and related industries, governmental agencies and educational and research institutions, as well as other ISPs.

Customer Support

High quality customer service and support is critical to our objective of retaining and developing our customers. We have made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. To ensure consistency in the quality and approach to customer care, both domestic and international associates attend an intensive technical training and certification program at our U.S. NOC. Our U.S. NOC monitors and responds to customer needs by providing 24-hours per day, seven-days per week technical support and service. Our customer support group utilizes a leading customer support trouble ticketing and workflow management system from Remedy Corporation to track, route and report on customer service issues. Network operations can remotely service customer connections to the PSINet network. In addition, field service personnel are dispatched in the event of an equipment failure that cannot be serviced remotely. As part of our international expansion strategy, we have opened a fully redundant NOC in Switzerland and have commenced construction of a third in Seoul, Korea. In connection with our customer care initiatives, we seek to continuously improve systems that increase productivity and enhance customer satisfaction. We have recently reengineered our customer care program to address the complex needs of our business customers and are scaling our customer care resources to keep pace with projected increases in customer requirements. By maintaining centralized support services, we seek to increase operational efficiencies and enhance the quality, consistency and scalability of customer care. We are currently in the process of implementing a new high quality, cost-effective and scalable billing system to replace our existing system in order to provide customers on a global basis with uniform and easy-to-understand invoicing.

We have designed our network to minimize the risk of system failure (fires, storms, earthquakes, etc.), for instance, with redundant circuits among POPs to allow traffic rerouting. In addition, we perform lab and field testing before integrating new and emerging technology into the network, and we engage in capacity planning. Nonetheless, we cannot assure you that we will not experience failures or shutdowns relating to individual POPs or even catastrophic failure of the entire network. Significant or prolonged system failures or shutdowns could damage our reputation and result in the loss of customers.

Acquisitions and Strategic Investments

As a key component of our growth strategy, we acquired TNI and 60 ISPs and related businesses from January 1, 1998 through December 31, 1999, which gives us a presence in each of the 20 largest global telecommunications markets. The aggregate amount of the purchase prices and related payments for these acquisitions was approximately $1.4 billion, exclusive of indebtedness assumed in connection with such acquisitions. Of such amount, we have retained $78.1 million as of December 31, 1999 to secure performance by certain sellers of indemnification or other contractual obligations.

In general, we seek acquisition targets that, once integrated into our existing operations, generally will be accretive to EBITDA. After we have acquired an ISP, we typically act to generate economies of scale and cost savings by eliminating redundant operations and network architecture and migrating the acquired ISP's customers on to the PSINet network. Connecting an acquired ISP's customers to our network typically entails minimal incremental data communication costs and enables us to significantly reduce our transit costs. We seek to generate cost savings by centralizing back office operations, such as network monitoring, customer billing, human resources and accounting. We also endeavor to realize efficiencies by consolidating an acquired ISP's purchasing, product development and marketing and sales operations into our established programs. We believe this integration of operations improves the quality, breadth, consistency and scalability of the services and products offered to customers of acquired ISPs. We believe that our entrepreneurial environment is attractive to and helps us retain key employees of acquired ISPs.

In February 2000, we announced the launch of PSINet Ventures, a new corporate venture program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures will partner with innovative Internet entrepreneurs through direct minority equity investments, typically during early-and mid-stage financing. Our investments are typically in businesses that are accounted for as cost investments. We will focus globally on application service providers (ASPs), content service providers (CSPs), eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that enhance PSINet's financial and competitive technology and service positions. We expect to structure certain of these arrangements as new start-up companies to allow them to purchase any PSINet service, including managed web hosting and Virtual Internet Service Provider (VISP) services, in exchange for equity rather than cash. This program will be funded with approximately $1.0 billion, which includes the value of current investments and the value of Internet services for future investments as well as $100.0 million in cash.

Competition

The market for Internet connectivity and related hosting services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries.

We believe that a reliable international network, knowledgeable salespeople and the quality of technical support currently are the primary competitive factors in our targeted market and that price is usually secondary to these factors.

Our current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. While we believe that our network, products and customer service distinguish us from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources than we do.

ISPs. According to industry sources, there were over 6,700 ISPs in the United States and Canada in 1998, consisting of national, regional and local providers. Our current primary competitors include other ISPs with a significant national presence which focus on business customers, such as UUNet Technologies, Inc., GTE Internetworking (formerly BBN), Concentric Network and DIGEX. While we believe that our level of customer service and support and target market focus distinguish us from these competitors, many of these competitors have greater market presence, brand recognition, and financial, technical and personnel resources than us. We also compete with unaffiliated regional and local ISPs in our targeted geographic regions.

Hosting Centers. Large global companies offering data center services include IBM, MCI WorldCom/UUNet, Frontier Global Center, AT&T, Qwest Communications and Intel. Leading webcom service providers offering data center services include Abovenet Communications/Metromedia Fiber Network, Digex, Exodus Communications, Globix and Verio.

Telecommunications Carriers. We compete with all of the major long distance companies, also known as interexchange carriers, including AT&T, MCI WorldCom, Sprint and Cable & Wireless/IMCI, which also offer Internet access services.

The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including the regional Bell operating companies, to enter the Internet connectivity market. We believe that there is a move toward horizontal integration through acquisitions of, joint ventures with, and the wholesale purchase of connectivity from ISPs to address the Internet connectivity requirements of the current business customers of long distance and local carriers. We expect to experience increased competition from the traditional telecommunications carriers. Many of these telecommunications carriers may have the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with the telecommunications providers and may result in pricing pressure on us that could have a material adverse effect on our business, financial condition and results of operations.

Cable Companies, Direct Broadcast Satellite and Wireless Communications Companies. Many of the major cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on the viability of cable modems and economical upgrades to their networks. Continental Cablevision, Inc., Tele-Communications, Inc. (TCI) and At Home Corporation (@Home) have announced trials to provide Internet cable service to their residential customers in select areas. Cable companies, however, are faced with large-scale upgrades of their existing plant equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. Additionally, their current subscriber base and market focus is residential which requires that they partner with business-focused providers or undergo massive sales and marketing and network development efforts in order to target the business sector. Several announcements also recently have been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. These include Hughes Network Systems' DirecPC product that provides high-speed data through direct broadcast satellite technology; CAI Wireless Systems Inc.'s announcement of a multichannel multipoint distribution service, or MMDS, wireless cable operator launching data services via 2.5 to 2.7 GHz and high-speed wireless modem technology; Cellularvision's announcement that it is offering Internet access via high-speed wireless local multipoint distribution service, or LMDS, technology; and WinStar Communications, a 38 GHz radio company that wholesales its network capacity to other carriers and now offers high-speed Internet access to business customers. We believe that there is a trend toward horizontal integration involving cable companies through acquisitions or joint ventures between cable companies and telecommunications carriers. The acquisition of TCI by AT&T and AT&T's proposed acquisition of MediaOne are indicative of this trend.

On-line Service Providers. The dominant on-line service providers, including Microsoft Network and America Online, Incorporated, have entered the Internet access business by engineering their current proprietary networks to include Internet access capabilities. America Online's plans to acquire Time Warner, MCIWorldCom's plans to merge with Sprint, and Nextlink Communications's plans to acquire Concentric Network Corporation are indicative of this trend. Accordingly, we expect that we will experience increased competition from the traditional telecommunications carriers. We compete to a lesser extent with these service providers, which currently are primarily focused on the consumer marketplace and offer their own content, including chat rooms, news updates, searchable reference databases, special interest groups and shopping. However, America Online's acquisition of Netscape Communications Corporation and related strategic alliance with Sun Microsystems will enable it to offer a broader array of IP-based services and products that could significantly enhance its ability to appeal to the business marketplace and, as a result, compete more directly with us. Similarly CompuServe has announced it also will target Internet connectivity for the small to medium-sized business market.

We believe that our ability to attract business customers and to market value-added services is a key to our future success. However, we cannot assure you that our competitors will not introduce comparable services or products at similar or more attractive prices in the future or that we will not be required to reduce our prices to match competition. Recently, many competitive ISPs have shifted their focus from individual customers to business customers. Moreover, we cannot assure you that more of our competitors will not shift their focus to attracting business customers, resulting in even more competition for us. We cannot assure you that we will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations.

Suppliers

Like other companies in our business, most of our contracts with suppliers are short-term. Third parties provide our leased-line connections or bandwidth. Some of these suppliers are or may become competitors of ours, and such suppliers are not subject to any contractual restrictions upon their ability to compete with us. Changes in their pricing structures, or failure to or delay in delivering bandwidth to us, or to provide operations, maintenance and other services with respect to such bandwidth in a timely or adequate fashion could adversely affect us.

We are also dependent on third party suppliers of hardware components. Although we attempt to maintain a minimum of two vendors for each required product, some components are currently available from only one source. We have from time to time experienced delays in the receipt of hardware components and telecommunications facilities, including delays in delivery of Primary Rate Interface, or PRI, telecommunications facilities, which connect dial-up customers to our network. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays and have an adverse effect on us. As a result of the increase in the number of competitors and the vertical and horizontal integration in the industry, we currently encounter and expect to continue to encounter significant pricing pressure and other competition. Advances in technology as well as changes in the marketplace and the regulatory environment are constantly occurring, and we cannot predict the effect that ongoing or future developments may have on us or on the pricing of our products and services. Increased price or other competition could result in erosion of our market share and could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

Proprietary Rights

Our success and ability to compete is dependent in part upon our technology and proprietary rights, although we believe that our success is more dependent upon our technical expertise than our proprietary rights. We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. We cannot assure you that the steps taken by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others.

Regulatory Matters

The following summary of regulatory developments and legislation is not complete. It does not describe all present and proposed federal, state, local and foreign regulation and legislation affecting the ISP and telecommunications industries. Existing and proposed laws and regulations are currently subject to judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the ISP and telecommunications industries or upon us.

In recent years there have been a number of U.S. and foreign legislative and other initiatives seeking to control or affect the content of information provided over the Internet. Some of these initiatives would impose criminal liability upon persons sending or displaying, in a manner available to minors, obscene or indecent material or material harmful to minors. Liability would also be imposed on an entity knowingly permitting facilities under its control to be used for such activities. These initiatives may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers, including us.

Both the provision of Internet access service and the provision of underlying telecommunications services are affected by federal, state, local and foreign regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers in the U.S. to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996, which we refer to as the 1996 Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the 1996 Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.

Our Internet operations are not currently subject to direct regulation by the FCC or any other U.S. governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by ISPs. Although in an April 1998 Report, the FCC determined that ISPs should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that future ISP regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet, such as phone-to-phone IP telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and their non-regulated status may have to be re-examined. Our Internet operations outside the U.S. are subject to direct regulation through licensing from foreign governmental agencies.

Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from RBOCs or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on ISPs, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. We believe that such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented ISPs, such as us. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

In a recent development, the FCC adopted rules that direct ILECs to share their telephone lines with providers of high speed Internet access and other data services. This ruling will enable competitive carriers to provide DSL- based services over the same telephone lines simultaneously used by ILECs to provide basic telephone service. The new rules are expected to place competitive carriers on a more equal footing with ILECs in the offering of advanced telecommunications services, including DSL services.

In addition to our Internet activities, we have recently focused attention on acquiring telecommunications assets and facilities, involving regulated activities. Our wholly-owned subsidiary, PSINetworks Company, has received an international Section 214 authorization from the FCC to provide global facilities-based and global resale telecommunications services, subjecting it to regulations as a non-dominant international carrier including the filing of reports with the FCC. PSINetworks Company also received a Type I facilities license from the Japanese telecommunications regulatory authority. In addition, our wholly-owned subsidiary, PSINet Telecom UK Limited, has received an international facilities license from DTI and OFTEL, the responsible telecommunications regulatory bodies in the United Kingdom. Generally, the FCC and foreign regulatory authorities have chosen not to closely regulate the charges or practices of non- dominant carriers, such as our subsidiaries. Nevertheless, these regulatory agencies act upon complaints against such carriers for failure to comply with statutory obligations or with the rules, regulations and policies of such regulatory agencies. These regulatory agencies also have the power to impose more stringent regulatory requirements on us and to change our regulatory classification. We believe that, in the current regulatory environment, such regulatory agencies are unlikely to do so. As we enter new markets, or acquire regulated companies, we anticipate obtaining similar licenses as required by applicable telecommunications rules and regulations in order to acquire and maintain telecommunications assets and facilities in such countries.

The laws relating to the provision of telecommunications services in countries other than the U.S., and in multinational organizations such as the International Telecommunications Union, are also undergoing a process of development. As we continue our program of acquisition and expansion into international markets, these laws will have an increasing impact on our operations. We cannot assure you that new or existing laws or regulations will not have a material adverse effect on us.

Our subsidiaries have also received competitive local exchange carrier, or CLEC, certification in New York, Virginia, Colorado, California, Texas and Maryland. We are considering the financial, regulatory and operational implications of also becoming a CLEC in certain other states. The 1996 Act requires CLECs not to prohibit or unduly restrict resale of their services; to provide dialing parity, number portability, and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; to afford access to poles, ducts, conduits, and rights-of-way; and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic. In addition to federal regulation of CLECs, the states also impose regulatory obligations upon CLECs. While these obligations vary from state to state, most states require CLECs to file a tariff for their services and charges; require CLECs to charge just and reasonable rates for their services, and not to discriminate among similarly- situated customers; to file periodic reports and pay certain fees; and to comply with certain services standards and consumer protection laws. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities.

The 1996 Act has caused fundamental changes in the markets for local exchange services. In particular, the 1996 Act and the FCC rules issued pursuant to it mandate competition in local markets and require that ILECs interconnect with CLECs. Under the provisions of the 1996 Act, the FCC and state public utility commissions share jurisdiction over the implementation of local competition: the FCC was required to promulgate general rules and the state commissions were required to arbitrate and approve individual interconnection agreements. The courts have generally upheld the FCC in its promulgation of rules, including a January 25, 1999 U.S. Supreme Court ruling which determined that the FCC has jurisdiction to promulgate national rules in pricing for interconnection.

An important issue for CLECs is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the 1996 Act, CLECs are entitled to receive reciprocal compensation from ILECs. However, some ILECs have disputed payment of reciprocal compensation for Internet traffic, arguing that ISP traffic is not local traffic. Most states have required ILECs to pay CLECs reciprocal compensation. However, in October 1998, the FCC determined that dedicated Digital Subscriber Line service is an interstate service and properly tariffed at the interstate level. In February 1999, the FCC concluded that at least a substantial portion of dial-up ISP traffic is jurisdictionally interstate. The FCC also concluded that its jurisdictional decision does not alter the exemption from access charges currently enjoyed by ISPs. The FCC established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing interconnection agreements and reciprocal compensation arrangements. The FCC order has been appealed, and oral arguments are expected to be heard in 2000. In light of the FCC's order, state commissions that previously addressed this issue and required reciprocal compensation to be paid for ISP traffic are likely to reconsider and may modify their prior rulings. Several incumbent LECs are seeking to overturn prior orders that they claim are inconsistent with the FCCs' February 1999 order. Relief sought could include repayment of reciprocal compensation amounts previously paid by incumbent LECs. At least one incumbent LEC has sought to escrow reciprocal compensation payments to carriers. In response to these and other challenges, some state commissions have opened inquiries as to the appropriate compensation mechanisms in the context of ISP traffic. Of the state commissions that have considered the issue since the FCC's February 1999 order, most, but not all, of these states have upheld the requirement to pay reciprocal compensation of ISP traffic. We cannot assure you that any future court, state regulatory or FCC decision on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC, as well as increasing our costs for PRIs generally.

As we become a competitor in local exchange markets, we will become subject to state requirements regarding provision of intrastate services. This may include the filing of tariffs containing rates and conditions, and regulation of rates charged for our services. As a new entrant, without market power, we expect to face a relatively flexible regulatory environment. Nevertheless, it is possible that some states could require us to obtain the approval of the public utilities commission for the issuance of debt or equity or other transactions which would result in a lien on our property used to provide intrastate services.

Employees

We had approximately 4,150 full-time employees as of December 31, 1999.

Executive Officers

     The following is a list of our executive officers as of March 13, 2000.

         Name                      Age                                   Title
         ----                      ---                                   -----
William L. Schrader............    48        Chairman of the Board of Directors and Chief   Executive Officer (Founder)
Harold S. Wills................    57        President, Chief Operating Officer and Director
David N. Kunkel................    56        Vice Chairman, Executive Vice President and Director
Geoffrey E. Axton..............    42        Senior Vice President and President, U.S. Operations and Corporate Development
James F. Cragg.................    48        Senior Vice President and President, U.S. Sales and Marketing
Edward A. Davis................    53        Senior Vice President and President, PSINetworks Company
Harry G. Hobbs.................    46        Senior Vice President and President, PSINet Europe
Kathleen B. Horne..............    42        Senior Vice President, General Counsel and Corporate Secretary
Philippe J. Kuperman...........    56        Senior Vice President and President, PSINet Latin America
Chi H. Kwan....................    48        Senior Vice President and President, PSINet Asia/Pacific
Michael J. Malesardi...........    39        Senior Vice President and Controller
John B. Muleta.................    35        Senior Vice President and President, Global Facilities Development and IMEA
                                             (India, Middle East and Africa)
William A. Opet................    43        Senior Vice President and President, Transaction Networks Division
Lawrence S. Winkler............    34        Senior Vice President and Treasurer

Additional information regarding our executive officers is incorporated by reference to "Executive Officers" in our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission on or prior to April 28, 2000.

                                 RISK FACTORS

We had approximately $3.3 billion of indebtedness as of December 31, 1999, which could restrict our operations and make us susceptible to economic downturns

At December 31, 1999 our total indebtedness was $3.3 billion. Our annual interest expense increased from $63.9 million in 1998 to $193.1 million in 1999. We estimate that our annual interest expense for the year 2000 will be approximately $363.5 million, assuming that we do not incur any additional indebtedness or refinance existing indebtedness.

If we are unable to generate sufficient cash from operations to service our indebtedness, we will be adversely affected. We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied upon financings to fund our operations. We cannot assure you that our business will generate cash flow from operations, or that future financings will be available, sufficient to fund our operations or satisfy our debt service or working capital requirements. Our leverage could adversely affect our ability to obtain additional financing for working capital, acquisitions or for other purposes. It could make us more susceptible to economic downturns, contractions in the general market availability of equity or debt financing and competitive pressures. Our leverage could also affect our liquidity as a substantial portion of available cash from operations must be applied to debt service requirements. In the event of a cash short-fall, we could be forced to reduce expenditures or forego potential acquisitions and other elements of our business plan to meet such requirements.

We may continue to incur substantial losses

Although revenue has increased each year from $84.4 million in 1996 to $554.7 million in 1999, we had net losses available to common shareholders of $55.1 million, $46.0 million, $264.9 million and $433.9 million, and had negative EBITDA of $28.0 million, $21.2 million, $42.1 million and $24.2 million, for each of the years ended December 31, 1996, 1997 and 1998 and 1999, respectively. We may continue to have losses and negative EBITDA as we continue our acquisition program and expansion of our global network operations.

Factors that cause our operating results to fluctuate include:

 .  general economic conditions and specific economic conditions in the Internet access industry;
 .  user demand for Internet services;
 .  timing and amount of capital expenditures, other costs and expenses of expanding our network;
 .  pricing changes, new product and new service introductions by us and our competitors;
 .  the mix of services sold and the mix of channels through which those services are sold;
 .  delays in obtaining sufficient supplies or inability to obtain sufficient equipment from limited sources and telecom facilities; and . potential adverse legislative and regulatory developments.

As a strategic response to a changing competitive environment, we may elect from time to time to make pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations and cash flow.
As a result of these factors, we may continue to generate net losses and negative EBITDA.

The terms of our financing arrangements may restrict our operations

Our financing arrangements with our equipment lessors are secured by some of our assets and stock of some of our subsidiaries. These financing arrangements require that we satisfy many financial covenants. Our ability to satisfy these financial covenants may be affected by events beyond our control. As a result, we cannot assure you that we will be able to continue to satisfy such covenants. Some of our financing arrangements also currently prohibit us from paying dividends and repurchasing our capital stock without consent. Our failure to comply with covenants and restrictions could lead to a default under the terms of these agreements. In the event of a default under these financing arrangements, our lenders would be entitled to accelerate the outstanding indebtedness and foreclose upon any assets securing that indebtedness. Lenders would also be entitled to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the holders of our securities.

We partially depend on the cash flows of our subsidiaries in order to satisfy our debt obligations

Our operating cash flow and consequently our ability to service our debt is partially dependent upon the ability of our subsidiaries to distribute their earnings to us in the form of dividends. We also depend on loans, advances or other payments of funds to us by our subsidiaries. If for some reason, these funds were restricted, we would be adversely affected. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to our financing commitments or to make any funds available for that purpose. Our subsidiaries' ability to make payments may be subject to the availability of sufficient surplus funds, the terms of such subsidiaries' financings, applicable law and other factors. Our subsidiaries' creditors generally will have priority to the assets of those subsidiaries over the claims, if any, that we may have against those assets and claims that holders of our indebtedness may indirectly have.

The growth of our eCommerce and Web hosting business is subject to a number of risks and uncertainties

To successfully implement our business plan, we must continue to grow our Internet and eCommerce hosting business. In order to do so, we will need to locate and build Internet and eCommerce hosting centers. We cannot assure you that we can locate suitable sites to build these centers along a fiber path on a cost-effective basis. If we locate suitable sites, we will be subject to construction risks, such as cost overruns and delays, and possible difficulty in obtaining the hardware and telecommunications connectivity necessary to make the Internet and eCommerce hosting centers operational. Also, once completed we could experience difficulties in filling these centers to break even profit capacity. Given the growing competition in our industry, speed to market is a critical issue. To the extent we experience difficulties, delays and unexpected costs, we may be adversely affected.

Acquisitions may strain our management, personnel, accounting, information systems and other resources

During the two years ended December 31, 1999 we acquired TNI and 60 ISPs and related businesses for aggregate purchase prices and related payments of approximately $1.4 billion exclusive of assumed debt. In order to successfully integrate these businesses into our own existing business, we need to expand and refine our management, personnel, accounting, information systems and other resources.

If we do not effectively expand our capabilities and deploy our resources to meet these needs, our business may be disrupted and adversely affected.

Other risks include:

 .  Possible inability of management to incorporate licensed or acquired technology and rights into our service offering; and . Possible impairment of relationships with employees, customers and suppliers as a result of changes in management.

We cannot assure you that we will be successful in overcoming these risks or other problems encountered in connection with acquisitions, strategic alliances or investments we make in other companies. We believe that after eliminating redundant network architecture and administrative functions and taking other actions to integrate the operations of acquired companies we will be able to realize cost savings. However, although we have assembled teams to help us integrate the businesses that we acquire, we cannot assure you that our integration process will be successfully accomplished. We may take charges or make adjustments to the depreciable lives of our assets as we integrate acquired companies and also seek to reduce our cost structure. Our inability to improve the operating performance of businesses we acquire or to integrate successfully the operations of those companies could have a material adverse effect on us. In addition, as we proceed with acquisitions in which the consideration consists of cash, a substantial portion of our available cash may be used for those purposes.

The purchase price of many of the businesses that might become attractive acquisition candidates for us likely will significantly exceed the fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods.

In addition, an intangible asset that frequently arises in connection with the acquisition of a technology company is "acquired in-process research and development," which under present U.S. accounting standards must be expensed immediately upon acquisition. Such expenses, in addition to the financial impact of acquisitions, could have a material adverse effect on us and could cause substantial fluctuations in our quarterly and yearly operating results. During 1999, we recorded $88.7 million of charges for acquired in-process research and development in connection with three acquisitions. Furthermore, in connection with acquisitions or strategic alliances, we could incur substantial expenses including the expenses of integrating the business of the acquired company or the strategic alliance with our existing business.

Although we have been successful to date identifying acquisition candidates at prices we consider to be reasonable, we cannot assure you that this will continue. We expect that competition for appropriate acquisition candidates may be significant. We may compete with other telecommunications companies with similar acquisition strategies, many of which may be larger and have greater resources than we have. Competition for Internet companies is based on a number of factors including price, terms and conditions, size and access to capital, ability to offer cash, stock or other forms of consideration and other matters. We cannot assure you that we will be able to successfully identify and acquire suitable companies on acceptable terms and conditions.

If we do not effectively expand our capabilities and deploy our resources to meet these needs, our business may be disrupted and adversely affected.

Our success depends on providing increasing bandwidth to carry more information faster than our competitors, which is expensive, requires us to make significant future commitments and depends on technology that can become obsolete quickly

At December 31, 1999, we were obligated to make future cash payments totaling $388.9 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. In addition, if certain additional fiber-based bandwidth is delivered as expected in 2001, we will have additional payment obligations ranging from $120.0 to $180.0 million, depending on when the bandwidth is delivered. We also expect that there will be additional costs, such as connectivity and equipment charges to take full advantage of this acquired bandwidth and IRUs. Some of this fiber-based and satellite telecommunications bandwidth may require acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. We anticipate making significant investments to acquire and build-out new Internet and eCommerce hosting centers in key financial and business centers throughout the world and to purchase other facilities. We currently anticipate that capital expenditures will be approximately $1.5 billion for the year ending December 31, 2000. Additionally, in connection with our awards of external and local wireless licenses in Hong Kong, we have committed to invest approximately $385.8 million to build a next generation IP network in Hong Kong. If we cannot continue to provide bandwidth, our business will suffer.

Our network is susceptible to failure, shutdown and disruption

We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network infrastructure is potentially vulnerable to computer viruses, break-ins, denials of service and similar disruptive problems that could lead to interruptions in service, to our customers. Third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. Any one of these disruptions could deter potential customers, result in loss of customer confidence and adversely affect our existing customer relationships. We also cannot assure you that we will not experience failures or shutdowns relating to individual POPs or even catastrophic failure of the entire network, whether because of an "act of God" or otherwise.

These disruptions may also result in claims against us or liability on our part. Such claims, regardless of their ultimate outcome, could result in costly litigation and could have an adverse effect on us or our reputation or on our ability to attract and retain customers for our products.

We may be liable for information distributed on our network

The law relating to liability of ISPs for information disseminated through their networks is not completely settled. A number of lawsuits have sought to impose such liability for defamatory speech, infringement of copyrighted materials and other claims. A U.S. Circuit Court of Appeals case held that an ISP was protected by a provision of the Communications Decency Act from liability for material posted on its system but this case may not be applicable in other factual circumstances. Other courts have held that online service providers and ISPs may, under some circumstances, be subject to damages for copying or distributing copyrighted materials. However, in an effort to protect certain qualified ISPs, the Digital Millennium Copyright Act provides qualified ISPs with a "safe harbor" from liability for copyright infringement. We have taken steps to qualify for the "safe harbor" but there is no assurance that we will be found to have qualified, if challenged in court. In 1998, the Child Online Protection Act was enacted requiring limitations on access to pornography and other material deemed "harmful to minors." This legislation has been attacked in court as a violation of the First Amendment. We are unable to predict the outcome of this case at this time. The imposition upon ISPs or Web server hosts of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. Such measures may require that we spend substantial resources or discontinue some product or service offerings. Any of these actions could have an adverse effect on our business, operating results and financial condition.

The regulation and liability of ISPs regarding information disseminated through their networks is also undergoing a process of development in other countries. For example, a recent court decision in England held an ISP liable for certain allegedly indecent content carried through its network under factual circumstances in which the ISP had failed to delete it when asked to do so by the complainant. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services, including us.

One particular area of uncertainty in this regard results from the entry into effect of European Union Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data. The EU Directive imposes obligations in connection with the protection of personal data collected or processed by third parties. Under some circumstances, we may be regarded as subject to the EU Directive's requirements. The United States and the European Union currently are negotiating the application of the EU Directive to U.S. companies.

Asserting and defending intellectual property rights may adversely impact results of operations regardless of the outcome

Competitors increasingly assert intellectual property infringement claims against each other. The success of our business depends on our ability to successfully defend our intellectual property. These types of claims may have a material adverse impact on us regardless of whether or not we are successful. From time to time, we have received claims that we have infringed rights of others. If a competitor were successful bringing a claim against us, our business might suffer. We cannot assure you that we will be successful defending or asserting our intellectual property rights.

In order to compete effectively we need to continually develop new products and services that gain market acceptance and keep the confidence of our customers

We have introduced new enterprise service offerings, including value-added, IP-based enterprise communication services and DSL-based Internet access services. The failure of these services, particularly DSL-based services, to gain market acceptance in a timely manner could have an adverse effect on us. To the extent that new or enhanced services are introduced and are not reliable, or there are quality or compatibility problems, it could negatively impact market acceptance of such services and adversely affect our ability to attract or retain customers and subscribers. Our services may contain undetected errors or defects that could result in additional development or remediation costs and loss of credibility with our customers and subscribers.

Additionally, if we are unable to meet customer demand for network capacity, our network could become congested during peak periods. Congestion could adversely affect the quality of service we are perceived to provide. Conversely, due to the high fixed cost nature of our infrastructure, if our network is under-utilized, it could adversely affect our ability to provide cost-efficient services. Our failure to match network capacity to demand could have an adverse effect on us.

If we do not continue to expand internationally, our business may suffer

A key component of our business strategy is our continued expansion into international markets. Revenue from our non-U.S. operations continues to increase as a percentage of consolidated results, comprising 51% of revenue for 1999. By comparison, our non-U.S. operations comprised 40% of revenue for all of 1998. As a result of our acquisition of TNI, our revenue mix will likely change again in 2000 because TNI's revenues are derived primarily from U.S. operations. We may need to enter into joint ventures or other strategic relationships with one or more third parties in order to conduct our foreign operations successfully. To the extent that we cannot do so, our business may be adversely affected. In addition, there are a number of risks involved with doing business abroad including:

 .    unexpected changes in or delays resulting from foreign laws, regulatory requirements, tariffs, customs, duties and other trade barriers;
 .    difficulties in staffing and managing foreign operations;
 .    longer payment cycles and problems in collecting accounts receivable;
 .    fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;
 .    technology export and import restrictions;
 .    delays resulting from customs brokers or government agencies;
 .    seasonal reductions in business activity during the summer months in Europe and other parts of the world; and
 .    potentially adverse tax consequences, which could adversely impact the success of our international operations.

Asia-Pacific and Latin American countries in which we operate have experienced economic difficulties and uncertainties during the past few years. Economic difficulties and uncertainties in varying regions of the world could also adversely affect us.

Our growth and expansion may strain our ability to manage our operations and our financial resources

Our rapid growth has placed a strain on our administrative, operational and financial resources and has increased demands on our systems and controls. We have more than 900 POPs and we plan to continue to expand the capacity of existing POPs as customer-driven demand dictates. In addition, we have completed a number of acquisitions of companies and telecommunications bandwidth during 1998 and 1999 and plan to continue to do so. The process of consolidating the businesses and implementing the strategic integration of acquired businesses with our existing business may take a significant amount of time. It may also place additional strain on our resources and could subject us to additional expenses. We cannot assure you that we will be able to integrate companies successfully or in a timely manner. In addition, we cannot assure you that our existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor our growth. Our continued growth may also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

The loss of key management personnel could have a material adverse effect on us

Our success is highly dependent upon the personal abilities of our senior executive management, which includes our Chairman of the Board and Chief Executive Officer and founder and our President and Chief Operating Officer. We have employment agreements with both of these senior executive officers. The loss of the services of either of them could have a material adverse effect on us.

We could be adversely affected by changes in suppliers or delays in delivery of their products and services

From time to time, we are dependent on third party suppliers for our leased-line connections, or bandwidth and some hardware components. Some of these suppliers are or may become competitors. To the extent these suppliers increase prices, we may be adversely affected. Moreover, any failure or delay on the part of our network providers to deliver bandwidth to us or to provide operations, maintenance and other services with respect to such bandwidth in a timely or adequate fashion could adversely affect us.

In the case of hardware suppliers, although we attempt to maintain a minimum of two vendors for each required product, we are not always able to do so. Some components that we use to provide networking services are currently supplied only by one source. We have from time to time experienced delays in the receipt of hardware components and telecommunications facilities, including delays in delivery of Primary Rate Interface telecommunications facilities, which connect our dial-up customers to our network. A failure by a supplier to deliver such products and services on a timely basis, or the inability to develop alternative sources for such products and services could adversely affect our business.

Recent legislative and regulatory actions may affect the prices that we are charged by the regional bell operating companies and other bandwidth carriers, which could adversely affect our business.

We are subject to foreign currency and exchange risks

During the year ended December 31, 1999, 51% of our revenue was derived from operations outside the United States and 21% of our assets was located outside the United States. We anticipate that a comparable percentage of our future revenue and operating expenses will continue to be generated from operations outside the United States, including investment in foreign companies. Accordingly, we will be subject to significant foreign currency and exchange risks. Our obligations and those of our customers in foreign currencies will be subject to unpredictable and indeterminate fluctuations in the event that such currencies change in value relative to U.S. dollars. Furthermore, we and our customers may be subject to exchange control regulations which might restrict or prohibit the conversion of such currencies into U.S. dollars. Although we have not entered into hedging transactions to limit our foreign currency risks, as a result of the increase in our foreign operations and our issuance of euro-denominated indebtedness, we may implement such practices in the future. We cannot assure you that we will be successful in these activities or that they will not have an adverse effect on our financial condition.

We are subject to competitive pressures that may adversely impact us

The market for Internet connectivity and related services is extremely competitive. Our current and prospective competitors include national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television and direct broadcast satellite providers, wireless communications providers and on-line service providers. While we believe that our network, products and customer service distinguish us from our competitors, some of these competitors have greater market presence, brand recognition, and financial, technical and personnel resources.

New regulations may adversely affect us

Our activities subject us to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications.

Our Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC has indicated that some services offered over the Internet, such as phone-to-phone IP telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined. We are unable to predict what regulations may be adopted in the future, or to what extent existing laws and regulations may be found applicable, or the impact that any new or existing laws may have on our business. We cannot assure you that new laws or regulations relating to Internet services will not have an adverse effect on us. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, would affect our costs of serving dial-up customers and could have an adverse effect on us.

If we become subject to provisions of the Investment Company Act of 1940, our business operations may be restricted

We have significant amounts of cash and pending our utilization of all the net proceeds from our debt and equity offerings will have an even greater amount of cash invested in short-term investment grade and government securities. The Investment Company Act of 1940 places restrictions on the capital structure and business activities of companies registered thereunder. We have active business operations in the Internet industry and do not propose to engage in investment activities in a manner or to an extent which would require us to register as an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 permits a company to avoid becoming subject to it for a period of up to one year despite the holding of investment securities in excess of such amount if, among other things, its board of directors has adopted a resolution which states that it is not the company's intention to become an investment company. Our board of directors has adopted such a resolution that would become effective in the event we are deemed to fall within the definition of an investment company. If we were to be determined to be an investment company, our business would be adversely affected.

We do not anticipate paying cash dividends on our common stock

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our debt securities contain limitations on our ability to declare and pay cash dividends.

Forward looking statements

Information contained in this Form 10-K contains forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believes," "expects," "may," "will," "should," "anticipates" or similar words. These statements may discuss our future expectations or contain projections of our results of operations or financial condition or expected benefits to us resulting from acquisitions, investments or transactions. Actual results may differ materially from those expected. Factors that effect or may contribute to any differences include those discussed in sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" included or in this Form 10-K.

                                     GLOSSARY

     Set forth below are definitions of some of the technical terms used in this Form 10-K.

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

Collocation                   The ability of an entity which is not the local
                              phone company (i.e., another local or long distance telecommunications company or an end-
                              user) to put their equipment in the local phone company's offices and join their equipment to the local phone company's equipment.

CSU/DSU Channel Service Unit/Data Service Unit. A device used in digital transmission for connecting data terminal equipment, such as a router, to a digital transmission circuit or service.

Dark fiber                    Fiber that does not have connected to it the
                              electronics required to transmit data on such fiber.

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

DNS Domain Name System. Distributed name system used in the Internet.

DSL Digital Subscriber Line. A generic name for a family of evolving digital services to be provided by local telephone companies to their local subscribers. DSL can carry both voice and data signals at the same time, in both directions, as well as the signaling date used for call information and customer data.

E-1                           The European equivalent of the North American
                              1.544 Mbps T-1, except that E-1 carries
                              information at the rate of 2.048 megabits per second.

eCommerce                     Electronic commerce using electronic information
                              technologies to conduct business between trading partners, using or not using the Internet.

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

Internet An open global network of interconnected commercial, educational and governmental computer networks that utilize TCP/IP, a common communications protocol.

Internetworking               The process of communicating between and among
                              networks.

Intranet A TCP/IP based network and Web site that is securely isolated from the Internet and serves the internal needs of a company or institution.

IP                            Internet protocol.

IRUs Indefeasible rights of use in network bandwidth capacity.

ISDN Integrated services digital network. A network that provides digital voice and data services through a single medium.

ISP                           Internet service provider.

Kbps Kilobits per second. A measure of digital information transmission rates. One kilobit equals 1,000 bits of digital information. Normally, 10 bits are used for each alphanumeric character.

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

Network A collection of distributed computers that share data and information through inter-connected lines of communication.

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

Open systems                  A networking system that is based upon non-
                              proprietary protocols (i.e., protocols that are in the public domain).

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

POS Point of sale or point of service. The location at which retail sales are made or services are provided.

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

SONET                                  Synchronous optical network.

STM-1                                  A digital transmission link with a
                                       capacity of 155 Mbps.

TCP/IP Transmission control protocol/Internet protocol. A compilation of network and transport-level protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

T-3 or DS-3                            A data communications line capable of
                                       transmitting data at 45 Mbps.

Terabit One terabit is equal to a million million bits.

UNIX A computer operating system for workstations and personal computers and noted for its portability and communications functionality.

Virtual Private Network                A public circuit-switched data service
                                       offered by IXCs and making use of the
                                       public switched telephone network.
                                       Circuit switching refers to the process
                                       of setting up and keeping a circuit open between two or more users, such that the users have exclusive and full use of the circuit until the connection is released.
                                       The public switched telephone network
                                       refers to the worldwide voice telephone
                                       network accessible to all those with
                                       telephone and access privileges.

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


Item 2.  Properties

Our principal executive offices are in Herndon, Virginia in 46,000 square feet of leased office space. We occupy this space under four leases, at market rates, which expire in September 2003 and include five-year renewal options. We have purchased 250,000 square feet of office space in Asburn, Virginia which will comprise our new corporate headquarters and will replace most of our existing leased facilities in Virginia starting in the second quarter of 2000. These facilities are used mainly by our U.S./Canada geographical operating segment which includes our corporate headquarters.

We currently have open eight global Internet and eCommerce hosting centers located in Amsterdam, Herndon (Virginia/DC), La Chaux-de-Fonds (Switzerland), London, Los Angeles, New York City, Toronto and Tokyo. These data centers contain a total of approximately 250,000 square feet. We lease all of this space, except for the Switzerland property, which we own. We also lease office space in a number of other cities in which we operate. We believe that these facilities are adequate for our current needs.

In addition, we plan to open the following 12 global Internet and eCommerce hosting centers: eight in our U.S./Canada segment (Atlanta, Austin, Boston, Dallas, Loudoun (Virginia/DC), Miami, San Francisco and Toronto); two in our Europe segment (Berlin and Geneva); and two in our Asia/Pacific segment (Seoul and Sydney). These data centers are expected to range from 60,000 to 360,000 square feet each. We own all of this space, except for Japan, which we lease.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings which we believe would, if adversely determined, have a material adverse effect on us.

From time to time, we receive claims that we have infringed other parties' proprietary rights. While we do not believe that we have infringed rights of others, we cannot assure you that third parties will not assert infringement claims in the future. Such claims may require that we enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We cannot assure you that any necessary licenses will be available or that, if available, such licenses can be obtained on reasonable terms.


Item 4.  Submission of Matters To a Vote of Security-Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

                                MARKET INFORMATION

Our common stock trades on The Nasdaq Stock Market under the symbol "PSIX". The following table sets forth the high and low sales prices for our common stock as reported during each quarterly period in 1998 and 1999 on The Nasdaq Stock Market, as adjusted for our two-for-one common stock split effected on February 11, 2000.

                                                                                                    1998
                                                                                        ----------------------------
                                                                                          High                Low
                                                                                        --------            --------
First Quarter....................................................................       $ 6.0625             $5.5625
Second Quarter...................................................................       $ 6.5000             $5.1250
Third Quarter....................................................................       $ 7.2500             $5.0625
Fourth Quarter...................................................................       $10.8750             $8.8750

                                                                                                    1999
                                                                                        ----------------------------
                                                                                          High                 Low
                                                                                        --------            --------
First Quarter....................................................................       $22.4688            $17.5625
Second Quarter...................................................................       $24.4688            $21.7125
Third Quarter....................................................................       $24.5000            $16.7500
Fourth Quarter...................................................................       $31.5625            $22.0625

The last reported sale price of our common stock on The Nasdaq Stock Market on March 14, 2000 was $53.6875 per share. There were approximately 765 holders of record of our common stock as of March 14, 2000.

                           COMMON STOCK DIVIDEND POLICY

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our existing equipment lease facilities, the payment of cash dividends is prohibited without the lender's consent, and under the terms of the indentures governing our senior notes, our ability to pay cash dividends is limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Structure" in Part II,
Item 7 of this Form 10-K.

                     RECENT SALES OF UNREGISTERED SECURITIES

In February 2000, we issued 16,500,000 shares of our 7% Series D Cumulative Convertible Preferred Stock. The aggregate net proceeds of this offering were $738.8 million after expenses (excluding amounts paid by the purchasers of the convertible preferred stock into the deposit account therefor). These securities were issued and sold to Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co., Incorporated, Bear, Stearns & Co. Inc., Chase Securities Inc. and BancBoston Robertson Stephens Inc., as initial purchasers (the "Initial Purchasers"), in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with this transaction, each of the Initial Purchasers is an "accredited investor" within the meaning of Securities and Exchange Commission Rule 501 and had adequate access to information about PSINet, and appropriate legends regarding the restricted nature of the securities were affixed to the certificates representing the securities. The Initial Purchasers resold the securities to "qualified institutional buyers" within the meaning of Securities and Exchange Commission Rule 144A in reliance on the exemption from registration under the Securities Act provided by Rule 144A. In connection with this transaction, offers and sales of the securities were made to persons whom the Initial Purchasers reasonably believed to be qualified institutional buyers, the offering memorandum used in connection with the transaction met the requirements of Rule 144A(d)(4), the securities were not of the same class as any of our securities listed on a national securities exchange or quoted in a U.S. automated inter-dealer quotation system, and appropriate legends regarding the restricted nature of the securities were affixed to the certificates representing the securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   (In millions of U.S. dollars, except per share, ratio and operating data)

The following table sets forth for the periods indicated our selected consolidated financial and operating data. The balance sheet data, statement of operations data and cash flow data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from our consolidated financial statements. In 1998 and 1999, we acquired a significant number of businesses, including TNI, and global fiber optic bandwith, issued a significant amount of debt and equity and, in 1998, incurred a non-recurring arbitration charge. In 1996 we sold our individual subscriber accounts and certain related assets and in 1997 we sold our software subsidiary. These transactions affect the comparability of our financial position, results of operations and cash flows for those years. The following selected consolidated financial and operating data should be read in conjunction with our more detailed consolidated financial statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

EBITDA is used in the Internet services industry as one measure of a company's operating performance and historical ability to service debt. EBITDA is not determined in accordance with GAAP, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with GAAP. We define EBITDA as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charges for acquired in-process research and development (and for 1995 only, intangible asset write-down). Our definition of EBITDA may not be comparable to similarly titled measures used by other companies.

The following information gives effect to a two-for-one stock split of our common stock, effected in the form of a stock dividend on February 11, 2000, to holders of record as of the close of business on January 28, 2000.

------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                                            -----------------------
------------------------------------------------------------------------------------------------------------------
                                                              1995      1996      1997        1998          1999
                                                            --------  --------  --------  -------------  ----------
Statement of Operations Data:
Revenue                                                     $  38.7   $  84.4   $ 121.9  $       259.6   $   554.7
Other income, net                                               ---       5.4       ---            ---         ---
                                                            -------   -------   -------  -------------   ---------
                                                               38.7      89.8     121.9          259.6       554.7
Operating costs and expenses:
  Data communications and operations                           32.1      70.1      94.4          199.4       396.4
  Sales and marketing                                          23.9      27.1      25.8           57.0       103.8
  General and administrative                                   10.6      20.7      23.0           45.3        78.7
  Depreciation and amortization                                14.8      28.0      28.3           63.4       166.5
  Charge for acquired in-process research and development       ---       ---       ---           70.8        88.7
  Intangible asset write-down                                   9.9       ---       ---            ---         ---
                                                            -------   -------   -------  -------------   ---------
  Total operating costs and expenses                           91.3     145.9     171.5          435.9       834.1
                                                            -------   -------   -------  -------------   ---------
Loss from operations                                          (52.6)    (56.1)    (49.6)        (176.3)     (279.4)
Interest expense                                               (2.0)     (5.0)     (5.4)         (63.9)     (193.1)
Non-recurring arbitration charge                                ---       ---       ---          (49.0)        ---
Loss before income taxes                                      (53.2)    (55.3)    (46.1)        (262.7)     (419.0)
Income tax benefit                                              ---      (0.2)     (0.5)          (0.9)       (2.8)
Net loss                                                      (53.2)    (55.1)    (45.6)        (261.8)     (416.2)
Return to preferred shareholders                                ---       ---      (0.4)          (3.1)      (17.7)
Net loss available to common shareholders                   $ (53.2)  $ (55.1)  $ (46.0) $      (264.9)  $  (433.9)
                                                            =======   =======   =======  =============   =========
Basic and diluted loss per share                            $ (1.01)  $ (0.70)  $ (0.57) $       (2.66)  $   (3.49)
                                                            =======   =======   =======  =============   =========
Shares used in computing basic and diluted loss per share
 (in thousands)                                              52,970    78,756    80,612         99,612     124,386
                                                            =======   =======   =======  =============   =========

Other Financial Data:
EBITDA (as defined)                                         $ (27.9)  $ (28.0)  $ (21.2) $       (42.1)  $   (24.2)
Capital expenditures                                           45.2      38.4      50.1          303.6       785.0
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
Cash Flow Data:
Cash flows used in operating activities                     $ (30.1)  $ (32.5)  $ (15.6)    $    (87.6)  $  (214.2)
Cash flows used in investing activities                       (22.0)     (7.9)    (15.6)        (783.9)   (1,502.2)
Cash flows provided by (used in) financing activities         151.4     (10.5)     12.6          874.2     2,520.3

Operating Data:
Number of POPs                                                  241       350       350            500         900
Number of business customer accounts                          8,200    17,800    26,400         54,700      91,000
Number of consumer customer accounts                         75,000         0     5,300        225,000     562,000

Balance Sheet Data:
Cash, cash equivalents, short-term investments and
   marketable securities                                    $ 102.7   $  56.4   $  33.3     $    322.5   $ 1,601.2
Restricted cash and short-term investments                       --       0.9      20.7          162.5       154.1
Total Assets                                                  201.8     177.1     186.2        1,284.2     4,492.3
Current portion of debt                                        16.6      26.9      39.6           60.0       115.0
Long-term debt, less current portion                           24.1      26.9      33.8        1,064.6     3,185.2
Total liabilities                                              58.6      87.3     112.8        1,404.4     3,769.3
Shareholders' equity (deficit)                                143.2      89.8      73.4         (120.2)      723.0
------------------------------------------------------------------------------------------------------------------

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

General

We are a leading global provider of Internet and eCommerce solutions to businesses. As an Internet Super Carrier (ISC), we offer a robust suite of products globally that enable our customers to utilize the Internet for mission critical applications carried over a worldwide fiber optic network that is capable of transmission speeds in excess of three terabits per second.

We offer a suite of value-added products and services that are designed to enable our customers, through their use of the Internet, to more efficiently transact and conduct eCommerce with their customers, suppliers, business partners and remote office locations. We provide Internet connectivity and Web hosting services to more than 91,000 corporate customers, which together with our ISP, carrier, small office/home office (SOHO) and consumer businesses around the world served over 2.0 million end users. Our services and products include dedicated, dial-up and DSL Internet access services connections, Web hosting and collocation services, transaction network services, VPNs, eCommerce solutions, voice-over-IP, e-mail and managed security services. We also provide wholesale and private label network connectivity and related services to other ISPs and telecommunications carriers to further utilize our network capacity. We serve approximately 90 of the 100 largest metropolitan statistical areas in the U.S,. have a presence in the 20 largest telecommunications markets globally and operate in 27 countries. We conduct our business through operations organized into five geographic operating segments - U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa.

We operate one of the largest global commercial data communications networks. Our Internet-optimized network extends around the globe and is connected to more than 900 points of presence (POPs) that enable our customers to connect to the Internet. Our network reach allows our customers to access their corporate network and systems resources through local calls in over 150 countries. We expand the reach of our network by connecting with other large ISPs through contractual arrangements, called peering agreements, that permit the exchange of information between our network and the networks of our peering partners. We offer free peering to ISPs in more than 100 cities in the continental U.S., which provides each party with the opportunity to bypass the often congested and unreliable public exchange points, thereby improving overall network performance and customer satisfaction. We have embarked on an initiative to aggressively grow our hosting center business through the construction of more than approximately $1.0 billion of new facilities. We currently have eight global Internet and eCommerce hosting centers operating and plan to open 12 more. We also have three network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

ACQUISITIONS

We typically enter a new market through the acquisition of an existing company within the particular market, and then further expand through a combination of organic growth supplemented by further acquisitions. A key component of our business strategy is our continued expansion into international markets.

Additionally, on November 23, 1999 we acquired Transaction Network
Services, Inc., which we refer to as TNI. As our 1999 consolidated results included only five weeks of TNI's operations, there should be a significant impact on our results of operations for the year 2000. We expect to experience increases to eCommerce revenue, data communications and operations expense and EBITDA.

We continually evaluate our network operations and international organization to ensure our operations are conducted in the most efficient manner possible. As we identify redundant or inefficient operations we may restructure the organization to increase efficiency. Such an evaluation may lead to a restructuring which could include the closing or removal of non-essential equipment or facilities or selective reduction in head count. We may incur charges in connection with such an action.

Stock Split

On January 18, 2000, we announced a two-for-one split of our common stock that was effected on February 11, 2000 by means of a stock dividend to holders of record as of the close of business on January 28, 2000. Upon completion of the stock split, we had approximately 146.6 million shares of common stock outstanding. The financial statements and all references to common stock contained in this Form 10-K give retroactive effect to the stock split.

Consumer Business

As a result of acquisitions in 1998 and 1999, we have amassed a significant number of consumer customers throughout our operating regions. Our primary strategic focus is providing services to business and wholesale customers. Accordingly, in February 2000 we announced that in order to provide focus on our Consumer business we have begun consolidating our worldwide retail consumer operations into a new retail business unit that will be run by an experienced management team and consist of nearly 400 staff specialists in consumer sales, marketing and customer support, together with existing billing and customer support systems. This retail unit will initially serve approximately 400,000 consumer accounts distributed throughout the top 20 global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. We are currently assessing options on how to structure this business unit to maximize PSINet shareholder value.

Year Ended December 31, 1999 As Compared To The Year Ended December 31, 1998
and Year Ended December 31, 1998 As Compared To The Year Ended December 31, 1997

Results of Operations

(all charts below are in millions of U.S. dollars)

Revenue.

We generate revenue from providing Internet connectivity, Web hosting, eCommerce services and related services to business, consumer and other ISP customers. Revenue from business customers primarily arise from monthly charges for Internet connectivity, eCommerce and web hosting services. Revenues from consumer customers primarily relate to services provided under wholesale arrangements which pay us a monthly charge for each customer served regardless of what each customer pays their carrier for Internet access services. Other consumer revenue is derived directly from our consumer accounts.


Revenue by Geographic Segment                 U.S./       Latin                     Asia/        India/ Middle
                                             Canada      America       Europe       Pacific       East/ Africa        Total
                                             ------      -------       ------      --------       ------------        -----
Year Ended December 31, 1999                  $309.2      $22.0           $90.0       $133.5         $    *            $554.7
Year Ended December 31, 1998                   183.5          *            40.0         36.1              *             259.6
Year Ended December 31, 1997                   106.8          *            10.9          4.2              *             121.9

1999 Increase                                 $125.7      $22.0           $50.0       $ 97.4              *            $295.1
1999 Percentage Increase                          69%         *             125%         270%             *               114%

1998 Increase                                 $ 76.7      $   *           $29.1       $ 31.9              *            $137.7
1998 Percentage Increase                          72%         *             267%         760%             *               113%

*  Latin America and India/Middle East/Africa ( IMEA ) were new segments in
1999.

Revenue by Business Unit                   Access      Hosting    eCommerce      Carrier and ISP
                                          Services    Services     Services          Services         Total
                                          --------    --------     --------          --------         -----
Year Ended December 31, 1999               $362.9       $41.9        $20.6             $129.3         $554.7
Year Ended December 31, 1998                185.4        17.2           **               57.0          259.6
Year Ended December 31, 1997                 98.6         5.1           **               18.2          121.9

1999 Increase                              $177.5       $24.7        $20.6             $ 72.3         $295.1
1999 Percentage Increase                       96%        144%          **                127%           114%

1998 Increase                              $ 86.8       $12.1           **             $ 38.8         $137.7
1998 Percentage Increase                       88%        237%          **                213%           113%

** eCommerce was a new business unit in 1999.

Revenue growth in 1999 of 114% consisted of 85% organic growth (i.e., from businesses that were owned at the beginning of the year) and 29% from acquisitions (i.e., from the businesses acquired during 1999). Revenue growth in 1998 of 113% consisted of 58% organic growth and 55% acquisition growth. Our organic revenue growth is attributable to a number of factors, including the timing of acquisitions in prior years, an increase in the number of business customer and ISP accounts, and an increase in the average annual revenue realized per new business customer account. While most revenue is recurring in nature, from time to time we generate non-recurring revenue from consulting and other arrangements that may or may not continue in the future. To date, such amounts have not been material to total revenue.

Our business customer account base increased in 1999 by 66% to 91,000 business accounts from the 54,700 business accounts in 1998, which was a 107% increase from the 26,400 business accounts in 1997. Of the total business account growth in 1999, 16,100 accounts were attributable to the existing customer base of the companies we acquired, compared to 20,200 accounts in 1998. The remaining increase was generated from organic growth. Our accounts outside the U.S. in 1999 represented 64% of our customer account base compared with 59% in 1998. At the end of 1999, our Carrier and ISP customers together with our small office/home office (SOHO) and consumer customers, provided service to 2.0 million end users.

This compares with 863,000 Carrier, ISP, SOHO and consumer customers at the end of 1998. Average annual new contract value for business accounts increased from $5,500 for 1997 to $6,000 for 1998 to $6,800 for 1999, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. Our business account retention rate for both 1999 and 1998 was 79%, which was an increase from 76% in 1997.

The reasons for the growth in access services between 1997, 1998 and 1999 are consistent with the overall organic and acquisitive revenue growth for the Company as a whole.

Hosting service revenue growth between years is primarily organic and related to the increased investments made in the infrastructure behind this business unit.

eCommerce service revenue growth between 1998 and 1999 is from revenue attributable to TNI, which was acquired late in 1999.

Carrier and ISP Services revenue growth between 1997, 1998 and 1999 is almost entirely organic and relates to increases in the number of customers.

Data Communications and Operations.

           Annual    Percentage    Change from Prior Year
                                   ----------------------
 Year      Amount    of Revenue    Amount         Percentage
 ----      ------    ----------    ------         -----------
 1999      $396.4       71.5%      $197.0            99%
 1998      $199.4       76.8%      $105.0           111%
 1997      $ 94.4       77.4%

Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. The increases in expenses over the periods presented related principally to increases in:

 .  our dedicated access customer account base grew to 23,400 at December 31,
   1999 from 14,000 at December 31, 1998 and 7,500 at December 31, 1997;
 .  dedicated customer circuit costs increased $26.7 million, or 63% from 1998 to
   1999, and $18.4 million, or 77%, from 1997 to 1998;
 .  backbone circuit costs increased $53.1 million, or 103% from 1998 to 1999, and $30.2 million, or 141%, from 1997 to 1998;
 .  PRI expenses increased $32.7 million, or 103% from 1998 to 1999, and $16.7 million, or 112%, from 1997 to 1998;
 . personnel and related operating expenses associated with network operations, customer support and field service increased $47.5 million, or 104% from 1998 to 1999, and $23.8 million, or 109%, from 1997 to 1998; and
 . operations and maintenance charges on our bandwidth increased $8.1 million, or 634%, from 1998 to 1999 and there were no operations or maintenance charges on our bandwidth in 1997.

Circuit costs relating to our new and expanded POPs and PRIs generally are incurred by us in advance of obtaining customers and resulting revenue. Historically, the organic growth of our Carrier and ISP customer business is highest beginning late in the fourth quarter and into the first quarter of the following year due to seasonal impacts from holiday sales of computers. In order to prepare for this demand, in addition to improving service to existing customers, we expended a considerable amount of effort during the second half of 1999 in building an inventory of PRIs. As a result, our monthly direct costs in the U.S. for PRIs increased from approximately $3.0 million in the month of March 1999 to approximately $6.0 million in the month of December 1999. Based on current capacity and customer usage rates, we believe that we are able to service approximately twice as many dial-up customers in the U.S. than we currently service with these PRIs.

Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will continue to decrease over time as a percentage of revenue as we acquire network bandwidth under IRU or capital lease agreements due to decreases in unit costs as a result of continued increases in network utilization. Network bandwidth acquired under IRU or capital lease agreements is recorded as an asset and amortized over its useful life as a component of depreciation and amortization. This will, in turn, result in an increase in the operations and maintenance expense component of data communications costs, increases in costs for other leased circuits connected to the bandwidth, as well as increases in depreciation and amortization expense over the useful life of the bandwidth, typically 10 to 20 years.

Sales and Marketing.

           Annual   Percentage    Change from Prior Year
                                  ----------------------
 Year      Amount   Of Revenue    Amount         Percentage
 ----      ------   ----------    ------         ----------
 1999      $103.8      18.7%      $46.8              82%

 1998      $ 57.0      22.0%      $31.2      121%
 1997      $ 25.8      21.2%

Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. The amount increased between years due to costs associated with the expansion of our sales force internationally in conjunction with our growth and acquisitions, implementation of our newly regionalized sales and marketing organization in the U.S. and advertising costs designed to increase awareness of the PSINet brand, including costs associated with our naming rights and sponsorship agreements for PSINet Stadium with the Baltimore Ravens of the National Football League and the launch of a television advertising campaign during National Football League television broadcasts. However, as a percentage of revenue, sales and marketing expense should continue to decrease.

General and Administrative.

           Annual         Percentage        Change from Prior Year
                                            ----------------------
 Year      Amount         of Revenue        Amount         Percentage
 ----      ------         ----------        ------         ----------
 1999      $78.7          14.2%             $33.4             74%
 1998      $45.3          17.4%             $22.3             97%
 1997      $23.0          18.9%

General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. The increase in 1999 over 1998 resulted from general and administrative expenses of companies acquired and from the growth of our business, in particular, our organic growth and the addition of management staff and other related operating expenses across our organization. We are finalizing plans to consolidate most of our Virginia locations into one facility. As a result, various costs associated with the termination of various facility leases and the relocation of employees are likely to be incurred in the first half of 2000. The increase in 1998 over 1997 resulted from the addition of management staff and related operating expenses across the organization, including in conjunction with our expansion outside of the United States, and increase in the provision for doubtful accounts receivable. These expenses were in part offset by decreased expenses following the sale of certain business units in 1997. While general and administrative expenses should continue to increase in amount as we continue to develop our infrastructure and our organizations to manage a global business, such costs should decrease as a percentage of revenue due to achieving greater economies of scale.

Depreciation and Amortization.

           Annual         Percentage        Change from Prior Year
                                            ----------------------
 Year      Amount         Of Revenue        Amount         Percentage
 ----      ------         ----------        ------         ----------
 1999      $166.5           30.0%           $103.1           163%
 1998      $ 63.4           24.4%           $ 35.1           124%
 1997      $ 28.3           23.2%

Depreciation and amortization costs have increased both in amount and as a percentage of revenue as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, and depreciation and amortization of tangible and intangible assets related to business acquisitions. For 1999, $113.6 million related to depreciation of fixed assets, and approximately $52.9 million related to amortization of intangibles. For 1998, approximately $51.4 million related to depreciation of fixed assets, and approximately $11.4 million related to amortization of intangibles. For 1997, expenses were primarily related to depreciation of equipment.

Our depreciation and amortization expenses will increase significantly as a result of our acquisition of network bandwidth under IRU or capital lease agreements, and from tangible and intangible assets related to business combinations and expansion of our operations. In connection with finalizing our plans to consolidate most of our Virginia locations into one facility, the useful lives of certain of our assets will be reassessed and may be shortened over the next two quarters.

Acquired In-Process Research and Development.

           Annual         Percentage         Change from Prior Year
                                            -------------------------
 Year      Amount         Of Revenue        Amount         Percentage
 ----      ------         ----------        ------         ----------
 1999      $ 88.7            16.0%          $ 17.9             25%
 1998      $ 70.8            27.3%          $ 70.8
 1997      $  ---             ---%

A portion of the value of various acquisitions in 1998 and 1999 was attributed to in-process research and development, which must be expensed immediately. The charges were quantified by means of independent valuations and reflect technologies acquired prior to technological feasibility and for which there was no alternative future use. We have included a detailed description as of the respective acquisition dates of the specific technologies acquired, their value, cost to complete, expected completion date and remaining tasks, in the notes to our consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

Interest Expense.

            Annual         Percentage         Change from Prior Year
                                              -------------------------
 Year       Amount         of Revenue         Amount         Percentage
 ----       ------         ----------         ------         ----------
 1999        $193.1         34.8%             $129.2             202%
 1998        $ 63.9         24.6%             $ 58.5           1,083%
 1997        $  5.4          4.4%

Interest expense has increased due to the issuance of our 10% senior notes in April 1998, our 11 1/2% senior notes in November 1998, our 11% senior notes in July 1999 and our 10 1/2% senior notes in December 1999, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements. Interest expense is directly related to our borrowings. Interest expense will increase in absolute dollar terms in 2000 based on a full year of interest expense on our 1999 borrowings. Future increases in interest expense will depend on our capital needs and its financing decisions.

Interest Income.

           Annual         Percentage         Change from Prior Year
                                          ---------------------------
 Year      Amount         of Revenue        Amount         Percentage
 ----      ------         ----------       -------         ----------
 1999       $54.4          9.8%            $34.8              178%
 1998       $19.6          7.6%            $16.5              532%
 1997       $ 3.1          2.5%

Interest income has increased due to interest received on the net proceeds of our various financing activities during 1998 and 1999, which we invest in short-term investment grade and government securities until such time as we use them for other purposes.

Non-Recurring Arbitration Charge.

The results for 1998 include a $49.0 million charge for an arbitration award and related costs. There were no similar charges in 1999 or 1997.

Net Loss Available to Common Shareholders and Loss per Share.

              Net Loss
            Available to     Percentage    Percentage       Basic and
               Common           of        change from     Diluted Loss
  Year      Shareholders     Revenue       prior year       per Share
  ----      ------------     -------       ----------       ---------
  1999      $(433.9)         (78.2)%        64%            $(3.49)
  1998      $(264.9)        (102.0)%       476%            $(2.66)
  1997      $ (46.0)         (37.7)%                       $(0.57)

The primary reasons for the change in net loss available to common shareholders were:

 .    an increase of return to preferred shareholders;
 .    operating losses of acquired companies;
 .    the increase in data communications costs, including expenditures for dial-
     up circuits (e.g., PRIs);
 .    acquisitions of fiber-based and satellite telecommunications bandwidth, leading to an increase in depreciation, personnel and other operating costs to manage the bandwidth;
 .    an increase in depreciation and amortization related to acquisitions;
 .    an increase in charges for acquired in-process research and development;
 .    an increase of return to preferred shareholders;
 .    an increase in net interest expense due to the issuance of our senior notes; and
 .    the non-recurring arbitration charge in 1998.

The return to preferred shareholders is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same in each period presented.

Segment Information

We offer a broad range of Internet access services and related products to businesses in the U.S. and throughout the world. As of December 31, 1999, we served primary markets in 27 countries, with operations organized into five geographic operating segments - U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa. In measuring performance and allocating assets, the chief operating decision maker reviews each geographic operating segment as a whole and not by types of services provided.

We evaluate the performance of our operating segments and allocate resources to them based on revenue and EBITDA, which we define as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charge for acquired in-process research and development.

Operations of the U.S./Canada segment include shared network costs and corporate functions that we do not allocate to our other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital lease and seller-financed arrangements.

Revenue by operating segment is provided on the basis of where services are provided. We had no single customer representing greater than 10% of our revenues.

Key changes in the metrics we report in our segment disclosure footnote are as follows:

                                                      U.S. /      Latin                      Asia /       India/
                                                      Canada     America       Europe       Pacific       Middle        Total
                                                      ------     -------       ------       -------     East/Africa     -----
                                                                                                        -----------
Revenue growth - YTD98 to YTD99                        68.5%         *         125.0%        269.8%          *         113.7%
Revenue growth - YTD97 to YTD98                        71.8%         *         267.0%        759.5%          *         113.0%
Revenue growth - YTD96 to YTD97                        37.1%         *         113.7%        200.0%          *          44.4%

EBITDA growth - YTD98 to YTD99                         (8.3)%        *          57.8%        844.4%          *          42.5%
EBITDA growth - YTD97 to YTD98                        (97.1)%        *         (82.9)%      (260.0)%         *         (98.6)%
EBITDA growth - YTD96 to YTD97                         27.4%         *         (25.0)%        66.7%          *          24.3%
EBITDA as % of Revenue - YTD99                        (11.9)%       8.2%        (3.0)%        10.0%          *          (4.4)%
EBITDA as % of Revenue - YTD98                        (18.4)%        *         (16.0)%        (5.0)%         *         (16.2)%
EBITDA as % of Revenue - YTD97                        (16.1)%        *         (32.1)%       (11.9)%         *         (17.4)%

Asset growth - YTD98 to YTD99                         303.6%         *         353.6%         32.3%          *         249.8%
Asset growth - YTD97 to YTD98                         435.3%         *         458.7%     10,227.6%          *         589.7%
Asset growth - YTD 96 to YTD97                        (1.9)%         *         226.1%        190.0%          *           5.1%

Capital expenditures growth - YTD98 to YTD99          150.1%         *         500.0%        169.3%          *         174.3%


                                                      U.S. /      Latin                      Asia /      India/
                                                                                             -----       Middle
                                                      Canada     America      Europe        Pacific    East/Africa      Total
                                                      ------     -------      ------        -------    -----------      -----
Capital expenditures growth - YTD97 to YTD98          438.0%        *        3,440.0%      3,157.1%         *           506.0%
Capital expenditures growth - YTD96 to YTD97           35.8%        *          (76.2)%       133.3%         *            30.5%
Capital expenditures as % of Revenue - YTD99          212.8%        *          118.0%         46.0%         *           150.2%
Capital expenditures as % of Revenue - YTD98          143.4%        *           44.3%         63.2%         *           116.9%
Capital expenditures as % of Revenue - YTD97           45.8%        *            4.6%         16.7%         *            41.1%

*  Latin America and India/Middle East/Africa are new segments in 1999.

All of our operating segments have experienced significant changes in revenue, EBITDA, assets and capital expenditures during 1998 and 1999 due to our organic growth, to increases in the number of our acquisitions primarily outside of the U.S. and to expansion of investments in our network as described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our loss from operations differs from EBITDA only by depreciation and amortization and charges for acquired in-process research and development; therefore, loss from operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue.

Liquidity And Capital Resources

We historically have had losses from operations, which have been funded primarily through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuances of debt and equity securities. In 1999, we received net proceeds of approximately $2.7 billion from debt and equity financings. At December 31, 1999, we had $1.8 billion of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts.

Cash Flows For The Year Ended December 31, 1999, 1998 and 1997

Cash flows used in operating activities were $157.8 million, $87.6 million and $15.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets and charges for acquired in-process research and development. Operating cash flows in 1999 also include the $48.0 million arbitration award payment.

Cash flows used in investing activities were $1.6 billion, $783.9 million and $15.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Investments in certain businesses resulted in the use of $599.8 million of cash for the year ended December 31, 1999, net of cash acquired. Investments in our network and facilities during 1999 resulted in total additions to fixed assets of $832.8 million. Of this amount, $298.5 million was financed under vendor or other financing arrangements, $48.2 million of non-cash additions related to the OC-48 bandwidth acquired from IXC Internet Services, Inc. (IXC), $1.8 million related to other network facilities that remained in accounts payable at year end, and $529.2 million was expended in cash including payment of $44.9 million for other network facilities that remained in accounts payable at December 31, 1998. For the year ended December 31, 1998, total additions were $303.6 million, of which $113.3 million was financed under equipment financing agreements, $27.4 million of non-cash additions related to the OC-48 bandwidth acquired from IXC, $44.9 million related to other network facilities that remained in accounts payable at December 31, 1998, and $118.0 million was expended in cash. For the year ended 1997 total additions were $50.1 million, of which $37.5 million was financed under equipment financing agreements and $12.6 million was expended in cash. Purchases of short-term investments during 1999 were an aggregate of $1.6 billion, offset by proceeds from the sale and maturity of short-term investments of $1.2 billion. Purchases of short-term investments during 1998 were an aggregate of $511.7 million offset by the sale and maturity of short-term investments of $251.2 million. Investing cash flows in 1999 and 1998 were increased by $8.4 million and decreased by $141.0 million, respectively, from changes in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $2.5 billion, $874.2 million and $12.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, we received $2.0 billion of net proceeds from the issuance of notes payable and $742.0 million from equity offerings. In 1998 and 1997, we received net proceeds from the issuance of notes payable of $1.1 billion and $10.1 million, respectively. We made repayments aggregating $246.1 million, $189.6 million and $27.7 million for the years ended December 31, 1999, 1998 and 1997, respectively, on our lines of credit, capital lease obligations and notes payable. During the year ended December 31, 1999, 1998, and 1997, we received proceeds from the exercise of stock options of $20.3 million, $6.0 million and $0.7 million, respectively.

Capital Structure

Our capital structure at December 31, 1999 consisted of senior notes, capital lease obligations, convertible preferred stock and common stock.

Total borrowings at December 31, 1999 were $3.3 billion, which included $115.0 million in current obligations and $3.2 billion in long-term debt, capital lease obligations and notes payable.

As of December 31, 1999, $209.7 million was available for purchases of equipment and other fixed assets under various lease financing arrangements, after designating $47.8 million of payables for various equipment purchases that we intend to finance under these agreements.

At December 31, 1999, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005, $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008, $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009, and $600 million aggregate principal amount and Euro 150 million aggregate principal amount of 10 1/2% senior notes due 2006. At December 31, 1999 we had on deposit in an escrow account restricted cash and short-term investments of $67.5 million to fund, when due, the next two semi-annual interest payments on the 10% senior notes.

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

 . a limitation on our and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to 6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding certain permitted incurrences of debt;

 . a limitation on our and our subsidiaries' incurrence of liens, unless the 10% senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding certain permitted liens;

 . a limitation on the ability of any of our subsidiaries to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on its capital stock, payment of indebtedness owed to us or any of our other subsidiaries, making of investments in us or any other of our subsidiaries, or transfer of any properties or assets to us or any of our other subsidiaries, excluding permitted encumbrances and restrictions;

 . a limitation on certain mergers, consolidations and sales of assets by us or our subsidiaries;

 .  a limitation on certain transactions with our affiliates;

 . a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the senior notes on the same terms as the guarantee of such indebtedness;

 . a limitation on certain sale and leaseback transactions by us or our subsidiaries;

 . a limitation on certain issuances and sales of capital stock of our subsidiaries; and

 . a limitation on the ability of us or our subsidiaries to engage in any business not substantially related to a telecommunications business.

At December 31, 1999, we were in compliance with all such covenants.

In May 1999, we completed an offering of 16,000,000 shares of our common stock at $25.25 per share for net proceeds of approximately $383.8 million, after expenses.

In May 1999, we completed a public offering of 9,200,000 shares of our 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C preferred stock") for net proceeds of approximately $358.1 million after expenses (excluding amounts paid by the purchasers of the Series C preferred stock into the Series C deposit account described below). The Series C preferred stock has a liquidation preference of $50 per share.

At closing, the purchasers of the Series C preferred stock deposited approximately $85.8 million into an account established with a deposit agent ("Series C deposit account"). The Series C deposit account is not an asset of ours. Funds in the Series C deposit account will be paid to the holders of the Series C preferred stock each quarter in the amount of $0.84375 per share in cash or may be used, at our option, to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C preferred stock in lieu of cash payments. Holders of Series C preferred stock received quarterly interest payments from the Series C deposit account of approximately $7.8 million on each of August 15, 1999, November 15, 1999 and February 15, 2000. The funds placed in the Series C deposit account by the purchasers of the Series C preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. See Note 7 to our consolidated financial statements for further information on the deposit account and other features of this stock.

In February and March 2000, we exchanged 8,155,192 newly issued shares of our common stock for an aggregate of 4,629,335 shares of our Series C preferred stock through individually negotiated transactions with a limited number of holders of the Series C preferred stock. The implied premium of approximately $1.7 million incurred in connection with the exchanges, net of cash received from the deposit account relating to the exchanged shares, will be recognized as a return to preferred shareholders in the first quarter of 2000. Subsequent to the exchange, we converted the exchanged Series C preferred stock into 7,422,675 shares of our common stock, which we hold as treasury shares.

In February 2000, we completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock ("Series D preferred stock") for aggregate net proceeds of approximately $738.8 million after expenses (excluding amounts paid by the purchasers of the Series D preferred stock into the deposit account described below). The Series D preferred stock has a liquidation preference of $50 per share.

At closing, the purchasers of the Series D preferred stock deposited approximately $57.9 million into an account established with a deposit agent ("the Series D deposit account"). The Series D deposit account is not an asset of ours. Funds in the Series D deposit account will be paid to the holders of the Series D preferred stock each quarter in the amount of $0.875 per share in cash or may be used, at our option, to purchase shares of common stock at either 93% or 97% of the market price of the common stock on that date (depending on whether the registration statement covering the shares is effective) for delivery to holders of Series D preferred stock in lieu of cash payments. Holders of Series D preferred stock will receive quarterly payments from the Series D deposit account commencing May 15, 2000 and continuing until February 15, 2001. The funds placed in the Series D deposit account by the purchasers of the Series D preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, from the issue date through February 15, 2001. See Note 7 to our consolidated financial statements for information on the deposit account and other features of this stock.

Commitments, Capital Expenditures And Future Financing Requirements

In order to maintain our competitive position, enhance our capabilities as an Internet Super Carrier and continue to meet the increasing demands for service quality, availability and competitive pricing, we expect to make significant capital expenditures including for developing hosting centers. At December 31, 1999, we were obligated to make future cash payments that total $388.9 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwith in order to make it operational. We currently believe that our capital expenditures in 2000 will be substantially greater than those in 1999 and that, as a result of the completion of our recent debt and equity offerings, our capital expenditure program will be accelerated. For the year ended December 31, 1999, our total capital expenditures were $832.8 million, of which $529.2 million was in cash. For the year ending December 31, 2000, we expect our capital expenditures will be approximately $1.5 billion, which we expect to come from a combination of cash on hand and through vendor and other lease financing.

In February 2000, we announced the launch of PSINet Ventures, a new corporate venture program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures will partner with innovative Internet entrepreneurs through direct minority equity investments, typically during early-and mid-stage financing. Our investments are typically in businesses that are accounted for as cost investments. We will focus globally on application service providers (ASPs), content service providers (CSPs), eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that enhance PSINet's financial and competitive technology and service positions. We expect to structure certain of these arrangements as new start-up companies to allow them to purchase any PSINet service, including managed web hosting and Virtual Internet Service Provider (VISP) services, in exchange for equity rather than cash. This program will be funded with approximately $1.0 billion, which includes the value of current investments and the value of Internet services for future investments as well as $100.0 million in cash.

As of December 31, 1999, we had commitments to certain telecommunications vendors under operating lease agreements totaling $164.0 million payable in various years through 2011. Additionally, we have various agreements to lease office space, facilities and equipment and, as of December 31, 1999, we were obligated to make future minimum lease payments of $74.1 million under those non-cancelable operating leases expiring in various years through 2022.

For certain acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $78.1 million at December 31, 1999, the majority of which is reported in other liabilities.

In connection with our previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 19 years totaling approximately $81.7 million.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international data communications network and eCommerce hosting centers, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other working capital, from capital lease financings, from the proceeds of our recent debt and equity offerings and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. We cannot assure you, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements. We regularly review our capital commitments and needs and the availability of financing through institutional sources and the capital markets. We expect to pursue opportunities to raise additional capital from time to time as we determine to be advisable based upon our capital needs, financing capabilities and market conditions.

Other Possible Strategic Relationships And Acquisitions

We anticipate that we will continue to seek to develop relationships with strategic partners, both domestically and internationally, and to acquire assets, including, without limitation, additional telecommunications bandwidth, and businesses and make investments (including venture capital investments) principally relating to or complementary to our existing businesses. Certain of these strategic relationships may involve other telecommunications companies that desire to enter into joint marketing and services arrangements with us pursuant to which we would provide Internet and Internet-related services to such companies. Such transactions, if deemed appropriate by us, may also be effected in conjunction with an equity or debt investment by such companies in us or vice versa. Such relationships and acquisitions may require additional financing and may be subject to the consent of our lenders and other third parties.

Derivatives and Foreign Currency Exposure

We have not entered into any financial instruments to serve as hedges against certain financial and currency risks or for trading. However, as a result of the recent increase in our foreign operations and the issuance of our Euro-denominated senior notes, we may begin to use various financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt, interest rate swap agreements and foreign currency exchange contracts relating to intercompany payables of foreign subsidiaries. We do not intend to use derivative financial instruments for speculative purposes. Foreign currency exchange contracts would be used to mitigate foreign currency exposure and with the intent of protecting the U.S. dollar value of certain currency positions and future foreign currency transactions. Interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, all such instruments would involve risk, including the risk of nonperformance by counterparties. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

Year 2000

Prior to entering the year 2000, or Y2K, we developed detailed plans for implementing, testing and completing any necessary modifications to our key computer systems and equipment with embedded chips to ensure that they were Y2K compliant. We also developed a test bed of our U.S. internal systems to implement and complete testing of the requisite minor changes and completed an inventory of our internal systems that we use outside of the United States to determine the status of their Y2K compliance. Now that we have entered the year 2000, we have tested our key computer systems and to date, we have not encountered any material Y2K related disruptions or failures of our systems or services, nor have we been notified of any disruptions or failures in the systems of any of our third parties with whom we deal. There is an ongoing risk that Y2K related problems could still occur and we will continue to evaluate these risks. However, we believe that the Y2K issue will not pose any significant operational problems for us.

Quarterly Results

     The following tables set forth certain unaudited quarterly financial data, and such data expressed as a percentage of revenue, for the eight quarters ended December 31, 1999. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          Quarter Ended
                                      ------------------------------------------------------------------------------------
                                                         1998                                        1999
                                      ------------------------------------------------------------------------------------
                                       Mar 31     Jun 30     Sep 30     Dec 31     Mar 31     Jun 30     Sep 30     Dec 31
                                      ------------------------------------------------------------------------------------
                                               (In millions of U.S. dollars, except share and per share amounts)
Revenue                               $  44.5   $   53.7   $   67.6   $   93.9   $  104.9   $  123.8   $  140.6   $  185.4

Operating costs and expenses:

Data communications and operations       36.7       41.9       51.9       68.9       76.0       86.7       98.5      135.1

Sales and marketing                      10.7       12.5       14.7       19.1       18.6       21.9       27.5       35.8

General and administrative                7.6       10.3       11.6       15.8       17.1       15.4       14.9       31.4

                                                                              Quarter Ended
                                          ------------------------------------------------------------------------------------
                                                             1998                                        1999
                                          ------------------------------------------------------------------------------------
                                           Mar 31     Jun 30     Sep 30     Dec 31     Mar 31     Jun 30     Sep 30     Dec 31
                                          ------------------------------------------------------------------------------------
                                                   (In millions of U.S. dollars, except share and per share amounts)
Depreciation and amortization                 9.5       12.9       14.7       26.4       26.8       34.4       41.6       63.7
Charge for acquired in-process                7.0       20.0       13.4       30.4         --         --         --       88.7
   research and development               -------   --------   --------   --------   --------   --------   --------   --------
Total operating costs and expenses           71.5       97.6      106.3      160.6      138.5      158.4      182.5      354.7
                                          -------   --------   --------   --------   --------   --------   --------   --------
Loss from operations                        (27.0)     (43.9)     (38.7)     (66.7)     (33.6)     (34.6)     (41.9)    (169.3)
Interest expense                             (2.6)     (16.9)     (18.7)     (25.7)     (29.6)     (31.9)     (59.4)     (72.2)
Interest income                               0.5        6.0        4.8        8.2        4.7        8.1       19.8       21.9
Other income, net                              --        1.2        5.3        0.5       (0.2)      (0.2)      (1.1)       0.6
Non-recurring arbitration charge               --         --         --      (49.0)        --         --         --         --
                                          -------   --------   --------   --------   --------   --------   --------   --------
Loss before income taxes                    (29.1)     (53.6)     (47.3)    (132.7)     (58.7)     (58.6)     (82.6)    (219.0)
Income tax benefit                             --         --         --        0.9         --        0.4        0.3        2.0
                                          -------   --------   --------   --------   --------   --------   --------   --------
Net loss                                    (29.1)     (53.6)     (47.3)    (131.8)     (58.7)     (58.2)     (82.3)    (217.0)
Return to preferred shareholders             (0.8)      (0.8)      (0.8)      (0.8)      (0.6)      (4.2)      (6.4)      (6.5)
                                          -------   --------   --------   --------   --------   --------   --------   --------
Net loss available to common
   shareholders                           $ (29.9)  $  (54.4)  $  (48.1)  $ (132.6)  $  (59.3)  $  (62.4)  $  (88.7)  $ (223.5)
                                          =======   ========   ========   ========   ========   ========   ========   ========
Basic and diluted loss per share (1)      $ (0.33)  $  (0.53)  $  (0.47)  $  (1.28)  $  (0.56)  $  (0.50)  $  (0.68)  $  (1.63)
                                          =======   ========   ========   ========   ========   ========   ========   ========
Shares used in computing basic and
   diluted loss per share (in
   thousands)                              89,192    102,222    103,318    103,743    106,716    123,912    129,688    136,778
                                          =======   ========   ========   ========   ========   ========   ========   ========

(1) Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the loss per share by quarter does not equal the loss per share for 1998 and 1999.

                                                                    Quarter Ended
                                                     1998                                 1999
                                          ------------------------------------------------------------------------
                                          Mar 31   Jun 30   Sep 30    Dec 31   Mar 31   Jun 30   Sep 30    Dec 31
                                          ------------------------------------------------------------------------
Revenue                                    100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%
Operating costs and expenses:
Data communications and operations          82.5     78.1     76.9      73.3     72.5     70.1     70.1      72.9
Sales and marketing                         24.1     23.2     21.8      20.3     17.7     17.7     19.5      19.3
General and administrative                  17.1     19.2     17.1      16.9     16.3     12.4     10.6      16.9
Depreciation and amortization               21.3     24.0     21.7      28.1     25.6     27.8     29.6      34.4
Charge for acquired in-process
   research and development                 15.7     37.2     19.8      32.4       --       --       --      47.8
                                          ------   ------   ------   -------   ------   ------   ------   -------
Total operating costs and expenses         160.7    181.7    157.3     171.0    132.1    128.0    129.8     191.3
                                          ------   ------   ------   -------   ------   ------   ------   -------
Loss from operations                       (60.7)   (81.7)   (57.3)    (71.0)   (32.1)   (28.0)   (29.8)    (91.3)
Interest expense                            (5.8)   (31.4)   (27.7)    (27.4)   (28.2)   (25.8)   (42.2)    (38.9)
Interest income                              1.3     11.3      7.0       8.8      4.5      6.5     14.1      11.8
Other income, net                           (0.2)     2.0      7.9       0.5     (0.2)    (0.1)    (0.8)      0.3
Non-recurring arbitration charge              --       --       --     (52.2)      --       --       --        --
                                          ------   ------   ------   -------   ------   ------   ------   -------
Loss before income taxes                   (65.4)   (99.8)   (70.1)   (141.3)   (56.0)   (47.4)   (58.7)   (118.1)
Income tax benefit                           --       --       --        0.9       --      0.4      0.2       1.1
                                          ------   ------   ------   -------   ------   ------   ------   -------
Net loss                                  (65.4)%  (99.8)%  (70.1)%  (140.4)%  (56.0)%  (47.0)%  (58.5)%  (117.0)%
                                          ======   ======   ======   =======   ======   ======   ======   =======

Our quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as:

     .  the timing of acquisitions;

     . the success of our efforts to expand our customer base, and to sell enhanced and value added services to existing customers;

     . changes in and the timing of expenditures relating to the continued expansion of our network;

     .  the delivery of bandwidth from our global network providers;

     .  in-process research and development charges;

     . interest expense and return to preferred shareholders due to timing of our debt and equity issuances;

     .  the development of new services; and

     .  changes in pricing policies by us or our competitors.

In view of the significant historical growth of our operations, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future. We expect to focus in the near term on building and increasing our customer base, data center build-out and increasing our network utilization both through internal growth and through acquisitions which may require us from time to time to increase our expenditures for personnel, marketing, network infrastructure and the development of new services.

  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. To the extent we begin to enter into such transactions in the future, we will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2001.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which clarifies the SEC's views on revenue recognition. We believe that our existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1999, we had financial instruments consisting of cash, fixed and variable rate debt and short-term investments, which are held for purposes other than trading. The majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. However, as described elsewhere in this report, in 1999 we issued fixed rate Euro 300.0 million aggregate principal amount of 11% senior notes and 10 1/2% senior notes, which are subject to foreign currency exchange risk. The proceeds from the Euro senior notes are currently invested in Euro denominated cash and cash equivalents. A 10% change in the exchange rate for the Euro would impact annual interest expense by approximately $3.4 million and the carrying value of the Euro denominated notes by approximately $30.2 million. Annual maturities of our debt obligations at December 31, 1999, excluding capital lease obligations were as follows: $8.1 million in 2000, $8.8 million in 2001, $8.1 million in 2002, $8.0 million in 2003, $0.9 million in 2004 and $2.9 billion thereafter. At December 31, 1999, the carrying value of our debt obligations, excluding capital lease obligations, was $2.9 billion and the fair value was $3.0 billion. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at December 31, 1999 was 10.7%. Our investments are generally fixed rate short-term investment grade and government securities and equity securities denominated in U.S. dollars. At December 31, 1999, all of our investments in debt securities are due to mature within twelve months and the carrying value of all of our investments approximates fair value. At December 31, 1999, $154.1 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

Item 8.  Financial Statements and Supplementary Data

                                                                                                    Page
                                                                                                    ----
Index to Financial Statements:

  Financial Statements:

     Report of Independent Accountants............................................................   53

     Consolidated Balance Sheets as of December 31, 1999 and 1998.................................   54

     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and
      1997........................................................................................   55

     Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years
      ended December 31, 1999, 1998 and 1997......................................................   56

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and
      1997........................................................................................   57

     Notes to Consolidated Financial Statements...................................................   59

  Financial Statement Schedules:

     II--Valuation and Qualifying Accounts for each of the three years in the period ended
       December 31, 1999..........................................................................   81

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PSINet Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PSINet Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

Washington, D.C.
March 20, 2000

                                  PSINET INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                    1999                    1998
                                                                                    ----                    ----
                                                                                  (In millions of U.S. dollars,
                                                                                        except share data)
ASSETS
------
Current assets:
 Cash and cash equivalents                                                          $  853.6              $   56.8
 Restricted cash and short-term investments                                            154.1                 162.5
 Short-term investments and marketable securities                                      747.6                 265.7
 Accounts receivable, net of allowances of $18.0 and $11.7                             103.6                  50.2
 Prepaid expenses                                                                       20.6                  11.0
 Other current assets                                                                   62.9                  19.1
                                                                                    --------              --------
     Total current assets                                                            1,942.4                 565.3

Property, plant and equipment, net                                                   1,162.6                 389.4
Goodwill and other intangibles, net                                                  1,212.0                 282.8
Other assets and deferred charges                                                      175.3                  46.7
                                                                                    --------              --------
     Total assets                                                                   $4,492.3              $1,284.2
                                                                                    ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
 Current portion of debt                                                            $  115.0              $   60.0
 Trade accounts payable                                                                141.5                  90.0
 Accrued payroll and related expenses                                                   16.1                   8.5
 Other accounts payable and accrued liabilities                                         85.3                  82.7
 Accrued interest payable                                                               94.7                  29.0
 Deferred revenue                                                                       29.5                  19.4
                                                                                    --------              --------
     Total current liabilities                                                         482.1                 289.6

Long-term debt                                                                       3,185.2               1,064.6
Deferred income tax liabilities                                                         17.9                   6.2
Other liabilities                                                                       84.1                  44.0
                                                                                    --------              --------
     Total liabilities                                                               3,769.3               1,404.4
                                                                                    --------              --------

Commitments and contingencies (Notes 2 and 10)

Shareholders' equity (deficit):
 Preferred stock, $.01 par value; 30,000,000 shares authorized, 10,200,000
  and 1,675,142 shares designated                                                         --                    --
  Preferred stock, Series A; 1,000,000 shares designated; no shares issued and outstanding
  Convertible preferred stock, Series B, $50.00 stated value; 675,142
   shares designated; 600,000 shares issued and outstanding                               --                  28.8
  Convertible preferred stock, Series C, $50.00 stated value; 9,200,000
   shares designated, issued and outstanding                                           375.2                    --
 Common stock, $.01 par value; 500,000,000 shares authorized; 146,795,972
  and 104,366,390 shares issued                                                          1.5                   1.0
 Capital in excess of par value                                                      1,194.8                 401.5
 Accumulated deficit                                                                  (861.5)               (427.6)
 Treasury stock, 199,112 shares, at cost                                                (2.0)                 (2.0)
 Accumulated other comprehensive income                                                125.4                  36.7
 Bandwidth asset to be delivered under IXC agreement                                  (110.4)               (158.6)
                                                                                    --------              --------
     Total shareholders' equity (deficit)                                              723.0                (120.2)
                                                                                    --------              --------
     Total liabilities and shareholders' equity (deficit)                           $4,492.3              $1,284.2
                                                                                    ========              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
                                                                ----------------------------------------
                                                                  1999           1998              1997
                                                                  ----           ----              ----
                                                                      (In millions of U.S. dollars,
                                                                   except share and per share amounts)
Revenue                                                           $ 554.7        $ 259.6          $121.9

Operating costs and expenses:
 Data communications and operations                                 396.4          199.4            94.4
 Sales and marketing                                                103.8           57.0            25.8
 General and administrative                                          78.7           45.3            23.0
 Depreciation and amortization                                      166.5           63.4            28.3
 Charge for acquired in-process research and development             88.7           70.8              --
                                                                 --------        -------          ------
  Total operating costs and expenses                                834.1          435.9           171.5
                                                                 --------        -------          ------

Loss from operations                                               (279.4)        (176.3)          (49.6)

Interest expense                                                   (193.1)         (63.9)           (5.4)
Interest income                                                      54.4           19.6             3.1
Other (expense) income, net                                          (0.9)           6.9             5.8
Non-recurring arbitration charge                                       --          (49.0)             --
                                                                 --------        -------          ------

Loss before income taxes                                           (419.0)        (262.7)          (46.1)
Income tax benefit                                                    2.8            0.9             0.5
                                                                 --------        -------          ------

Net loss                                                           (416.2)        (261.8)          (45.6)

Return to preferred shareholders                                    (17.7)          (3.1)           (0.4)
                                                                 --------        -------          ------

Net loss available to common shareholders                        $ (433.9)       $(264.9)         $(46.0)
                                                                 ========        =======          ======

Basic and diluted loss per share                                 $  (3.49)       $ (2.66)         $(0.57)
                                                                 ========        =======          ======

Shares used in computing basic and diluted loss per share
(in thousands)                                                    124,386         99,612          80,612
                                                                 ========        =======         =======

 The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  For the Three Years Ended December 31, 1999
               (In millions of U.S. dollars, except share data)



                                                   Series B Preferred      Series C Preferred                            Capital in
                                                          Stock                  Stock               Common Stock        Excess of
                                                    Shares      Amount      Shares     Amount     Shares        Amount   Par Value
                                                 ----------   ---------   ----------  --------  -----------   --------   ---------
Balance, December 31, 1996                               --   $      --           --  $     --   80,226,468     $  0.8   $  207.6
                                                 ----------   ---------   ----------  --------  -----------     ------   --------
Comprehensive income:
   Net loss
   Foreign currency translation adjustment
     Total comprehensive income (loss)
Issuance of common stock pursuant
  to exercise of stock warrants and options                                                         894,872         --        0.7
Issuance of Series B convertible
  preferred stock, net of expenses                  600,000        28.1                                                       1.5
Return to preferred shareholders                                    0.1
Cancellation of common stock for
  acquisition of World Online                                                                      (165,768)        --
Other (rounding)                                                   (0.1)                                                     (0.1)
                                                 ----------   ---------   ----------  --------  -----------     ------   --------
Balance, December 31, 1997                          600,000        28.1           --        --   80,955,572        0.8      209.7

Comprehensive income:
   Net loss
   Unrealized holding gains
   Foreign currency translation adjustment
      Total comprehensive income (loss)
Issuance of common stock pursuant
  to exercise of stock warrants and options                                                       2,752,128         --        6.0
Issuance of common stock and
  contingent obligation to IXC                                                                   20,459,578        0.2      185.8
Acceptance of IXC bandwidth
Return to preferred shareholders                                    0.7
                                                 ----------   ---------   ----------  --------  -----------     ------   --------
Balance, December 31, 1998                          600,000        28.8           --        --  104,167,278        1.0      401.5

Comprehensive income:
   Net loss
   Unrealized holding gains
   Foreign currency translation adjustment
     Total comprehensive income (loss)
Issuance of common stock pursuant
  to exercise of stock warrants and options                                                       5,219,512        0.1       20.2
Conversion of Series B convertible                                                                                           28.9
 preferred stock                                   (600,000)      (29.0)                          6,000,000        0.1
Public offering of common stock, net of expenses                                                 16,000,000        0.1      383.7
Public offering of Series C convertible
  preferred stock, net of expenses                                         9,200,000     358.1
Issuance of common stock and assumed options
  pursuant to TNI acquisition                                                                    15,210,070        0.2      360.5
Acceptance of IXC bandwidth
Return to preferred shareholders                                   0.2                    17.1
                                                 ----------   ---------   ----------  --------  -----------     ------   --------
Balance, December 31, 1999                               --   $      --    9,200,000    $375.2  146,596,860     $  1.5   $1,194.8
                                                 ==========   =========   ==========  ========  ===========     ======   ========


                                                                                   Accumulated     Bandwidth Asset      Total
                                                                                      Other        To Be Delivered   Shareholders'
                                                        Accumulated    Treasury   Comprehensive       Under IXC         Equity
                                                          Deficit       Stock     Income (Loss)       Agreement        (Deficit)
                                                          -------       -----     -------------       ---------         --------
Balance, December 31, 1996                                 $(116.6)      $(2.0)          $   --        $   --           $  89.8
                                                           -------     -------           ------        ------           -------
Comprehensive income:
   Net loss                                                  (45.6)                                                       (45.6)
   Foreign currency translation adjustment                                                 (0.6)                           (0.6)
                                                                                                                        --------
     Total comprehensive income (loss)                                                                                   [(46.2)]
Issuance of common stock pursuant
  to exercise of stock warrants and options                                                                                 0.7
Issuance of Series B convertible
  preferred stock, net of expenses                                                                                         29.6
Return to preferred shareholders                              (0.4)                                                        (0.3)
Cancellation of common stock for
  acquisition of World Online                                                                                                --
Other (rounding)                                                                                                           (0.2)
                                                           -------      ------           ------       -------           -------
Balance, December 31, 1997                                  (162.6)       (2.0)            (0.6)           --              73.4

Comprehensive income:
   Net loss                                                 (261.9)                                                      (261.9)
   Unrealized holding gains                                                                 0.2                             0.2
   Foreign currency translation adjustment                                                 37.1                            37.1
                                                                                                                        --------
      Total comprehensive income (loss)                                                                                 [(224.6)]
Issuance of common stock pursuant
  to exercise of stock warrants and options                                                                                 6.0
Issuance of common stock and
  contingent obligation to IXC                                                                         (186.0)               --
Acceptance of IXC bandwidth                                                                              27.4              27.4
Return to preferred shareholders                              (3.1)                                                        (2.4)
                                                           -------       -----           ------       -------           -------
Balance, December 31, 1998                                  (427.6)       (2.0)            36.7        (158.6)           (120.2)

Comprehensive income:
   Net loss                                                 (416.2)                                                      (416.2)
   Unrealized holding gains                                                                77.6                            77.6
   Foreign currency translation adjustment                                                 11.1                            11.1
                                                                                                                        -------
     Total comprehensive income (loss)                                                                                  [(327.5)]
Issuance of common stock pursuant
  to exercise of stock warrants and options                                                                                20.3
Conversion of Series B convertible preferred
  stock                                                                                                                      --
Public offering of common stock, net of expenses                                                                          383.8
Public offering of Series C convertible
  preferred stock, net of expenses                                                                                        358.1
Issuance of common stock and assumed options
  pursuant to TNI acquisition                                                                                             360.7
Acceptance of IXC bandwidth                                                                              48.2              48.2
Return to preferred shareholders                             (17.7)                                                        (0.4)
                                                           -------     -------          -------       -------           -------
Balance, December 31, 1999                                 $(861.5)      $(2.0)          $125.4       $(110.4)          $ 723.0
                                                           =======     =======          =======       =======           =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                   1999               1998                 1997
                                                                                   ----               ----                 ----
                                                                                           (In millions of U.S. dollars)
Cash flows from operating activities:
  Net loss                                                                     $  (416.2)            $ (261.9)              $(45.6)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    166.5                 63.4                 28.3
  Loss (gain) on sale of investments                                                 0.3                 (5.0)                (5.7)
  Charges for acquired in-process research and development                          88.7                 70.8                   --
  Amortization of debt offering costs and debt premium                               5.8                  2.3                   --
  Loss (gain) on sale of other assets                                                1.3                 (1.8)                  --
  Provision for allowances                                                           7.6                  5.5                  5.4
  (Increase) decrease in accounts receivable                                       (23.9)               (27.6)                 0.4
  Increase (decrease) in notes receivable                                           (2.7)                 4.8                 (5.7)
  (Increase) decrease in prepaid expenses and other assets                         (24.9)               (16.9)                 0.3
  Increase in other assets and deferred charges                                    (33.2)                (3.0)                (0.2)
  (Decrease) increase in accounts payable and accrued liabilities                   (6.8)                50.2                  6.5
  Increase in accrued interest payable                                              65.3                 28.6                  0.1
  Increase in deferred revenue                                                       5.0                  9.4                  0.6
  Decrease in deferred income taxes                                                 (1.9)                (0.8)                (0.5)
  Increase (decrease) in other liabilities                                          11.3                 (5.6)                 0.5
                                                                               ---------             --------               ------
            Net cash used in operating activities                                 (157.8)               (87.6)               (15.6)
                                                                               ---------             --------               ------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                      (529.2)              (118.0)               (12.6)
  Purchases of short-term investments                                           (1,618.4)              (511.7)                (3.0)
  Proceeds from maturity or sale of short-term investments                       1,211.7                251.2                  7.6
  Proceeds from sale of InterCon, net                                                 --                   --                 20.4
  Investments in certain businesses, net of cash acquired                         (599.8)              (259.7)                (8.6)
  Purchases of minority investments                                                (28.4)                (8.3)                  --
  Restricted cash and short-term investments                                         8.4               (141.0)               (19.7)
  Other                                                                             (2.9)                 3.6                  0.3
                                                                               ---------             --------               ------
            Net cash used in investing activities                               (1,558.6)              (783.9)               (15.6)
                                                                               ---------             --------               ------

Cash flows from financing activities:
  Proceeds from issuance of debt and credit facilities                           2,060.2              1,092.0                 10.1
  Costs of debt issuance                                                           (55.6)               (31.4)                  --
  Repayments of debt and credit facilities                                        (166.2)              (151.0)                (5.7)
  Principal payments under capital lease obligations                               (79.9)               (38.6)               (22.1)
  Proceeds from issuance of common and preferred stock                             778.3                   --                 29.6
  Costs of common and preferred stock                                              (36.3)                  --                   --
  Payments of dividends on preferred stock                                          (0.5)                (2.8)                  --
  Proceeds from exercise of common stock options and warrants                       20.3                  6.0                  0.7
                                                                               ---------             --------               ------
            Net cash provided by financing activities                            2,520.3                874.2                 12.6
                                                                               ---------             --------               ------

Effect of exchange rate changes on cash                                             (7.1)                20.8                  0.2
                                                                               ---------             --------               ------

Net increase (decrease) in cash and cash equivalents                               796.8                 23.5                (18.4)

Cash and cash equivalents, beginning of year                                        56.8                 33.3                 51.7
                                                                               ---------             --------               ------

Cash and cash equivalents, end of year                                         $   853.6             $   56.8               $ 33.3
                                                                               =========             ========               ======


Supplemental disclosures of cash flow information:

    Cash paid during the year for:
        Interest                                                      $   124.4    $   33.6     $  5.1
        Income taxes                                                        0.1           -          -

    Noncash investing and financing activities:
        Capital lease obligations incurred                                298.5       113.3       37.5
        Acceptance of IXC bandwidth                                        48.2        27.4          -

  The accompanying notes are an integral part of these consolidated financial statements.

                                  PSINET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations - PSINet Inc. (the "Company") was organized in October 1989 and is a leading global provider of Internet and eCommerce solutions to businesses. As an Internet Super Carrier (ISC), the Company offers a suite of products globally that enable customers to utilize the Internet for mission critical applications carried over a worldwide fiber optic network. PSINet provides Internet connectivity and hosting services to more than 91,000 corporate customers. Services and products include dedicated, dial- up, and DSL Internet access services connections, Web hosting and collocation services, transaction network services, VPNs, eCommerce solutions, voice-over-IP, e-mail and managed security services. The Company also provides wholesale and private label network connectivity and related services to other ISPs and telecommunications carriers to further utilize its network capacity. It serves approximately 90 of the 100 largest metropolitan statistical areas in the U.S,. has a presence in the 20 largest telecommunications markets globally and operates in 27 countries. PSINet conducts business through operations organized into five geographic operating segments-- U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa.

Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Revenue and related direct costs from customer contracts for Internet access and related services are recognized ratably over the terms of the contracts, which are generally one year. Cash received in advance of revenue earned is recorded as deferred revenue. Revenue earned under "services for equity" arrangements is recognized when the services are provided if the receivable will be converted into equity to satisfy the earnings process within the normal collection timeline. To date, revenue earned under "service for equity" arrangements has been insignificant.

Advertising and Customer Acquisition Costs - The Company expenses all advertising and customer acquisition costs in the period incurred. Advertising expenses (which include customer acquisition costs) were $31.8 million in 1999, $19.8 million in 1998 and $9.2 million in 1997

Research and Development - Research and development costs are expensed as incurred.

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less at the date of acquisition are classified as cash equivalents.

Restricted Cash - Restricted cash and short-term investments represent amounts that are restricted as to their use in accordance with financing arrangements and acquisition holdback agreements. At December 31, 1999, $8.8 million of cash was designated as collateral for outstanding letters of credit.

Short-Term Investments and Marketable Securities - Short-term investments and marketable securities consist of U.S. government obligations, commercial paper and certificates of deposit with maturities at acquisition greater than three months but less than one year and publicly traded equity securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. Debt securities for which the Company does not have the intent or ability to hold to maturity, along with any equity securities, are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in shareholders' equity. Cost of securities sold is determined on a specific identification basis.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and marketable securities and accounts receivable. The Company's short-term investments and marketable securities are primarily investment grade instruments. The Company continually monitors these investments and other equity investments in third parties. Concentrations of credit risk with respect to accounts receivable are limited due to the large number and geographic dispersion of customers comprising the Company's customer base.

The Company has a subsidiary which makes direct minority equity investments in businesses during their early- and mid-stage financing. These investments, which are recorded in the accompanying balance sheet within "other assets and deferred charges", are in the form of direct cash investments in equity and convertible debt instruments, and in equity instruments through "services for equity" arrangements. The nature of these investments involves a high degree of risk. To date, revenue earned under such arrangements has been insignificant.

Concentrations of Other Risks - The Company is a facilities-based provider of Internet-related services that require significant investments in network bandwidth, technology to operate the network, hosting centers (including real estate and equipment), and related infrastructure. The Company's operations can be affected by the availability of and its ability to acquire suitable assets, the ability to place those assets in service, and the ability to generate profitable customer revenue utilizing those assets. As well, the Company's success depends on employing technologies that require it to own as well as make significant future commitments in technologies that are both expensive and which can quickly become obsolete as new technologies emerge. The carrying value of the Company's fixed and intangible assets could be affected by these risks.

The Company had significant indebtedness at December 31, 1999, and the amount and terms of the Company's financing arrangements could restrict its operations as well as make it susceptible to economic downturns. The Company expects to continue to acquire or build network facilities and to make acquisitions of other companies, which will continue to require significant amounts of capital and which could strain management, personnel, accounting, information systems and other resources. The Company will continue to incur substantial losses, which could restrict its ability to raise capital in the future. The Company also has significant foreign operations, which makes it subject to foreign currency exchange risks.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements that extend useful lives or increase capacity of the asset and interest costs associated with significant capital additions. Costs incurred prior to an asset being ready for service are reflected as construction in progress within property, plant and equipment. Construction in progress includes direct expenditures for construction of the asset and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; property taxes and incremental staff costs directly related to managing the project during the construction phase. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements include costs associated with telecommunications equipment installations and building improvements. In 1999 and 1998, the Company capitalized interest of approximately $6.2 million and $0.8 million, respectively. No interest was capitalized in 1997.

The Company finances most of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Telecommunications bandwidth under long-term IRU contracts requiring payment at or near acceptance is classified as owned assets.

Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation/operation stage are expensed as incurred. Costs incurred during the application development stage, including appropriate website development costs, are capitalized and amortized over the estimated useful life of the software.

Depreciation and amortization periods are as follows:



     Type of Asset:                   Depreciation or Amortization Period:

     Telecommunications bandwidth     Shorter of useful life or indefeasible
                                      right of use (IRU)/lease agreement,
                                      generally 10-20 years, beginning when
                                      bandwidth is ready for use

     Data communications equipment    Three to five years

     Leasehold improvements           Shorter of lease or useful life,
                                      generally five to seven years

     Software                         Three to five years

     Office and other equipment       Three to five years

     Building                         30 years

The carrying value of property, plant and equipment is assessed annually and/or when factors indicating a possible impairment are present. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

Goodwill and Other Intangibles - Goodwill and other intangibles primarily arise from purchases of companies. The Company reviews goodwill and other intangibles and other long-lived assets to assess recoverability based upon undiscounted cash flow analysis when factors indicating an impairment are present. Impairments, if any, are measured based upon the difference between the carrying value and fair value, which may be determined using discounted cash flow analyses or other methods, and are recognized in operating results in the period in which an impairment in value is determined.

Amortization periods are as follows:

     Type of Asset:                        Amortization Period:

     Goodwill                              Ten to 20 years

     Customer relationships                Two to 20 years

     Existing technology                   Two to five years

     Tradename                             Seven to ten years

     Workforce and other                   Two to ten years


Acquired In-Process Research and Development -- The fair value of acquired in-process research and development (IPR&D) technologies acquired in business combinations is expensed immediately. The amount of purchase price allocated to IPR&D is determined based on independent appraisals obtained by the Company using appropriate valuation techniques, including, as appropriate, percentage-of-completion which utilizes the key milestones to estimate the stage of development of each project at the date of acquisition, an estimation of cash flows resulting from the expected revenues generated from such projects, and the discounting of the net cash flows to their present value. The discount rate includes a factor that takes into account the stage of completion and uncertainty surrounding the successful development of the purchased in-process technology. At the respective dates of acquisition, the IPR&D projects had not yet reached technological feasibility and did not have alternative future uses. As discussed in Note 5, material risks exist with each IPR&D project; however, management expects that such projects will be completed.

Other Assets and Deferred Charges - Other assets and deferred charges principally comprise debt issuance costs, deposits and investments in certain businesses. Debt issuance costs are amortized using the effective interest method over the terms of the related debt as additional interest expense. Investments in non-public businesses in which the Company owns less than a 20% voting equity interest are accounted for using the cost method.

Investments in businesses that the Company owns less than a 50% voting equity interest and can exert significant influence are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary.

Income Taxes - The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. In conjunction with business acquisitions, the Company records acquired deferred tax assets and liabilities. Future reversals of valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statement of operations. Recognition of deferred tax assets related to non-qualified stock option exercises will be recorded as an adjustment to capital in excess of par value.

Stock Compensation - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides pro forma information regarding net loss and loss per share as calculated under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Foreign Currency - Gains and losses on translation of the accounts of the Company's non-U.S. operations, including permanently invested intercompany balances, are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity. At December 31, 1999 and 1998, the cumulative foreign currency translation adjustment was $47.6 million and $36.5 million, respectively. Transaction gains and losses on the Company's non-functional currency denominated assets and liabilities are recorded in the consolidated statement of operations. For the Euro denominated notes, a 10% change in the exchange rate for the Euro would impact annual interest expense by approximately $3.4 million and the carrying value would change by approximately $30.2 million.

Loss Per Share - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants, common stock issuable upon conversion of convertible preferred stock and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. The effect of common stock equivalents which totaled 32.4 million, 15.3 million and 2.9 million shares at December 31, 1999, 1998 and 1997, has been excluded from the computation of diluted loss per share as the effect would be antidilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for each of the years presented.

Fair Value of Financial Instruments - For cash and cash equivalents, short-term investments and marketable securities, the carrying amount represents or approximates fair value. The Company estimates the fair value of borrowings by reference to quoted market values or by discounting the future cash flows using quoted market rates or interest rates at which similar types of borrowing arrangements with the same maturities could be obtained by the Company. The fair value of the Company's equity investments in non-public businesses is not practicable to estimate as quoted market prices are not available. In addition, as most non-public investees are in the start-up phase, other valuation techniques are not appropriate as other information which might be pertinent to estimating fair value is either not reliable or not available.

Segment Reporting - The Company provides segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions, based upon all known facts and circumstances, that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Split - On February 11, 2000 the Company effected a two-for-one split of its common stock, in the form of a stock dividend, to holders of record as of the close of business on January 28, 2000. Share and per share information for all periods presented in the accompanying financial statements have been adjusted to reflect the two-for-one stock split.

Recent Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2001.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB
101) which clarifies the SEC's views on revenue recognition. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on the Company's financial condition, results of operations or cash flows.

NOTE 2 - Acquisitions and Dispositions of Certain Businesses

In 1998 and 1999, the Company completed the acquisition of 100% of 61 businesses. Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. Outstanding stock options of acquired businesses were included in the determination of the purchase prices based on the fair value of the options assumed. Summary information regarding the business combinations is as follows:

     Business Name                                   Location                     Acquisition Date
     -------------                                   --------                     ----------------
Internet Prolink S.A.                                Switzerland                  January 1998
ISTAR Internet inc. ("iSTAR")                        Canada                       February and May 1998
Interactive Telephony Limited                        Channel Islands, Jersey      April 1998
Interactive Networx GmbH ("INX")                     Germany                      May 1998
LinkAge Online Limited ("LinkAge")                   Hong Kong                    June 1998
IoNET Internetworking Services ("ioNet")             United States                June 1998
SCII-CalvaPro                                        France                       June 1998
INTERLOG Internet Services, Inc. ("INTERLOG")        Canada                       July 1998
Rimnet Corporation  ("Rimnet")                       Japan                        August 1998
TWICS Co., Ltd.                                      Japan                        September 1998
Hong Kong Internet & Gateway Services                Hong Kong                    September 1998
iNet, Inc. ("iNet")                                  Korea                        September 1998
Tokyo Internet Corporation ("Tokyo Internet")        Japan                        October 1998
The Unix Group B.V.                                  The Netherlands              October 1998
AsiaNet Limited                                      Hong Kong                    November 1998
Spider Net Limited                                   Hong Kong                    December 1998
Huge Net Limited                                     Hong Kong                    December 1998
Planete.net S.A.R.L                                  France                       February 1999
Satelnet S.A.                                        France                       February 1999
Telelinx Ltd.("Telelinx")                            U.K.                         February 1999
Horizontes Internet Ltda                             Brazil                       April 1999
Wavis Equipamentos de Informatica Ltda               Brazil                       April 1999
Sao Paulo On-Line Ltda                               Brazil                       May 1999
Internet de Mexico S.A. de C.V.                      Mexico                       May 1999
Datanet S.A. de C.V.                                 Mexico                       May 1999
The Internet Company                                 Switzerland                  May 1999
Caribbean Internet Service Corp.                     U.S. (Puerto Rico)           June 1999
The Internet Access Company ("TIAC")                 U.S.                         June 1999
Argentina On-Line S.A.                               Argentina                    June 1999
CSO.net Telecom Services GmbH                        Austria                      June 1999
Intercomputer, S.A. and Intercomputer
Soft, S.A ("Intercomputer")                          Spain                        July 1999
ABAFoRUM S.A.                                        Spain                        July 1999
Netwing EDV-Dienstleistungs GmbH                     Austria                      July 1999

Global Link                                          Hong Kong                    July 1999
Netsystem S.A.                                       Argentina                    August 1999
Domain Acesso e Servicos Internet Ltda               Brazil                       August 1999
Netline Communicaciones S.A.                         Chile                        August 1999
Sinfonet S.A.                                        Panama                       August 1999
Vision Network Limited                               Hong Kong                    September 1999
Servnet Servicos de Informatica e Communicacao
Ltda                                                 Brazil                       September 1999
Elender Informatikai ("Elender")                     Hungary                      September 1999
Infase Comunicaciones, S.L.                          Spain                        September 1999
Internet Network Technologies                        U.S.                         September 1999
Site Internet Ltda                                   Brazil                       September 1999
TotalNet Inc.("TotalNet")                            Canada                       September 1999
Terzomillennio S.L.                                  Italy                        September 1999
Orbinet Telecommunications, Inc.                     Panama                       September 1999
ZebraNet, Inc.                                       U.S.                         October 1999
SPIN GmbH                                            Switzerland                  October 1999
Zircon                                               Australia                    October 1999
Mlink Internet, Inc.                                 Canada                       October 1999
Netup                                                Chile                        November 1999
Lyceum                                               U.S.                         November 1999
Telalink Corporation                                 U.S.                         November 1999
Transaction Network Services, Inc. ("TNI")           U.S.                         November 1999
Alpha dot net                                        U.S.                         December 1999
Netgate                                              Uruguay                      December 1999
JoinNet                                              Taiwan                       December 1999
Correionet                                           Brazil                       December 1999
Lynx                                                 Lebanon                      December 1999
Pacwan                                               France                       December 1999

Additionally, in December 1999, the Company acquired a 49% voting interest in iNet Telecom, a telecommunications company in Seoul, Korea. The investment in iNet Telecom is accounted for under the equity method.

All of the companies acquired are Internet service providers or data transmission companies, offering a wide range of Internet-protocol based solutions for businesses and small office/home office and consumer users. Depending on the particular business activities of the company acquired, revenue may also be derived from network integration, web hosting, managed co-location, eCommerce, as well as vertical market Internet services, including comprehensive banking, medical and telecommunications Internet solutions.

The Company paid TNI shareholders approximately $339.3 million in cash and approximately 15.2 million shares of the Company's common stock, which represented an aggregate value of approximately $347.7 million based upon a price per share of the Company's common stock of $22.859. The Company also assumed options to acquire approximately 463,000 shares of TNI common stock, representing an aggregate value of approximately $13.0 million, which were exercisable into 926,000 shares of the Company's common stock. The Company also repaid outstanding principal and interest under TNI's revolving credit facility in the amount of $52.1 million from cash on hand. All other acquisitions were cash transactions.

For certain acquisitions, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations. These acquisition hold-back liabilities are generally payable up to 24 months after the date of closing of the respective acquisitions. Acquisition holdback liabilities totaled $78.1 million and $38.2 million at December 31, 1999 and at December 31, 1998. The Company had $6.9 million in payments on acquisition holdbacks at in 1999 and no such payments in 1998.

In connection with these acquisitions, the Company recorded $15.1 million and $14.2 million in 1999 and 1998, respectively, in other accounts payable and accrued liabilities in accordance with planned terminations of certain contracts of acquired companies. Such terminations are expected to occur within one year of acquisition date. In 1999 and 1998, $2.3 million and $1.4 million, respectively, had been incurred and charged against the liability and $12.4 million had been reversed against goodwill as a result of renegotiated termination penalties or changes in anticipated use of assets.

The purchase price relating to one acquisition was increased in 1999 by $6.0 million pursuant to an earnout provision as a result of the acquired company achieving certain levels of operating results post-acquisition. Acquisition holdback liabilities and transaction costs accrued totalled $109.9 million and $41.5 million at December 31, 1999 and 1998, respectively. Cash acquired in conjunction with our acquisitions was $28.8 million and $7.0 million for the year ended Decemeber 31, 1999 and December 31, 1998, respectively.

In connection with the 1999 acquisitions of these companies, liabilities assumed were as follows (in millions of U.S. dollars):

                                           Fair Value of Cash Paid and
                        Fair Value of        Stock Issued in Exchange        Liabilities
 Business Name         Assets Acquired          for Capital Stock                Assumed
 -------------         ---------------          -----------------                -------
TNI                           $  810.6                  $(700.6)                  $110.0
Telelinx                         104.3                    (32.5)                    71.8
Elender                           35.7                    (26.8)                     8.9
Intercomputer                     35.4                    (25.4)                    10.0
TotalNet                          28.5                    (20.6)                     7.9
TIAC                              29.5                    (15.8)                    13.7
Other acquisitions               199.6                   (125.9)                    73.7
                              --------                ---------                   ------
                              $1,243.6                  $(947.6)                  $296.0
                              ========                =========                   ======

The following represents the unaudited pro forma results of operations of the Company for 1999 and 1998 as if the acquisitions were consummated on January 1, 1998. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at January 1, 1998 or the results that may occur in the future.

                                                                              Year Ended
                                                                              ----------
                                                            December 31, 1999            December 31, 1998
                                                            -----------------            -----------------
                                                        (In millions of U.S. dollars, except per share amounts)
Revenue                                                               $ 758.8                      $ 506.5
Net loss available to common shareholders                             $(489.4)                     $(362.7)
Basic and diluted loss per share                                      $ (3.93)                     $ (3.64)

Dispositions


In 1997, the Company sold all of the issued and outstanding capital stock of its software subsidiary in exchange for an aggregate of $20.5 million in cash and recognized a gain of $5.7 million.

NOTE 3 - Short-Term Investments and Marketable Securities

At December 31, 1999 and 1998, short-term investments and marketable securities, including restricted amounts, consists of $342.9 million and $235.1 million, respectively, of U.S. government obligations, $346.1 million and $112.3 million, respectively, of commercial paper, $42.8 million and $25.0 million, respectively, of certificates of deposit and $82.7 million and $0 respectively, in equity securities. All short-term investments are classified as available-for-sale. The unrealized holding gain was $77.8 million and $0.2 million at December 31, 1999 and 1998, respectively. The 1999 unrealized holding gain was comprised of $0.9 million in government obligations, $1.1 million in commercial paper and $75.8 million in equity securities.

NOTE 4 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                                     December 31,
                                                                     ------------
                                                               1999               1998
                                                               ----               ----
                                                            (In millions of U.S. dollars)
Owned Assets:
  Telecommunications bandwidth                               $  441.9             $118.1
  Data communications equipment                                 181.4              103.5
  Leasehold improvements                                        114.4               29.3
  Software                                                       32.5               17.7
  Office and other equipment                                     57.5               14.8
  Land and building                                              55.8                3.3
                                                             --------             ------
                                                                883.5              286.7
  Less accumulated depreciation and amortization               (147.0)             (63.1)
                                                             --------             ------
                                                                736.5              223.6
                                                             --------             ------
Assets Under Capital Leases:
  Leased data communications equipment                          364.9              171.9
  Leased telecommunications bandwidth                            58.3               30.3
  Leased building, office and other equipment                    68.8                4.0
                                                             --------             ------
                                                                492.0              206.2
  Less accumulated amortization                                 (65.9)             (40.4)
                                                             --------             ------
                                                                426.1              165.8
                                                             --------             ------

  Property, plant and equipment, net                         $1,162.6             $389.4
                                                             ========             ======

Total depreciation and leasehold amortization expense was $113.6 million in 1999, $51.4 million in 1998 and $25.1 million in 1997. At December 31, 1999 and 1998, telecommunications bandwith includes $223.2 million and $70.7 million, respectively, and land and buildings includes $53.3 million and $1.3 million, respectively, of assets classified as construction in progress for which no depreciation will be recognized until construction is completed. Anticipated completion dates are through 2001.

NOTE 5 - Goodwill, Other Intangibles and Acquired In-Process Research and Development

Goodwill and other intangibles consisted of the following:

                                                                      December 31,
                                                                      ------------
                                                               1999                1998
                                                             --------             ------
                                                            (In millions of U.S. dollars)
  Goodwill                                                   $  879.2             $230.4
  Customer relationships                                        173.2               26.0
  Existing technology                                           112.6                8.8
  Tradename                                                      93.5               24.1
  Workforce and other                                            18.7                8.0
                                                             --------             ------
                                                              1,277.2              297.3
  Less accumulated amortization                                 (65.2)             (14.5)
                                                             --------             ------

  Goodwill and other intangibles, net                        $1,212.0             $282.8
                                                             ========             ======

Total amortization of goodwill and other intangibles was $52.9 million in 1999, $11.4 million in 1998 and $2.7 million in 1997.

1999 Acquisitions

In connection with the 1999 acquisitions described in Note 2, the Company recorded $88.7 million of charges for acquired in-process research and development in 1999. A summary of the allocated values by technology/project for companies acquired in 1999 is as follows (in millions of U.S. dollars):


                                                                              At Acquisition Date
                                                       -------------------------------------------------------------------------
                                                                   Estimated
  Acquired                                                          Cost to      Expected
  Company         R&D Technology/Project                Value      Complete     Completion           Remaining Tasks
  ------          ----------------------                -----      --------     ---------            ---------------
TNI              Fraud Engine Update                    $73.2        $0.1      Early 2000       Redesigning user interface
                                                                                                Improve data management
                                                                                                System verification and testing
                 Outdial/Next Generation Excel            1.1         0.1      Mid 2000         System verification and testing
                 Local Number Portability                 1.7         1.4      Early 2000       Resolving database formatting
                                                                                                    and replication
                                                                                                Achieving compatibility with
                                                                                                    established voice services
                                                                                                System verification and testing
                 ATM Processing                           3.6         0.1      Late 2000        Conceptual design, initiatives
                                                                                                and project plan
                                                                                                Development of switch
                                                                                                System verification and testing
                 ATM Connectivity                         4.4          --      Early 2000       System verification and testing

Intercomputer    Various eBanking applications            1.2         0.3      Early 2000       System verification and testing

Elender          Virtual Private Network(VPN)             1.1          --      Late 2000        Resolutions relating to ability
                                                                                                Dedicate bandwith, manage
                                                                                                    routers and security features
                                                                                                System verification and testing
                 Internet cable                           1.9          --      Early 2000       Resolutions relating to
                                                                                                Compatibility between hard-
                                                                                                    ware and cable operators
                                                                                                System configuration
                                                                                                Software configuration
                                                                                                System verification and testing
                                                                                                System configuration
                 eCommerce and Portal                     0.5          --      Early 2000       System verification and testing
                                                        -----

        Total                                           $88.7
                                                        =====


Transaction Network Services, Inc. Through TNI the Company is in the process of working on five key research and development projects which have not yet been determined to be technologically feasible and which have no alternative future use. The Fraud Engine project under development is designed to update the systems by which a telephone company verifies the billability of a long distance call originating from a pay phone and significantly increases throughput volume. The Company expects the Fraud Engine project to substantially expand TNI's ability to offer authentication and verification services across a wide range of industries and geographies. The Outdial/Next Generation Excel Switch project under development for the United Kingdom is designed to allow TNI's network access controllers the ability to originate calls, whereas they currently can only receive calls. This project will allow the host (credit card processor) to call the merchant's terminal for daily batch verifications, thus eliminating the need for a merchant to remember to call the host. The Local Number Portability project is designed to allow telephone companies to verify the billability of a long distance call originating from a pay phone in Australia, and enabling users of telecommunications services to retain their telephone number when changing their service carrier or changing locations. The ATM Processing project, intended for the European marketplace, would both enable the carrying of credit card transactions between the merchant and processor, and provide TNI the ability to assume the role of the processor. The ATM Connectivity project is being developed to give customers the capability to download information to the ATM's utilizing one modem card that provides four separately types of connectivity. Currently, customers need individual modem cards for each connectivity type and integration architecture to enable the technology to work properly.

Intercomputer. Through Intercomputer the Company is developing five concurrent electronic banking technologies. A proprietary application is being developed that allows automatic, bi-directional transmission of various financial quotes to the General Treasury of Spain. Additionally, Intercomputer is developing a proprietary GSM Gateway Integrator designed to allow messages formatted to the internal application to be sent and received by cellular phones. Intercomputer is also developing two proprietary operating systems and system tools to allow clients to maintain and transmit financial information between themselves and financial entities and to maintain and manage electronic transfers of both receipts and payroll between themselves and financial entities.

Elender. Through Elender the Company is developing a proprietary version of VPN network system and a proprietary Internet cable access technology to provide high-speed Internet access. Also, Elender is developing a proprietary integrated eCommerce application designed for credit card payment over the Internet in Hungary and a Hungarian portal that could be personalized and able to connect with other eCommerce solutions.

1998 Acquisitions

In connection with the 1998 acquisitions described in Note 2, the Company recorded $70.8 million of charges for acquired in-process research and development in 1998. Most of these technologies were completed by the end of 1999, with the remaining few expected to be completed in early 2000. A summary of the allocated values by technology/project for companies acquired in 1998 is as follows (in millions of U.S. dollars):


                                                                   At Acquisition Date
                                               -----------------------------------------------------------
                                                            Estimated
 Acquired              R&D                                   Cost to
 Company         Technology/Project            Value        Complete              Remaining Tasks
 -------         ------------------            -----        --------              ---------------
iSTAR          Corporate DSL/ATM/Fax           $ 4.3          $1.9         System verification and testing
               On Demand/Web Hosting
               Dial-up - Widespan                2.7           2.2         System verification and testing
               Icommerce                         0.1            --         System verification and testing

INX            Access technologies               3.6           1.5         System verification and testing

ioNet          ATM and Internet services         8.5           2.2         System verification and testing

LinkAge        VPN technology                    2.9           0.2         Network architecture development
               Website tools                     2.6           1.3         Improve system stability
               IP Telephony                      2.4           0.2         Transmission quality improvement

INTERLOG       DSL                               2.7           0.3         Operations support system development, resolution of
                                                                           provisioning issues
               eCommerce                         0.5           0.1         Software development
               Website design                    0.3           0.1         Systems verification and integration

Rimnet         Wireless local loop               2.3           0.1         Network interconnection and security issues
               IP Telephony                      1.5           0.3         Database development, increasing system scalability
               Universal Messaging               0.3           0.1         Network integration and testing

iNet           Frame Relay                       5.0           0.1         Network management system software development,
                                                                           network reconfiguration
               Website hosting                   0.4           0.1         Software development and testing

               eCommerce                       0.3       0.1        Development of database management system

Tokyo          ATM technologies               16.4       0.2        Development of safeguards ensuring continued network
Internet                                                            reliability under high traffic loads
               Domain Name Service             4.3       0.1        Database testing and system verification, resolution
                                                                    of scalability issues
               Network technologies            3.4       0.1        Resolution of issues related to shared peering
                                                                    facilities, reliability of content caching systems
               Access technologies             3.2       0.1        Testing of wireless traffic distribution
                                                                    functionality
               Performance  technologies       2.8       0.1        Test service issues
               Wholesale                       0.3       0.1        Testing of software verification, and resolution of
                                             -----                  scalability issues
Total                                        $70.8
                                             =====

Key Assumptions

The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the technological initiatives remaining to complete development, costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology in 1999 and 1998 was based on key assumptions including:

 . The estimated revenue associated with the respective business enterprise valuations assumed five-year compound annual revenue growth rates of between 22% and 51% in 1999 and between 22% and 45% in 1998.

 . Revenue growth rates for each technology were developed considering, among other things, the current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products.

 . Estimated revenues from the purchased in-process technology projects were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

The estimated net cash flows were discounted to their present value using a discount rate of between 25% and 60% in 1999 and between 17% and 28% in 1998, which represents a premium to the Company's cost of capital. The estimated percentage-of-completion of the various in-process research and development projects ranged from 20% to 90% in 1999 and from 50% to 85% in 1998.

The net cash flows from such projects were based on the Company's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes associated with such projects.

If none of these projects are successfully developed, the Company's sales and profitability may be adversely affected in future periods. However, the failure of any particular individual project in-process would not have a material impact on the Company's financial condition or its results of operations. The failure of any particular individual project in-process could impair the value of other intangible assets acquired.

NOTE 6 - Debt

Debt consisted of the following:

                                                                                       December 31,
                                                                                 ----------------------
                                                                                 1999              1998
                                                                                 ----              ----
                                                                               (In millions of U.S. dollars)
      10.0% Senior notes due 2005                                                $  600.0          $  600.0
      10.5% Senior notes due 2006 (Euro 150.0)                                      150.9                --
      10.5% Senior notes due 2006                                                   600.0                --
      11.0% Senior notes due 2009 (Euro 150.0)                                      150.9                --
      11.0% Senior notes due 2009                                                 1,050.0                --
      11.5% Senior notes due 2008                                                   350.0             350.0
      Capital lease obligations at interest rates ranging from 2.7% to 17.3%        359.7             120.7
      Notes payable at interest rates ranging from 1.8% to 12.7%.                    36.0              51.0
                                                                                 --------          --------
                                                                                  3,297.5           1,121.7
      Plus unamortized premium                                                        2.7               2.9
                                                                                 --------          --------
                                                                                  3,300.2           1,124.6
      Less current portion                                                         (115.0)            (60.0)
                                                                                 --------          --------
      Long-term portion                                                          $3,185.2          $1,064.6
                                                                                 ========          ========

The senior notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company, and senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest is payable on the senior notes semi-annually. At December 31, 1999, the Company has deposited in an escrow account restricted cash and short-term investments of $67.5 million to fund, when due, the next two semi-annual interest payments on the 10% senior notes. The indentures governing the senior notes contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness, maker certain payments (including payments of dividends) and investments, and sell assets. The Company was in compliance with these covenants at December 31, 1999.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment and other fixed assets. During 1999 and 1998, the Company incurred capital lease obligations under these arrangements of $298.6 million and $113.3 million, respectively. At December 31, 1999 and 1998, the aggregate unused portion under these arrangements totaled $209.7 million and $12.9 million, respectively, after designating $47.8 million and $27.9 million, respectively, of payables for various equipment purchases which will be financed under existing capital lease facilities. The capital lease obligations contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends. The Company was in compliance with these covenants at December 31, 1999.

In September 1998, the Company entered into a senior secured Credit Facility (Credit Facility), to replace its then existing bank credit arrangement in the United States. The Credit Facility had a maximum principal amount of $110.0 million and amounts drawn were payable in September 2001. The Credit Facility was terminated effective December 31, 1999.

At December 31, 1999, future minimum lease payments under capital leases and annual maturities of other debt are as follows:

                                                    Capital     Other
     Year Ending December 31,                       Leases       Debt
     ------------------------                       ------       ----
                                                (In millions of U.S. dollars)
                                                -----------------------------

            2000                                    $ 136.5      $    8.1
            2001                                      117.6           8.8
            2002                                       71.8           8.1
            2003                                       17.4           8.0

            2004                                       14.7           0.9
            Thereafter                                123.1       2,903.9
                                                    -------      --------
                                                      481.1      $2,937.8
                                                                 ========
  Less amount representing interest                  (121.4)
                                                    -------
  Present value of future minimum lease payments    $ 359.7
                                                    =======

At December 31, 1999 and 1998, the estimated fair value of debt, excluding capital lease obligations, was approximately $3,012.2 million and $1,009.8 million, respectively.

NOTE 7 - Capital Stock

Preferred Stock Rights Plan

The Company's Board of Directors has adopted a Shareholder Rights Plan, as thereafter amended (Rights Plan). Each outstanding share of the Company's common stock has attached to it one-half of a preferred stock purchase right (a Right) that entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (Series A Preferred Stock), of the Company at a price of $275.00 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The Rights also attach to most future issuances of common stock.

Subject to exceptions, the Rights will generally become exercisable upon the occurrence of the earlier of: (1) a public announcement that a person or group of affiliated or associated persons (Acquiring Person) have acquired beneficial ownership of 20.5% or more of the Company's outstanding Common Stock; or (2) an announcement of, or commencement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20.5% or more of the outstanding shares of the Company's Common Stock (the earlier of such dates being called the Distribution
Date). In such event, each holder of a Right (other than Rights beneficially owned by the Acquiring Person) will thereafter have the right, subject to exceptions, to receive upon exercise thereof a number of shares (or portions of shares) of Series A Preferred Stock or, at the discretion of the Company's board of directors, a number of additional shares of Common Stock, as set forth in the Rights Plan. The Rights are not exercisable until the Distribution Date.

The Company's Board of Directors has designated 1,000,000 shares of preferred stock as Series A preferred stock, which amount may be increased or decreased by the Board of Directors. All Rights expire on November 5, 2009, unless the Rights are extended, earlier redeemed or exchanged by the Company in accordance with the Rights Plan or expire earlier upon the consummation of specified transactions as set forth in the Rights Plan.

Conversion of Convertible Preferred Stock

In November 1997, the Company completed a private placement of 600,000 shares of its Series B 8% convertible preferred stock (Series B preferred stock) for net proceeds of $29.6 million. The Series B preferred stock accrued dividends at an annual rate of 8%. The Series B preferred stock was convertible into the Company's common stock at $10 per share. During 1999, all 600,000 shares of the Company's Series B preferred stock were converted into an aggregate of 6,000,000 shares of the Company's common stock in accordance with the original terms of the Series B preferred stock.

Termination of Contingent Payment Obligation to IXC

In February 1998, the Company closed a transaction with IXC Internet Services, Inc. (IXC) an indirect subsidiary of IXC Communications, Inc., to acquire 20-year noncancellable IRUs in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (PSINet IRUs) in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for the issuance to IXC of 20,459,578 shares of common stock of the Company (IXC Initial Shares) and a contingent payment obligation. The contingent payment obligation required the Company to pay cash or issue additional shares, at its option, to IXC if the fair market value of the IXC Initial Shares was less than $240 million at a future date. In January 1999, the Company's contingent payment obligation to IXC under the agreement was terminated without the payment of any amounts or issuance of additional shares of common stock to IXC when, after the close of trading on The Nasdaq Stock Market, the fair market value of the shares of common stock originally issued to IXC exceeded the $240 million threshold in accordance with the terms of the agreement.

The Company accounted for the transaction in accordance with EITF 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123" which required the Company to measure the fair value of the common stock and contingent payment obligation upon issuance. The bandwidth asset to be delivered under the IXC agreement was recorded as a reduction to shareholders' equity until such time as the Company accepts the bandwidth from IXC.

Issuance of Common Stock

In May 1999, the Company completed an offering of 16,000,000 shares of its common stock at $25.25 per share for net proceeds of approximately $383.8 million after underwriting discounts and commissions and other offering expenses.

Issuance of Convertible Series C Preferred Stock

In May 1999, the Company completed an offering of 9,200,000 shares of its 6 3/4% Series C Cumulative Convertible Preferred Stock ("Series C preferred stock") for net proceeds of approximately $358.1 million after underwriting discounts and commissions and other offering expenses (excluding amounts paid by the purchasers of the Series C preferred stock into the Series C deposit account described below). The Series C preferred stock has a liquidation preference of $50 per share.

At closing, the purchasers of the Series C preferred stock deposited approximately $85.8 million into an account established with a deposit agent ("Series C deposit account"). The Series C deposit account is not an asset of the Company. Funds in the Series C deposit account will be paid to the holders of the Series C preferred stock each quarter in the amount of $0.84375 per share in cash or may be used, at the Company's option, to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C preferred stock in lieu of cash payments. Holders of Series C preferred stock received quarterly interest payments from the Series C deposit account of approximately $7.8 million on each of August 15, 1999, November 15, 1999 and February 15, 2000. The funds placed in the Series C deposit account by the purchasers of the Series C preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Until the expiration of the Series C deposit account, the Company will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Series C deposit account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C preferred stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable in cash or, at the Company's option, in shares of its common stock at 95% of the market price of the common stock on that date. Under certain circumstances, the Company can elect to terminate the Series C deposit account prior to May 15, 2002, at which time the remaining funds in the Series C deposit account would be distributed to the Company and the Series C preferred stock would begin to accrue dividends. At December 31, 1999, the Series C deposit account had a balance of $72.1 million.

Each share of Series C preferred stock is convertible at any time at the option of the holders thereof into 1.6034 shares of the Company's common stock, equal to a conversion price of $31.18375 per share, subject to adjustment upon the occurrence of specified events. The Series C preferred stock is redeemable, at the Company's option, at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends, if any) on or after

November 15, 2000 and prior to May 15, 2002 if the trading price of the Series C preferred stock equals or exceeds $124.74 per share for a specified trading period. Additional payments will also be made from the Series C deposit account or by the Company to the holders of the Series C preferred stock if the Company redeems Series C preferred stock under the foregoing circumstances. Except in the foregoing circumstances, the Company may not redeem the Series C preferred stock prior to May 15, 2002. Beginning on May 15, 2002, the Company may redeem shares of Series C preferred stock at an initial redemption premium of 103.857% of the liquidation preference, declining to 100.00% on May 15, 2006 and thereafter, plus in each case all accumulated and unpaid dividends to the redemption date. The Company may effect any redemption, in whole or in part, at its option, in cash or by delivery of shares of its common stock, or a combination of cash and common stock (subject to applicable law), by delivering notice to the holders of the Series C preferred stock.

In the event of a change of control of PSINet (as defined in the charter amendment designating the Series C preferred stock), holders of Series C preferred stock will, if the market value of the Company's common stock at such time is less than the conversion price for the Series C preferred stock, have a one time option to convert all of their outstanding shares of Series C preferred stock into shares of the Company's common stock at an adjusted conversion price equal to the greater of (1) the market value of the Company's common stock as of the date of the change in control and (2) $19.365. In lieu of issuing shares of common stock issuable upon conversion in the event of a change of control, the Company may, at its option, make a cash payment equal to the market value of the common stock otherwise issuable.

In February and March 2000, the Company exchanged 8,155,192 newly issued shares of its common stock for an aggregate of 4,629,335 shares of its Series C preferred stock through individually negotiated transactions with a limited number of holders of the Series C preferred stock pursuant to incentivized exchange offers. The premiums paid to induce the exchanges, net of cash received from the deposit account relating to the exchanged shares, aggregated to approximately $1.7 million, and will be recognized as a return to preferred shareholders in the first quarter of 2000. Subsequent to the exchange, the Company converted the exchanged Series C preferred stock into 7,422,675 shares of its common stock.

Issuance of Convertible Series D Preferred Stock

In February 2000, the Company completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock ("Series D preferred stock") for aggregate net proceeds of approximately $738.8 million after expenses (excluding amounts paid by the purchasers of the Series D preferred stock into the deposit account described below). The Series D preferred stock has a liquidation preference of $50 per share.

At closing, the purchasers of the Series D preferred stock deposited approximately $57.9 million into an account established with a deposit agent ("the Series D deposit account"). The Series D deposit account is not an asset of the Company. Funds in the Series D deposit account will be paid to the holders of the Series D preferred stock each quarter in the amount of $0.875 per share in cash or may be used, at the Company's option, to purchase shares of common stock at either 93% or 97% of the market price of the common stock on that date (depending on whether the registration statement covering the shares is effective) for delivery to holders of Series D preferred stock in lieu of cash payments. Holders of Series D preferred stock will receive quarterly payments from the Series D deposit account commencing May 15, 2000 and continuing until February 15, 2001. The funds placed in the Series D deposit account by the purchasers of the Series D preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, from the issue date through February 15, 2001. Until the expiration of the Series D deposit account, the Company will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of 7% of the liquidation preference per share. Such amount is recorded as a deduction from net income to determine net income available to common shareholders. Under certain circumstances, the Company can elect to terminate the Series D deposit account prior to February 15, 2001, at which time the remaining funds in the Series D deposit account would be distributed to the Company and the Series D preferred stock would begin to accrue dividends.

Each share of Series D preferred stock is convertible at any time after February 15, 2000 at the option of the holders thereof into 0.9352 shares of the Company's common stock, equal to a conversion price of $53.465 per share, subject to adjustment upon the occurrence of specified events. The Series D preferred stock is redeemable, at the Company's option, at a redemption premium of 105.50% of the liquidation preference (plus accumulated and unpaid dividends, if any) on or after August 15, 2001 but prior to February 15, 2003, if the trading price of its common stock equals or exceeds $80.20 per share for a specified trading period. The Company will also make additional payments to the holders of the Series D preferred stock if the Company redeems the Series D preferred stock under the foregoing circumstances. The Company may not redeem the Series D preferred stock prior to February 15, 2003. Beginning on February 15, 2003, the Company may redeem shares of the Series D preferred stock at an initial redemption premium of 104.00% of the liquidation preference, declining to 100.00% on February 15, 2007 and thereafter, plus in each case all accumulated and unpaid dividends to the redemption date. The Company may effect any redemption, in whole or in part, at its option, in cash, by delivery of fully paid and nonassessable shares of its common stock or a combination of cash and common stock (subject to applicable law), by delivering notice to the holders of the Series D preferred stock.

In the event of a change of control of PSINet (as defined in the charter amendment designating the Series D preferred stock), holders of Series D preferred stock will, if the market value of the Company's common stock at such time is less than the conversion price for the Series D preferred stock, have a one time option to convert all of their outstanding shares of Series D preferred stock into shares of the Company's common stock at an adjusted conversion price equal to the greater of (1) the market value of the Company's common stock as of the date of the change in control and (2) $28.98. In lieu of issuing shares of common stock issuable upon conversion in the event of a change of control, the Company may, at its option, make a cash payment equal to the market value of the common stock otherwise issuable.

NOTE 8 - Stock Compensation and Retirement Plans

Employee Stock Purchase Plan

In September 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan and related 1999 International Employee Stock Purchase Plan (the "ESPPs"). Under the ESPPs, up to 3.2 million shares of common stock have been reserved for issuance and may be purchased by eligible employees of the Company through payroll deductions of up to 15% of their eligible compensation. The purchase price is equal to 85% of the lower of the fair market value on the first or the last day of each six-month purchase period. No stock has been issued under the ESPPs as of December 31, 1999.

Stock Option and Warrant Plans

The Company has four stock option plans that provide for granting of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards to employees, consultants and directors of the Company and its subsidiaries, as appropriate. Under all of the plans, the option exercise price is equal to fair market value at the date of grant. Options granted under the various plans become exercisable based on a schedule determined by the Compensation Committee at the date of grant, generally over four years. The options have terms of seven to ten years from the date of grant. As of December 31, 1999, the Company had 51.2 million shares authorized and 44.9 million shares reserved for issuance under the plans.

Fair Value of Stock Options

For disclosure purposes under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        1999       1998       1997
                                        ----       ----       ----
      Expected life (in years)          5.0         5.0        5.0
      Risk-free interest rate          5.56%       5.20%      6.36%
      Volatility                       90.0%       90.0%      76.0%
      Dividend yield                      0%          0%         0%

Utilizing these assumptions, the weighted-average fair value of the stock options granted in 1999, 1998 and 1997 was $16.71, $3.55 and $2.44, respectively.

Under the above model, the total value of stock options granted was $195.9 million in 1999, $46.0 million in 1998, and $23.6 million in 1997, which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma results would have been as follows (in millions of U.S. dollars, except per share amounts):

                                                                       Year ended December 31,
                                                                       -----------------------
                                                                    1999        1998         1997
                                                                    ----        ----         ----
     Pro forma net loss available to common shareholders         $(476.0)    $(279.9)      $(53.1)
     Pro forma basic and diluted loss per share                  $ (3.83)    $ (2.81)      $(0.66)

Stock Option and Warrant Activity

The following table summarizes stock option and warrant activity under all plans for the three years ended December 31, 1999:

                                                  Number of Shares
                                                  ----------------                              Weighted-
                                                  of Common Stock                   Price        Average
                                                  ---------------                   -----        -------
                                                Options        Warrants           per Share    Exercise Price
                                                -------        --------           ---------    --------------
     Balance, December 31, 1996              10,075,710         851,348       $.03 to $6.75        $ 3.12

       Granted                                9,692,600              --        2.69 to 5.63          3.68
       Exercised                               (577,058)       (402,800)        .03 to 4.07           .92
       Forfeited                             (2,519,480)             --        1.00 to 6.57          4.17
                                             ----------        --------
     Balance, December 31, 1997              16,671,772         448,548         .03 to 6.75          3.41

       Granted                               12,967,608              --        3.00 to 9.57          4.91
       Exercised                             (2,404,138)       (348,548)        .03 to 6.57          2.17
       Forfeited                             (2,342,646)             --        1.00 to 7.47          4.14
                                             ----------        --------
     Balance, December 31, 1998              24,892,596         100,000         .80 to 9.57          4.26

       Granted                               11,770,071              --      10.44 to 34.06         22.98
       Assumed                                  926,314              --        .07 to 20.25          8.96
       Exercised                             (5,219,518)             --        .80 to 24.31          3.87
       Forfeited                             (1,991,898)             --       1.00 to 30.19         10.71
                                             ----------        --------
     Balance, December 31, 1999              30,377,565         100,000      $.07 to $34.06        $11.27
                                             ==========        ========

     Exercisable, December 31, 1997           5,649,762         448,548      $ .03 to $6.75        $ 2.88
                                             ==========        ========
     Exercisable, December 31, 1998           8,323,012         100,000      $ .80 to $9.57        $ 3.64
                                             ==========        ========
     Exercisable, December 31, 1999          11,104,171         100,000      $.07 to $34.06        $ 6.64
                                             ==========        ========

The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 1999:

                                          Outstanding                                    Exercisable
                      ----------------------------------------------------     --------------------------------

                                            Weighted-
                                            ---------
                                             Average             Weighted-
                                             -------             ---------
                                            Remaining             Average                         Weighted-
                                            ---------             -------                         ---------
    Range of                            Contractual Life         Exercise                          Average
    --------                            ----------------         --------                          -------
Exercise Prices         Number                (Years)              Price           Number       Exercise Price
---------------         ------                -------              -----          ------        --------------
$  .07 to $3.81       8,153,137                 7.3               $ 3.26       4,163,008            $ 3.26
3.83 to 5.34          7,703,529                 7.4                 4.74       4,323,503              4.69

   5.38 to 24.00     6,564,068     9.0      12.61      1,797,325     10.02
  24.31 to 34.06     8,056,831     9.4      24.54        920,335     24.44
                    ----------                        ----------

$  .07 to $34.06    30,477,565     8.3     $11.27     11,204,171    $ 6.64
                    ==========                        ==========

Retirement Savings Plan

The Company sponsors a retirement savings plan, under which participants are eligible to receive discretionary Company matching contributions each year of the equivalent of 100% of the first $1,000 of employee salary deferral and 25% of amounts thereafter up to the maximum allowable deferral under IRS regulations. All contributions to a participant's plan account are vested after two years of service with the Company. The total contributions made by the Company under the Plan totaled $1.1 million, $0.9 million, and $0.5 million in 1999, 1998 and 1997, respectively.

NOTE 9 - Income Taxes

The components of loss before income taxes are as follows (in millions of U.S. dollars):

                                               Year ended December 31,
                                               -----------------------
                                           1999           1998        1997
                                           ----           ----        ----
     U.S. operations                      $(275.0)       $(134.6)    $(34.4)
     Non-U.S. operations                   (144.0)        (128.1)     (11.7)
                                          -------        -------     ------
                                          $(419.0)       $(262.7)    $(46.1)
                                          =======        =======     ======

The components of the Company's income tax benefit consist of the following (in millions of U.S. dollars):

                                                Year ended December 31,
                                                -----------------------
                                             1999           1998       1997
                                             ----           ----       ----
     Current expense:
        U.S.                                $  --          $  --      $  --
        Non-U.S.                              2.0             --         --
                                            -----          -----      -----
                                              2.0             --         --
                                            -----          -----      -----
     Deferred benefit:
        U.S.                                   --             --         --
        Non-U.S.                             (4.8)          (0.9)      (0.5)
                                            -----          -----      -----
                                             (4.8)          (0.9)      (0.5)
                                            -----          -----      -----

     Total income tax benefit               $(2.8)         $(0.9)     $(0.5)
                                            =====          =====      =====


Significant components of the Company's deferred tax assets (liabilities) consist of the following (in millions of U.S. dollars):

                                                  December 31, 1999                        December 31, 1998
                                        -----------------------------------      --------------------------------------

                                          U.S.        Non-U.S.      Total         U.S.         Non-U.S.         Total
                                          ----        --------      -----         ----         --------         -----
Gross deferred tax assets:
     Net operating losses               $ 196.1        $  99.2     $ 295.3       $ 82.0          $ 63.2         $ 145.2
     Stock options                         41.3             --        41.3           --              --              --
     Arbitration accrual                     --             --          --         20.1              --            20.1

  Other                                     9.0           21.8          30.8            2.0            14.1            16.1
                                        -------        -------       -------         ------          ------         -------
                                          246.4          121.0         367.4          104.1            77.3           181.4
  Less:  Valuation allowance              (91.8)        (102.5)       (194.3)         (90.3)          (62.5)         (152.8)
                                        -------        -------       -------         ------          ------         -------
                                          154.6           18.5         173.1           13.8            14.8            28.6
                                        -------        -------       -------         ------          ------         -------

Gross deferred tax liabilities:
  Depreciation/amortization               (27.4)            --         (27.4)         (10.1)             --           (10.1)
  Unrealized gain on investments          (31.0)            --         (31.0)            --              --              --
  Acquired intangibles                    (91.2)         (35.2)       (126.4)          (2.5)          (20.8)          (23.3)
  Other                                    (5.0)          (1.2)         (6.2)          (1.2)           (0.2)           (1.4)
                                        -------        -------       -------         ------          ------         -------
                                         (154.6)         (36.4)       (191.0)         (13.8)          (21.0)          (34.8)
                                        -------        -------       -------         ------          ------         -------

Net deferred tax liabilities            $    --        $ (17.9)      $ (17.9)        $   --          $ (6.2)        $  (6.2)
                                        =======        =======       =======         ======          ======         =======

As of December 31, 1999 and 1998, the Company had domestic net operating loss carryforwards of approximately $579.1 million and $216.7 million, respectively, for U.S. income tax purposes. The use of the U.S. net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. These net operating loss carryforwards may be carried forward in varying amounts until 2019. Additionally, at December 31, 1999 and 1998, the Company had foreign net operating loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to approximately $264.9 million and $158.6 million, respectively. The majority of non-U.S. loss carryforwards will expire in varying amounts in five to seven years. Some of the non-U.S. loss carryforwards will never expire under local country tax rules. The significant increase in net operating loss carryforwards for tax purposes in jurisdictions outside the U.S. resulted mostly from the increase in our acquisition of entities during 1999.

The Company has provided a valuation allowance against a portion of its deferred tax assets since realization of these tax benefits cannot be reasonably assured. The change in valuation allowance was an increase of $41.5 million and $101.7 million in 1999 and 1998, respectively. The changes primarily relate to additional losses and intangibles acquired in those years. The portion of the valuation allowance for which subsequently recognized tax benefits will be first applied to reduce goodwill or other intangibles was $35.6 million at December 31, 1999. The portion of the valuation allowance for which subsequently recognized tax benefits will increase shareholders' equity was $41.3 million at December 31, 1999.

Taxes computed at the U.S. statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                                                                 December 31,
                                                                                                 ------------
                                                                                      1999           1998          1997
                                                                                      ----           ----          ----
     U.S. federal taxes at statutory rate                                            (34.0)%       (34.0)%       (34.0)%
     State taxes (net of federal tax effect)                                          (7.0)%        (7.0)%        (7.0)%
     Effect of foreign operations                                                     (3.0)%          1.8%          1.5%
     Change in valuation allowance affecting the provision for income taxes            31.8%         27.2%         40.7%
     In-process research and development write-off                                      8.7%         11.1%          --
     Amortization of non-deductible goodwill                                            2.8%          1.5%          0.6%
     Other                                                                              -- %        (0.9)%        (2.8)%
                                                                                    ------         -----         -----
     Effective tax benefit                                                            (0.7)%        (0.3)%        (1.0)%
                                                                                    ======         =====         =====

NOTE 10 - Commitments and Contingencies

  Commitments

The Company has guaranteed monthly usage levels of data and voice communications with certain of its telecommunications vendors. In addition, the Company leases certain of its facilities under non-cancelable operating leases expiring in various years through 2022. Total rent expense for all operating leases amounted to $25.7 million in 1999, $12.5 million in 1998, and $5.0 million in 1997.

At December 31, 1999, commitments to telecommunications vendors and future minimum lease payments under non-cancelable operating leases are as follows:

        Year Ended December 31,        Telecommunications      Operating Leases
        -----------------------        ------------------      ----------------
                                             (In millions of U.S. dollars)
                                             -----------------------------
              2000                           $ 54.4                  $14.7
              2001                             42.3                   13.6
              2002                             27.6                   11.9
              2003                             12.4                    7.9
              2004                              7.0                    7.2
              Thereafter                       20.3                   18.8
                                             ------                  -----
                                             $164.0                  $74.1
                                             ======                  =====

The Company also acquires global fiber-based and satellite telecommunications bandwidth through purchases of IRUs and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At December 31, 1999, the Company was obligated to make future payments under these purchase agreements that total $388.9 million, most of which will be paid in 2000. Under its telecommunications bandwidth agreements, the Company is also obligated to pay operations and maintenance charges which vary by agreement in amount. In addition, if a supplier makes delivery of certain additional fiber-based bandwidth, which is expected in 2001, the Company will be committed to make cash payments at that time of between $120.0 million and $180.0 million, the actual price to depend on the timing of delivery of the additional bandwidth. The Company also expects that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. In addition, the Company anticipates making investments to acquire and build-out new Internet and eCommerce hosting centers in key financial and business centers throughout the world and to purchase other facilities. The Company currently anticipates that capital expenditures will be approximately $1.5 billion for the year ending December 31, 2000. Additionally, in connection with the award of external and local wireless licenses to the Company in Hong Kong, the Company has committed to invest approximately $385.8 million to build a next generation IP network in Hong Kong.

In January 1999, the Company entered into a 20-year commercial relationship with the Baltimore Ravens of the National Football League pursuant to which it acquired, among other things, the rights to name the Ravens' NFL stadium "PSINet Stadium" as well as rights for sponsorship and promotion of team events and related advertising and marketing rights. In addition, the Company has the right to develop a Baltimore Ravens' web site and provide related Internet services to subscribing fan members. In exchange for all of these rights, the Company will make payments to the Baltimore Ravens over a 20-year period. The Company paid $11.8 million in January 1999, which included a one-time prepayment of $9.25 million under the stadium naming rights agreement. Annual payments for 2000 and for the 18 years thereafter start at $2.6 million, with successive annual increases of approximately 5%. Total remaining payments at December 31, 1999 were approximately $81.7 million.

In February 2000, the Company announced the launch of PSINet Ventures, a new corporate venture program. The program will involve a combination of cash investments and the exchange of services for equity in certain businesses. This program will be funded with approximately $1.0 billion, which includes the value of current investments and the value of Internet services for future investments as well as $100.0 million in cash. At December 31, 1999 the Company had committed a total of $8.4 million of services under the program.

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

Note 11 - Non-Recurring Arbitration Charge

On March 23, 1999, an arbitrator awarded Chatterjee Management Company ("Chatterjee") compensatory damages including interest and legal expenses from the Company that resulted from a claim by Chatterjee that the Company had breached the terms of a joint venture agreement executed by the parties in September 1996. In conjunction with this, the Company recorded a charge of $49.0 million in 1998 relating to this arbitration decision and such accrual was reflected in other accounts payable and accrued liabilities in the Company's consolidated balance sheet at December 31, 1998 and was paid in April 1999. After accounting for other expenses, the resolution of the previously established accrual resulted in a non-recurring gain during 1999 in the amount of $0.7 million.

Note 12 - Industry Segment and Geographic Reporting

The Company offers a broad range of Internet access services and related products to businesses in the U.S. and throughout the world. As of December 31, 1999, the Company served primary markets in 27 countries, with operations organized into five geographic operating segments - U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa. In measuring performance and allocating assets, the chief operating decision maker reviews each geographic operating segment as a whole and not by types of services provided.

Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA. The Company defines EBITDA as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, and charges for acquired in-process research and development.

Operations of the U.S./Canada segment include shared network costs and corporate functions that the Company does not allocate to its other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital lease and seller-financed arrangements.

Revenue by reportable segment is provided on the basis of where services are provided. The Company has no single customer representing greater than 10% of its revenues.

Certain financial information is presented below (in millions of U.S. dollars):

                             U.S. /        Latin                               India/Middle
                             Canada       America    Europe   Asia/Pacific      East/Africa      Total
                             ------       -------    ------   ------------      -----------      -----
1999
----
Revenue                     $  309.2     $  22.0  $   90.0     $  133.5        $     0         $  554.7
EBITDA                         (36.7)        1.8      (2.7)        13.4              0            (24.2)
Assets                       3,636.2        77.9     380.1        396.1            2.0          4,492.3
Capital expenditures           657.8         7.4     106.2         61.4              0            832.8

1998
----
Revenue                        183.5           *      40.0         36.1              *            259.6
EBITDA                         (33.9)          *      (6.4)        (1.8)             *            (42.1)
Assets                         900.9           *      83.8        299.5              *          1,284.2
Capital expenditures           263.1           *      17.7         22.8              *            303.6

1997
----
Revenue                        106.8           *      10.9          4.2              *            121.9
EBITDA                         (17.2)          *      (3.5)        (0.5)             *            (21.2)
Assets                         168.3           *      15.0          2.9              *            186.2
Capital expenditures            48.9           *       0.5          0.7              *             50.1

* Latin America and India/Middle East/Africa are new segments in 1999.

EBITDA for all reportable segments differs from consolidated loss before income taxes reported in the consolidated statements of operations as follows (in millions of U.S. dollars):

                                                         Year Ended December 31,
                                                ------------------------------------------
                                                   1999            1998            1997
                                                   ----            ----            ----
     EBITDA                                      $ (24.2)        $ (42.1)         $(21.2)
     Reconciling items:
       Depreciation and amortization              (166.5)          (63.4)          (28.3)
       Charge for acquired IPR&D                   (88.7)          (70.8)             --
       Interest expense                           (193.1)          (63.9)           (5.3)
       Interest income                              54.4            19.6             3.1
       Other income, net                            (0.9)            6.9             5.8
       Non-recurring arbitration charge               --           (49.0)             --
                                                 -------         -------          ------
     Loss before income taxes                    $(419.0)        $(262.7)         $(46.1)
                                                 =======         =======          ======

                 SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                         (in million of U.S. dollars)

                                            Allowance for
                                              Doubtful          Deferred Tax Asset
                                              Accounts              Valuation
                                              --------              ---------
Balance, December 31, 1996                      $ 1.9                 $ 32.3

Charged to costs and expenses                     5.4                   18.8
Balances of acquired subsidiaries                  --                     --
Deductions                                       (5.2)                    --
                                                -----                 ------

Balance, December 31, 1997                        2.1                   51.1

Charged to costs and expenses                     5.5                   69.3
Balances of acquired subsidiaries                 6.9                   32.4
Deductions                                       (2.8)                    --
                                                -----                 ------

Balance, December 31, 1998                       11.7                  152.8

Charged to costs and expenses                     7.6                  113.6
Balances of acquired subsidiaries                 3.7                    3.1
Deductions                                       (5.0)                 (75.2)
                                                -----                 ------

Balance, December 31, 1999                      $18.0                 $194.3
                                                =====                 ======

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") on or prior to April 28, 2000.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 28, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 28, 2000.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 28, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. Documents filed as a part of this report.

        1.  Financial Statements

        See Index to Financial Statements on page 52.

        2.  Financial Statement Schedules

        See Index to Financial Statements on page 52.

        3.  Exhibits

        See Index to Exhibits included herein.

b. Reports on Form 8-K.

        On November 5, 1999, we filed a Current Report on Form 8-K relating to certain amendments to our Shareholder Rights Agreement which increased the applicable purchase price of the rights under the agreement to $275.00 and extended the final expiration date of the rights to November 5, 2009.

        On November 18, 1999, we filed a Current Report on Form 8-K dated November 17, 1999 which included as an Exhibit a press release issued by us announcing that we would be pursuing a placement of debt securities in accordance with Securities and Exchange Commission Rule 144A.

      On December 1, 1999, we filed a Current Report on Form 8-K dated November 23, 1999 relating to the closing of our acquisition of Transaction Network Services, Inc. (TNI). The Current Report disclosed pro forma financial information regarding TNI and also filed as exhibits amendments to our credit agreement.

      On December 6, 1999, we filed a Current Report on Form 8-K dated November 24, 1999 relating to our closing of our offering of $600,000,000 aggregate principal amount of our 10 1/2% senior notes due 2006 and our Euro 150,000,000 aggregate principal amount of our 10 1/2 % senior notes due 2006.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2000

                              PSINET INC.

                              By: /s/ William L. Schrader
                                 ------------------------------------
                                    William L. Schrader, Chairman and
                                    Chief Executive Officer

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

                   Name                                           Title                                  Date
                   ----                                           -----                                  ----
     /s/ William L. Schrader                         Chairman, Chief Executive Officer and           March 21, 2000
     ----------------------------------------        Director (Principal Executive Officer)
               William L. Schrader

     /s/ Harold S. Wills                               President, Chief Operating Officer            March 21, 2000
     ----------------------------------------                     and Director
                 Harold S. Wills

     /s/ David N. Kunkel                               Executive Vice President, General             March 21, 2000
     ----------------------------------------                 Counsel and Director
                 David N. Kunkel

     /s/ Michael J. Malesardi                         Senior Vice President and Controller           March 21, 2000
     ----------------------------------------         (Co-Principal Financial Officer and
               Michael J. Malesardi                     Principal Accounting Officer)


     /s/ Lawrence S. Winkler                          Senior Vice President and Treasurer            March 21, 2000
     ----------------------------------------           (Co-Principal Financial Officer)
               Lawrence S. Winkler

     /s/ William H. Baumer                                          Director                         March 21, 2000
     ----------------------------------------
                William H. Baumer

                                                                    Director                         March 21, 2000
     ----------------------------------------
                   Ian P. Sharp

     /s/ Ralph J. Swett                                             Director                         March 21, 2000
     ----------------------------------------
                   Ralph J. Swett

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
 2.1          Agreement and Plan of Merger, dated August 22,        Incorporated by reference from Exhibit 2.1 to
              1999, among PSINet, PSINet Shelf I Inc. and           PSINet's Current Report on Form 8-K dated
              Transaction Network Services, Inc.                    August 24, 1999 located under Securities and
                                                                    Exchange Commission File No. 0-25812

 2.2          Amendment No. 1, dated October 14, 1999, to           Incorporated by reference from Annex 1 to
              Agreement and Plan of Merger dated August 22, 1999,   Amendment No. 1 to PSINet's Registration
              among PSINet, PSINet Shelf I Inc. and Transaction     Statement on Form S-4 filed on October 19, 1999
              Network Services, Inc.                                located under Securities and Exchange
                                                                    Commission File No. 333-88325.

 3.1          Restated Certificate of Incorporation dated           Incorporated by reference from Exhibit 3.1 to
              November 9, 1999                                      PSINet's Current Report on Form 8-K dated
                                                                    November 23, 1999, located under Securities and
                                                                    Exchange Commission File No. 0-25812 ("November
                                                                    23, 1999 8-K")

 3.2          Certificate of Correction of Restated Certificate     Incorporated by reference from Exhibit 3.1 to
              of Incorporation dated as of December 2, 1999         PSINet's Current Report on Form 8-K dated
                                                                    November 24, 1999, located under Securities and
                                                                    Exchange Commission File No. 0-25812 ("November
                                                                    24, 1999 8-K")

 3.3          Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.3 to
              Incorporation dated as of January 31, 2000            PSINet's Registration Statement on Form S-4
                                                                    filed on February 9, 2000 located under
                                                                    Securities and Exchange Commission File No.
                                                                    333-96459

 3.4          Amended and Restated By-laws of PSINet                Filed herewith

 4.1          Form of 10% Senior Notes due 2005                     Incorporated by reference from Exhibit 4.1 to
                                                                    PSINet's Current Report on Form 8-K dated April
                                                                    22, 1998 located under Securities and Exchange
                                                                    Commission File No. 0-25812 ("April 22, 1998
                                                                    8-K")

 4.2          Indenture dated as of April 13, 1998 between PSINet   Incorporated by reference from Exhibit 4.2 to
              and Wilmington Trust Company, as Trustee              the April 22, 1998 8-K

 4.3          Form of 11 1/2% Senior Notes due 2008                 Incorporated by reference from PSINet's
                                                                    Registration Statement on Form S-4 declared
                                                                    effective on February 16, 1999 located under
                                                                    Securities and Exchange Commission File No.
                                                                    333-68385

 4.4          Indenture dated as of November 3, 1998 between        Incorporated by reference from Exhibit 4.1 to
              PSINet and Wilmington Trust Company, as trustee       the November 10, 1998 8-K

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
 4.5          First Supplemental Indenture dated as of November     Incorporated by reference from Exhibit 4.1 to
              12, 1998 between PSINet and Wilmington Trust          PSINet's Quarterly Report on Form 10-Q for the
              Company, as trustee                                   quarter ended September 30, 1998 located under
                                                                    Securities and Exchange Commission File No.
                                                                    0-25812 ("September 1998 10-Q")

 4.6          Form of unregistered Dollar-denominated               Incorporated by reference from Exhibit 4.6 to
              11% Senior Notes due 2009                             PSINet's Registration Statement on Form S-4
                                                                    filed on August 6, 1999 located under
                                                                    Securities and Exchange Commission File No.
                                                                    333-84721 ("August 1999 Registration Statement")


 4.7          Form of unregistered Euro-denominated                 Incorporated by Reference from Exhibit 4.7 to
              11% Senior Notes due 2009                             August 1999 Registration Statement


 4.8          Form of registered 11% Senior Notes due 2009          Incorporated by Reference from Exhibit 4.8 to
                                                                    August 1999 Registration Statement

 4.9          Indenture dated as of July 23, 1999 between PSINet    Incorporated by Reference from Exhibit 4.9 to
              and Wilmington Trust Company, as Trustee              August 1999 Registration Statement

 4.10         Form of Common Stock Certificate                      Incorporated by reference from Exhibit 4.1 to
                                                                    the May 1995 Registration Statement

 4.11         Form of Common Stock Certificate (name change)        Incorporated by reference from Exhibit 4.1A to
                                                                    PSINet's Registration Statement on Form S-1
                                                                    declared effective on December 14, 1995 located
                                                                    under Securities and Exchange Commission File
                                                                    No. 33-99610 ("December 1995 Registration
                                                                    Statement")

 4.12         Form of 6 3/4% Series C Cumulative Convertible        Incorporated by reference from Exhibit 4.1 to
              Preferred Stock Certificate                           the May 7, 1999 8-K

 4.13         Article Fourth of the Restated Certificate            See Exhibit 3.1
              Incorporation of PSINet, as amended

 4.14         Article I of the Amended and Restated By-laws of      See Exhibit 3.9
              PSINet, as amended

 4.15         Form of Rights Agreement, dated as of May 8, 1996,    Incorporated by reference from Exhibit 1 to
              between PSINet and First Chicago Trust Company of     PSINet's Registration Statement on Form 8-A
              New York, as Rights Agent, which includes as          dated June 3, 1996 located under Securities and
              Exhibit A - Certificate of Amendment; Exhibit B -     Exchange Commission File No. 0-25812
              Form of Rights Certificate; and Exhibit C - Summary
              of Rights to Purchase Shares of Preferred Stock

 4.16         Amendment No. 1, dated as of July 21, 1997, to        Incorporated by reference from Exhibit 4.1.1 to
              Rights Agreement, dated as of May 8, 1996, between    PSINet's Current Report on Form 8-K dated
              PSINet and First Chicago Trust Company of New York,   August 1, 1997 located under Securities and
              as Rights Agent.                                      Exchange Commission File No. 0-25812

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
 4.17         Amendment No. 2, dated as of July 31, 1997, to        Incorporated by reference from Exhibit 4.1.2 to
              Rights Agreement, dated as of May 8, 1996, between    PSINet's Current Report on Form 8-K dated
              PSINet and First Chicago Trust Company of New York,   August 20, 1997 located under Securities and
              as Rights Agent.                                      Exchange Commission File No. 0-25812

 4.18         Amendment No. 3, dated as of November 5, 1999, to     Incorporated by reference from Exhibit 4 to
              Rights Agreement, dated as of May 8, 1996, between    PSINet's Registration Statement on Form 8/A
              PSINet and First Chicago Trust Company of New York    filed on November 5, 1999

 4.19         Deposit Agreement dated as of May 4, 1999 between     Incorporated by reference from Exhibit 4.2 to
              PSINet and Wilmington Trust Company, as deposit       the May 7, 1999 8-K
              agent

 4.20         Form of unregistered Dollar-denominated 10 1/2%       Incorporated by reference from Exhibit 4.2 to
              Senior Notes due 2006                                 PSINet's November 24 1999 8-K

 4.21         Form of unregistered Euro-denominated 10 1/2%         Incorporated by reference from Exhibit 4.3 to
              Senior Notes due 2006                                 PSINet's November 24, 1999 8-K

 4.22         Form of registered 10 1/2% Senior Notes due 2006      Incorporated by reference from Exhibit 4.4 to
                                                                    PSINet's Current Report on Form 8-K dated
                                                                    February 1, 2000 located under Securities and
                                                                    Exchange Commission File No. 0-25812 ("February
                                                                    1, 2000 8-K")

 4.23         Indenture dated as of December 2, 1999 between        Incorporated by reference from Exhibit 4.1 to
              PSINet and Wilmington Trust Company, as Trustee       the November 24, 1999 8-K

 4.24         Form of 7% Series D Cumulative Convertible            Incorporated by reference from Exhibit 4.3 to
              Preferred Stock                                       the February 1, 2000 8-K

 4.25         Deposit Agreement dated as of February 1, 2000        Incorporated by reference from Exhibit 4.1 to
              between PSINet and Wilmington Trust Company, as       the February 1, 2000 8-K
              deposit agent

 4.26         First Amendment to Deposit Agreement dated as of      Incorporated by reference from Exhibit 4.2 to
              February 7, 2000, between PSINet and Wilmington       the February 1, 2000 8-K
              Trust Company, as deposit agent

10.1*         Executive Stock Option Plan of                        Incorporated by reference from Exhibit 10.10 to
              PSINet                                                the May 1995 Registration Statement


10.2*         Executive Stock Incentive Plan of PSINet, as amended  Filed herewith


10.3*         Directors Stock Incentive Plan of PSINet, as amended  Incorporated by reference from Exhibit 10.13 to the December 1995 Registration Statement

10.4*         Strategic Stock Incentive Plan of PSINet, as amended  Filed herewith


10.5*         1996 Performance Bonus Plan of PSINet                 Incorporated by reference from Exhibit 10.25 to
                                                                    the 1996 Form 10- K

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
10.6*         InterCon Systems Corporation 1992 Incentive Stock     Incorporated by reference from Exhibit 99.1 to
              Plan                                                  PSINet's Registration Statement on Form S-8
                                                                    which became effective on October 18, 1995
                                                                    located under Securities  Exchange Commission
                                                                    File No. 33-98316 ("S-8 No. 16")

10.7*         InterCon Systems Corporation 1994 Stock Option Plan   Incorporated by reference from Exhibit 99.2 to
                                                                    the S-8 No. 16

10.8*         Software Ventures Corporation 1994 Stock Option Plan  Incorporated by reference from Exhibit 99 to
                                                                    PSINet's Registration Statement on Form S-8
                                                                    which became effective on October 18, 1995
                                                                    located under Securities and Exchange
                                                                    Commission File No. 33-98314
10.9          1999 Employee Stock Purchase Plan                     Incorporated by reference from Exhibit 4-1 to
                                                                    PSINet's Registration Statement on Form S-8
                                                                    filed on September 29, 1999 located under
                                                                    Securities and Exchange Commission File No.
                                                                    333-88029 ("September 1999 S-8")

10.10         1999 International Employee Stock Purchase Plan       Incorporated by reference from Exhibit 4-1(a)
                                                                    to the September 1999 S-8

10.11*        Employment Agreement dated July 1, 1997 between       Incorporated by reference from Exhibit 10.5 to
              PSINet and Michael Malesardi                          the September 1997 10-Q

10.12*        Employment Agreement dated August 4, 1997 between     Incorporated by reference from Exhibit 10.7 to
              PSINet and Harry Hobbs                                the September 1997 10-Q

10.13*        Employment Agreement dated January 18, 1998 between   Incorporated by reference from Exhibit 10.53 to
              PSINet and Kathleen B. Horne                          the 1997 Form 10-K

10.14*        Employment Agreement dated February 16, 1998          Incorporated by reference from Exhibit 10.54 to
              between PSINet and John Muleta                        the 1997 Form 10-K

10.15*        Employment Agreement dated October 16, 1998, 1996     Incorporated by reference from Exhibit 10.57 to
              between PSINet and Harold S. Wills                    the 1998 Form 10-K

10.16*        Employment Agreement dated October 16, 1998 between   Incorporated by reference from Exhibit 10.58 to
              PSINet and Edward D. Postal                           the 1998 Form 10-K

10.17         Employment Agreement dated October 16, 1998 between   Incorporated by reference from Exhibit 10.59 to
              PSINet and David N. Kunkel                            the 1998 Form 10-K

10.18         Employee Agreement dated as of October 1, 1999        Incorporated by reference from Exhibit 10.1 to
              between PSINet and William L. Schrader                PSINet's Quarterly Report on Form 10-Q for the
                                                                    quarter ended September 30, 1999 located under
                                                                    Securities and Exchange Commission File No.
                                                                    0-25812 ("September 1999 10-Q")

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
10.19         Amendment to Employment Agreement dated as of         Incorporated by reference from Exhibit 10.2 to
              October 1, 1999 between PSINet and Harold S. Wills    PSINet's September 1999 10-Q

10.20         Amendment to Employment Agreement dated as of         Incorporated by reference from Exhibit 10.3 to
              October 1, 1999 between PSINet and Edward D. Postal   PSINet's September 1999 10-Q"

10.21         Form of Indemnification Agreement                     Incorporated by reference from Exhibit 10.21 to
                                                                    the May 1995 Registration Statement

10.22         Registration Rights Agreement dated as of June 16,    Incorporated by reference from Exhibit 10.39 to
              1995 among PSINet and Stockholders of InterCon        the December 1995 Registration Statement
              Systems Corporation

10.23         Registration Rights Agreement dated as of July 11,    Incorporated by reference from Exhibit  10.40
              1995 among PSINet and Stockholders of Software        to the December 1995 Registration Statement
              Ventures Corporation

10.24         Registration Rights Agreement dated as of February    Incorporated by reference from Exhibit 10.62 to
              25, 1998 between PSINet and IXC Internet Services,    the 1997 Form 10-K
              Inc.

10.25         Warrant to purchase up to 25,000 shares of the        Incorporated by reference from Exhibit 10.39 to
              Series B Preferred of PSINet, at an exercise price    the May 1995 Registration Statement
              of $1.60 per share, registered in the name of
              William H. Baumer

10.26         Warrant to purchase up to 25,000 shares of the        Incorporated by reference from Exhibit 10.40 to
              Series B Preferred of PSINet, at an exercise price    the May 1995 Registration Statement
              of $1.60 per share, registered in the name of
              William H. Baumer

10.27         Stock Acquisition Agreement, dated as of February     Incorporated by reference from Exhibit 2 to
              1, 1997, between Ascend Communications, Inc. and      PSINet's Current Report on Form 8-K dated
              PSINet with respect to all outstanding capital        February 14, 1997 located under Securities and
              stock of InterCon Systems Corporation, a Delaware     Exchange Commission File No. 0-25812
              corporation and a wholly-owned subsidiary of PSINet

10.28         Asset Purchase Agreement dated as of June 28, 1996    Incorporated by reference from Exhibit 2 to the
              between PSINet and MindSpring Enterprises, Inc.       June 1996 10-Q


EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
10.29         Amendment No. 2 to Network Services Agreement         Incorporated by reference from Exhibit 10.75 to
              entered in as of January 1, 1997 by and between       the 1996 Form 10-K
              PSINet and MindSpring Enterprises, Inc.

10.30         IRU and Stock Purchase Agreement dated as of July     Incorporated by reference from Exhibit 2.1 to
              22, 1997 between IXC Internet Services, Inc. and      the June 1997 10-Q
              PSINet

10.31         First Amendment to IRU and Stock Purchase Agreement   Incorporated by reference from Exhibit A to
              dated as of July 22, 1997 between IXC Internet        PSINet's December 1997 Proxy Statement
              Services, Inc. and PSINet

10.32         Second Amendment to IRU and Stock Purchase            Incorporated by reference from Exhibit A to the
              Agreement dated as of July 22, 1997 between IXC       December 1997 Proxy Statement
              Internet Services, Inc. and PSINet

10.33         Joint Marketing and Services Agreement dated as of    Incorporated by reference from Exhibit 10.1 to
              July 22,  1997 between IXC Internet Services, Inc.    PSINet's Quarterly Report on Form 10-Q for the
              and PSINet                                            quarter ended June 30, 1997 located under
                                                                    Securities and Exchange Commission File no.
                                                                    0-25812

10.34         Security Agreement and Assignment dated as of         Incorporated by reference from Exhibit 10.95 to
              February 25, 1998 between PSINet and IXC Internet     the 1997 Form 10-K
              Services, Inc.

10.35         Collocation and Interconnection Agreement between     Incorporated by reference from Exhibit 10.96 to
              PSINet and IXC Internet Services, Inc.                the 1997 Form 10-K

10.36         Escrow Agreement, dated as of  April 13, 1998,        Incorporated by reference from Exhibit 10.2 to
              among Wilmington Trust Company (as escrow agent and   the April 22, 1998 8-K
              trustee) and PSINet.

10.37         Registration Rights Agreement dated as of April 13,   Incorporated by reference from Exhibit 10.1 to
              1998 among PSINet and Donaldson, Lufkin & Jenrette    the April 22, 1998 8-K
              Securities Corporation, Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, and Chase Securities,
              Inc.

10.38         Registration Rights Agreement dated as of November    Incorporated by reference from Exhibit 10.1 to
              3, 1998 among PSINet and Donaldson, Lufkin and        the November 10, 1998 8-K
              Jenrette Securities Corporation, Chase Securities,
              Inc. and Morgan Stanley & Co. Incorporated

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
10.39         Employment Agreement dated June 17, 1998 between      Incorporated by reference from Exhibit 10.1 to
              PSINet and William A. Opet                            PSINet's Quarterly Report on Form 10-Q for the
                                                                    quarter ended June 30, 1998 located under
                                                                    Securities and Exchange Commission File No.
                                                                    0-25812 ("June 1998 10-Q")

10.40         Employment Agreement dated September 1, 1998          Incorporated by reference from Exhibit 10.8 to
              between PSINet and Chi H. Kwan                        the September 1998 10-Q

10.41         Employment Agreement dated October 12, 1998 between   Incorporated by reference from Exhibit 10.2 to
              PSINet and Geoffrey E. Axton                          the September 1998 10-Q

10.42         Employment Agreement dated October 14, 1998 between   Incorporated by reference from Exhibit 10.4 to
              PSINet and Edward Arnold Davis                        the September 1998 10-Q

10.43         Registration Rights Agreement, dated as of November   Incorporated by reference from Exhibit 4.3 to
              13, 1998, among PSINet and Donaldson Lufkin &         the September 1998 10-Q
              Jenrette Securities Corporation, Chase Securities
              Inc. and Morgan Stanley & Co. Incorporated

10.44         Amendment to Employment Agreement dated October 1,    Incorporated by reference from Exhibit 10.6 to
              1998 between PSINet and Harry Hobbs                   the September 1998 10-Q

10.45         Employment Agreement dated November 12, 1998          Incorporated by reference from Exhibit 10.10 to
              between PSINet and Lawrence Winkler                   the September 1998 10-Q

10.46         Employment Agreement dated May 24, 1999 between       Incorporated by reference from Exhibit 10.100
              PSINet and James F. Cragg                             to PSINet's August 1999 Registration Statement

10.47         Employment Agreement dated May 24, 1999 between       Incorporated by reference from Exhibit 10.101
              PSINet and Philippe J. Kuperman                       to PSINet's August 1999 Registration Statement

10.48         Master Lease Agreement between PSINet and             Incorporated by reference from Exhibit 10.11 to
              Technology Credit Corporation No. 1788 dated June     the September 1998 10-Q
              20, 1998

10.49         Master Lease Agreement between PSINet and             Incorporated by reference from Exhibit 10.12 to
              Technology Credit Corporation No. 1789 dated June     the September 1998 10-Q
              20, 1998

10.50         Master Loan and Security Agreement No. 3963 between   Incorporated by reference from Exhibit 10.13 to
              PSINet and Charter Financial Inc. dated September     the September 1998 10-Q
              28, 1998

10.51         Lease Agreement dated July 8, 1998 between            Incorporated by reference from Exhibit 10.2 to
              Ballymore Properties Limited and Cordoba Holdings     the April 27, 1999 8-K
              Limited and Thomas Charles Cembrinck

EXHIBIT
NUMBER        DESCRIPTION                                           LOCATION
------        -----------                                           --------
 10.52        Registration Rights Agreement, dated as of July 23,   Incorporated by reference from Exhibit 10.107
              1999, among PSINet and Donaldson Lufkin & Jenrette    to the August 1999 Registration Statement
              International, Bear Stearns International Limited
              and Chase Manhattan International Limited

 10.53        Registration Rights Agreement, dated as of December   Incorporated by reference from Exhibit 10.1 to
              2, 1999, among PSINet and Donaldson Luftkin &         PSINet's November 24, 1999 8-K
              Jenrette International, Bear Stearns International
              Limited, Merrill Lynch International and Morgan
              Stanley & Co. International Limited

 10.54        Registration Rights Agreement, dated as of February   Incorporated by reference from Exhibit 10.1 to
              1, 2000, among PSINet and Donaldson Lufkin &          the February 1, 2000 8-K
              Jenrette Securities Corporation, Merrill Lynch &
              Co., Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, Morgan Stanley & Co. Inc., Bear
              Stearns & Co. Inc., BancBoston Robertson Stephens
              and Chase Securities Inc.

 10.55        Amendment No. 1 to Registration Rights Agreement      Incorporated by reference from Exhibit 10.2 to
              dated February 7, 2000 to Registration Rights         the February 1, 2000 8-K
              Agreement dated as of February 1, 2000 among
              Donaldson, Lufkin & Jenrette Securities
              Corporation, Merrill Lynch & Co., Merrill Lynch,
              Pierce, Fenner & Smith Incorporated, Morgan Stanley
              & Co., Inc., Bear, Stearns & Co. Inc., BankBoston
              Robertson Stephens and Chase Securities Inc.

 12           Computation of Ratio of Earnings to Combined Fixed    Filed herewith
              Charges and Preferred Stock Dividends

 21           Significant subsidiaries of PSINet                    Filed herewith

 23           Consent of PricewaterhouseCoopers LLP                 Filed herewith

 27**         Financial Data Schedule                               Filed herewith

_________________________________
* Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(a)(3).

** Not deemed filed for purposes of Section 11 of the Securities Act of 1933,
   Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.