Form 10-Q
period 2000-03-31
PSINET INC
filed 2000-05-15
CIK 940716

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2000 OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-25812

                                ----------------

                                   PSINET INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                 NEW YORK                                       16-1353600
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      44983 KNOLL SQUARE, ASHBURN, VA                            20147
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

                                 --------------

                                 (703) 726-4100

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       COMMON STOCK, $.01 PAR VALUE - 157,452,777 SHARES AS OF MAY 1, 2000

(INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                      The Exhibit Index appears on page 33

===============================================================================

                                   PSINET INC.

                                TABLE OF CONTENTS

                                                                                                        PAGE

PART I.  FINANCIAL INFORMATION

PAGE

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets as of
                 March 31, 2000 and December 31, 1999 .......................................................3

              Condensed Consolidated Statements of Operations for the three months ended
                 March 31, 2000 and 1999 ....................................................................4

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.............................................................5

              Notes to Condensed Consolidated Financial Statements...........................................6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................................15

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................29


PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds......................................................30

    Item 6.  Exhibits and Reports on Form 8-K...............................................................30


Signatures..................................................................................................32

Exhibit Index...............................................................................................33


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   PSINET INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 2000     DECEMBER 31, 1999
                                                              --------------     -----------------
                                                                 (IN MILLIONS OF U.S. DOLLARS)
                      ASSETS                                    (UNAUDITED)         (AUDITED)

Current assets:

     Cash and cash equivalents                                  $  1,425.3       $    853.6
     Restricted cash and short-term investments                      158.7            154.1
     Short-term investments and marketable securities                439.8            747.6
     Accounts receivable, net                                        112.2            103.6
     Prepaid expenses                                                 30.0             20.6
     Other current assets                                             93.4             62.9
                                                                  --------         --------

          Total current assets                                     2,259.4          1,942.4

Property, plant and equipment, net                                 1,528.4          1,162.6
Goodwill and other intangibles, net                                1,154.8          1,212.0
Other assets and deferred charges                                    198.9            175.3
                                                                  --------         --------

          Total assets                                          $  5,141.5       $  4,492.3
                                                                  ========         ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current portion of debt                                    $    119.9       $    115.0
     Trade accounts payable                                          143.7            141.5
     Accrued payroll and related expenses                             33.7             16.1
     Other accounts payable and accrued liabilities                   95.9             85.3
     Accrued interest payable                                         73.5             94.7
     Deferred revenue                                                 31.9             29.5
                                                                  --------         --------
         Total current liabilities                                   498.6            482.1

Long-term debt                                                     3,159.7          3,185.2
Deferred income taxes                                                 13.8             17.9
Other liabilities                                                     83.8             84.1
                                                                  --------         --------
         Total liabilities                                         3,755.9          3,769.3
                                                                  --------         --------

Commitments and contingencies

Shareholders' equity:
     Preferred stock
         Preferred stock, Series A                                  --               --
         Convertible preferred stock, Series C                       189.7            375.2
         Convertible preferred stock, Series D                       749.1           --
     Common stock                                                      1.6              1.5
     Capital in excess of par value                                1,434.0          1,194.8
     Accumulated deficit                                          (1,065.8)          (861.5)
     Treasury stock                                                 --                 (2.0)
     Accumulated other comprehensive income                          139.1            125.4
     Bandwidth asset to be delivered under IXC agreement             (62.1)          (110.4)
                                                                  --------         --------
          Total shareholders' equity                               1,385.6            723.0
                                                                  --------         --------

          Total liabilities and shareholders' equity            $  5,141.5       $  4,492.3
                                                                  ========         ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PSINET INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------------------
                                                                      2000                       1999
                                                                 -------------              -------------
                                                                      (IN MILLIONS OF U.S. DOLLARS,
                                                                   EXCEPT PER SHARE AND SHARE AMOUNTS)
                                                                                 (UNAUDITED)

Revenue                                                          $      222.9               $      104.9

Operating costs and expenses:

     Data communications and operations                                 163.6                       76.0
     Sales and marketing                                                 38.5                       18.6
     General and administrative                                          36.3                       17.1
     Depreciation and amortization                                      134.5                       26.8
     Restructuring charge                                                16.9                          -
     Costs related to planned distribution
          and sale of consumer business                                   1.1                          -
                                                                 -------------              -------------
          Total operating costs and expenses                            390.9                      138.5
                                                                 -------------              -------------

Loss from operations                                                  (168.0)                     (33.6)

Interest expense                                                       (79.0)                     (29.6)
Interest income                                                          24.8                        4.7
Other expense, net                                                      (0.5)                          -
Gain (loss) on sale of investments                                       34.1                      (0.2)
                                                                 -------------              -------------

Loss before income taxes                                              (188.6)                     (58.7)

Income taxes                                                                -                          -
                                                                 -------------              -------------

Net loss                                                              (188.6)                     (58.7)

Return to preferred shareholders                                       (15.6)                      (0.6)
                                                                 -------------              -------------

Net loss available to common shareholders                       $     (204.2)              $      (59.3)
                                                                 =============              =============

Basic and diluted loss per share                                $      (1.35)              $      (0.56)
                                                                 =============              =============

Shares used in computing basic and
     diluted loss per share (in thousands)                            150,848                    106,716
                                                                 =============              =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PSINET INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------------
                                                                      2000                     1999
                                                                 -------------              -----------
                                                                      (IN MILLIONS OF U.S. DOLLARS)
                                                                                 (UNAUDITED)


Net cash used in operating activities                           $   (63.2)                 $  (77.2)
                                                               ------------               -----------

Cash flows from investing activities:

     Purchases of property and equipment                           (362.6)                    (55.7)
     Purchases of short-term investments                           (278.5)                   (129.3)
     Proceeds from maturity or sale of short-term investments       647.6                     153.9
     Investments in certain businesses, net of cash acquired        (69.6)                    (35.1)
     Restricted cash and short-term investments                      (4.7)                     29.6
     Other, net                                                      (0.2)                     (0.3)
                                                                -----------               -----------
             Net cash used in investing activities                  (68.0)                    (36.9)
                                                                -----------               -----------

Cash flows from financing activities:

     Proceeds from issuance of debt                                   -                       101.3
     Repayments of debt                                             (12.4)                     (3.4)
     Principal payments under capital lease obligations             (23.2)                    (12.3)
     Proceeds from equity offerings, net                            740.2                       -
     Proceeds from exercise of common stock options                  16.8                       6.3
     Payments of dividends on preferred stock                         -                        (0.5)
     Other, net                                                      (0.3)                     (0.1)
                                                               -----------               -----------
             Net cash provided by financing activities              721.1                      91.3
                                                               -----------               -----------

Effect of exchange rate changes on cash                             (18.2)                     (8.9)
                                                               -----------               -----------

Net increase (decrease) in cash and cash equivalents                571.7                     (31.7)
Cash and cash equivalents, beginning of period                      853.6                      56.8
                                                               -----------               -----------

Cash and cash equivalents, end of period                        $ 1,425.3                  $   25.1
                                                               ===========               ===========


Supplemental disclosures of cash flow information
    Cash paid during the year for:
             Interest                                           $   106.7                  $   14.6
             Income taxes                                             -                         -
     Noncash investing and financing activities:
             Capital lease obligations incurred                      13.3                      60.0
             Acceptance of IXC bandwidth                             48.3                      11.9



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PSINET INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2000, and its results of operations and its cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 - ACCOUNTING POLICIES

LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants, common stock issuable upon conversion of convertible preferred stock and contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. The effect of common stock equivalents, which totaled 36.5 million and 17.8 million shares at March 31, 2000 and 1999, respectively, has been excluded from the computation of diluted loss per share as the effect would be antidilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for each of the periods presented.

FOREIGN CURRENCY - Gains and losses on translation of the accounts of the Company's non-U.S. operations, including intercompany balances invested for the foreseeable future, are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity. At March 31, 2000 and December 31, 1999, the cumulative foreign currency translation adjustment was $36.8 million and $47.6 million, respectively. Transaction gains and losses on the Company's non-functional currency denominated assets and liabilities are recorded in the consolidated statements of operations.

REVENUE RECOGNITION - In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies the SEC's views on revenue recognition. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and, therefore, SAB 101's adoption will have no material impact on the Company's financial condition, results of operations or cash flows.

NOTE 3 - RESTRUCTURING CHARGE

During the past two years, PSINet has made significant acquisitions of fiber-based bandwidth and related equipment to enhance its network infrastructure and lower its per unit operating costs. The Company has also acquired since January 1, 1998 more than 65 companies throughout its five geographic operating regions, resulting in overlapping network infrastructure in several markets. During the first quarter of 2000, PSINet completed and approved a restructuring plan directed at developing a global brand image, eliminating certain network redundancies, streamlining operations and product offerings, and taking advantage of synergies created by its integration process.

The Company expects that its restructuring plan will have a positive effect on its financial position and future operating results. Expected cost saving results from the restructuring plan include:

- reduced annual data communication and operations expense of approximately $15.1 million; and
- reduced annual depreciation and amortization expense of $8.7 million.

As of March 31, 2000, management does not believe there are any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs.

Based upon this restructuring plan, the Company has incurred incremental and non-recurring expenses of $16.9 million for the three months ended March 31, 2000, which consists of the following components:

-    $12.8 million of termination charges for excess bandwidth and facilities;
- $3.4 million for closures of duplicate POP facilities that were identified for decommissioning; and
-    $0.7 million for employee reduction in force ("RIF") plans.

The termination charges for excess bandwidth consist mainly of $12.6 million for penalties incurred to terminate circuits across three of our geographic operating segments: $9.8 million in our Asia/Pacific segment, $2.3 million in our U.S./Canada segment, and $0.5 million in our Latin America segment. The remaining $0.2 million relates to facility lease termination costs.

The POP closure charges result directly from downsizing and eliminating POP locations in our U.S./Canada segment. POP closure charges of $3.4 million were incurred in connection with the planned closure of 102 POPs, including $2.2 million in contractor costs to close duplicate and excess facilities, and $0.8 million of circuit termination and facilities lease termination costs and $0.4 million of other related costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and costs to terminate telecommunications bandwidth directly associated with the POP. As of March 31, 2000, approximately 10% of the 102 POPs had been eliminated.

The RIF charge resulted from the termination of 132 employees. All terminations and termination benefits were communicated to the affected employees prior to or on March 31, 2000 and all remaining severance benefits are expected to be paid before March 31, 2001.

Liabilities for termination of excess bandwidth and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities. Through March 31, 2000, approximately $0.6 million had been paid under the restructuring plan.

Also, in the first quarter of 2000, the Company identified certain assets to be written-off and certain tangible and intangible assets that required accelerated depreciation and amortization as a result of the assessment of the remaining useful lives to reflect the timing of when the assets identified in the restructuring would actually be taken out of service. The $59.0 million asset charge, included in depreciation and amortization, for the quarter ended March 31, 2000 consists of the following:

-    $50.9 million write-off of acquired tradenames;

-    $4.4 million write-off and accelerated depreciation of obsolete equipment;
     and
-    $3.7 million write-off of certain software assets.

The acquired tradename charge resulted from the Company's decision to utilize a single global brand identity. As a result, the Company decided to discontinue commercial use of its many acquired companies' tradenames. The Company believes the switch to the global use of the PSINet tradename will enhance both its global brand imaging and customer recognition efforts.

The write-off and accelerated depreciation of equipment relates to certain telecommunications equipment that will be removed from service as a result of closure of certain POPs and disposal of other network equipment.

The write-off of certain software assets resulted from the decision to no longer utilize certain business software solutions.

NOTE 4 - PLANNED DISTRIBUTION AND SALE OF CONSUMER BUSINESS

During the three months ended March 31, 2000, the Company incurred $1.1 million of direct incremental costs related to the Company's planned distribution and sale of its consumer business. As a result of acquisitions in 1998 and 1999, the Company has amassed a significant number of consumer customers throughout its operating regions. The Company's primary strategic focus is providing services to business and wholesale customers. Accordingly, in February and March 2000, the Company announced that worldwide retail consumer operations will be consolidated into a new retail business unit, known as Inter.net Ltd.
Inter.net is expected to initially serve an estimated 550,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries.
The Company is currently assessing its options regarding Inter.net, including a possible initial public offering or spin-off of the business, to best maximize PSINet shareholder value.

NOTE 5 - ACQUISITIONS OF CERTAIN BUSINESSES

CONSUMMATED TRANSACTIONS

All of the companies listed below which the Company has acquired are Internet service providers or data transmission companies, offering a wide range of Internet-protocol based solutions for businesses and small office/home office and consumer users. Depending on the particular business activities of the company acquired, revenue may also be derived from network integration, web hosting, managed co-location and eCommerce, as well as vertical market Internet services, including eCommerce, medical and telecommunications Internet solutions.

During the three months ended March 31, 2000, the Company acquired a 100% ownership interest in the following businesses for an aggregate of approximately $31.6 million:


BUSINESS NAME                        LOCATION                   ACQUISITION DATE
-------------                        --------                   ----------------

IPhil                                Philippines                January 2000
Telepath                             US                         January 2000
GlobalNet                            Brazil                     March 2000
InterServer                          Argentina                  March 2000
SSD                                  Argentina                  March 2000


Subsequent to March 31, 2000, the Company acquired a 100% ownership interest in the following businesses:


BUSINESS NAME                        LOCATION                   ACQUISITION DATE
-------------                        --------                   ----------------

IDCI.Net                             US                         April 2000
Pontocom                             Brazil                     April 2000


Each of the above acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions has been preliminarily allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. As part of the allocation process, the Company evaluates each acquisition for acquired in-process research and development technologies. Based on the Company's preliminary allocations, no in-process research and development technologies were identified for its 2000 acquisitions to date.

For certain acquisitions, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by the sellers of indemnification or other contractual obligations. These acquisition holdback liabilities are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback liabilities totaled $79.0 million at March 31, 2000. The Company made $4.7 million in payments on acquisition holdbacks in 2000.

Total amortization expense of goodwill and other intangibles was $80.1 million (including $50.9 million relating to the first quarter restructuring charge) and $7.4 million for the three months ended March 31, 2000 and 1999, respectively.

PENDING TRANSACTION

On March 21, 2000, the Company entered into a definitive agreement to acquire Metamor Worldwide, Inc. ("Metamor"), a leading provider of information technology, or IT, solutions. Under the terms of the merger agreement with Metamor, the aggregate consideration to be paid to Metamor shareholders consists of approximately 31.2 million shares of the Company's common stock (at a conversion ratio of 0.9 shares of the Company's common stock for each share of Metamor's common stock outstanding), which represents an aggregate value of approximately $1.35 billion, based upon an average price per share of the Company's common stock of $43.35 for the period from March 20, 2000 through March 24, 2000. The Company will also assume options to acquire approximately 4.6 million shares of Metamor common stock which, under the terms of the merger agreement, will be exercisable into approximately 4.1 million shares of the Company's common stock and represent an aggregate fair value of approximately $142.5 million. Additionally, the Company will transfer funds for the redemption of Metamor's 2.94% Convertible Subordinated Notes having a face amount of approximately $227.0 million and will repay amounts outstanding under Metamor's $80.0 million revolving credit facility ($40.2 million was outstanding as of April 25, 2000) immediately prior to the merger as a condition to closing. Simultaneously with the merger, the Company expects to invest $50.0 million in 8 1/2% preferred stock of Xpedior Incorporated, a majority owned subsidiary of Metamor. The source of the cash for the repayment of the Metamor outstanding debt and the investment in Xpedior will be cash on hand. Completion of the transaction is subject to a number of conditions, including the receipt of shareholder approval from the Company's shareholders and Metamor's stockholders. There can be no assurance that the transaction will be completed.

NOTE 6 - SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

At March 31, 2000 and December 31, 1999, short-term investments and marketable securities, including restricted amounts, consisted of $78.0 million and $342.9 million, respectively, of U.S. government obligations, $166.6 million and $346.1 million, respectively, of commercial paper, $87.4 million and $42.8 million, respectively, of certificates of deposit and $139.9 million and $82.7 million, respectively, in equity securities. All short-term investments are classified as available-for-sale. The unrealized holding gain was $102.3 million and $77.8 million at March 31, 2000 and December 31, 1999, respectively. The March 31, 2000 unrealized holding gain was comprised of $1.2 million in government obligations and $101.1 million in equity securities. At May 10, 2000, the unrealized holding gain in the equity securities held at March 31, 2000 was $43.2 million.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:


                                                                 MARCH 31, 2000       DECEMBER 31, 1999
                                                                 --------------       -----------------
                                                                      (IN MILLIONS OF U.S. DOLLARS)

     Telecommunications bandwidth                                   $  688.9              $  500.2
     Data communications equipment                                     676.0                 546.3
     Leasehold improvements                                             90.3                 114.4
     Software                                                           57.6                  32.5
     Office and other equipment                                         81.3                  57.5
     Land and buildings                                                201.5                 124.6
                                                                     --------              --------
                                                                     1,795.6               1,375.5
     Less accumulated depreciation and amortization                   (267.2)               (212.9)
                                                                     --------              --------

Property, plant and equipment, net                                  $1,528.4              $1,162.6
                                                                     ========              ========



Total depreciation and leasehold amortization expense was $54.4 million (including $8.1 million relating to the first quarter restructuring charge) and $19.4 million for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and December 31, 1999, telecommunications bandwidth included $334.6 million and $223.2 million, respectively, and land and buildings included $125.9 million and $53.3 million, respectively, of assets classified as construction in progress for which no depreciation will be recognized until construction is completed. Anticipated completion dates are through 2001. In the three months ended March 31, 2000 the Company capitalized interest of $9.5 million. No interest was capitalized in the three months ended March 31, 1999.

NOTE 8 - DEBT

Debt consisted of the following:

                                                                                   MARCH 31, 2000         DECEMBER 31, 1999
                                                                                   --------------         -----------------
                                                                                       (IN MILLIONS OF U.S. DOLLARS)

      10.0% Senior notes due 2005                                                          $   600.0              $   600.0
      10.5% Senior notes due 2006 (Euro 150.0)                                                 143.3                  150.9
      10.5% Senior notes due 2006                                                              600.0                  600.0
      11.0% Senior notes due 2009 (Euro 150.0)                                                 143.3                  150.9
      11.0% Senior notes due 2009                                                            1,050.0                1,050.0
      11.5% Senior notes due 2008                                                              350.0                  350.0
      Capital lease obligations at interest rates ranging from 2.7% to 17.3%                   354.4                  359.7
      Notes payable at interest rates ranging from 1.8% to 12.7%.                               36.0                   36.0
                                                                                             --------               --------
                                                                                             3,277.0                3,297.5
      Plus unamortized premium                                                                   2.6                    2.7
                                                                                             --------               --------
                                                                                             3,279.6                3,300.2
      Less current portion                                                                    (119.9)                (115.0)
                                                                                             --------               --------
      Long-term portion                                                                    $ 3,159.7              $ 3,185.2
                                                                                             ========               ========



The senior notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company, and senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest is payable on the senior notes semi-annually. At March 31, 2000, the Company has deposited in an escrow account restricted cash and short-term investments of $38.2 million to fund, when due, the next semi-annual interest payment on the 10% senior notes. The indentures governing the senior notes contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness, make certain payments (including payments of dividends) and investments, and sell assets. The Company was in compliance with these covenants at March 31, 2000.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment and other fixed assets. During the three months ended March 31, 2000 and 1999, the Company incurred capital lease obligations under these arrangements of $13.3 million and $60.0 million, respectively. At March 31, 2000, the aggregate unused portion under these arrangements totaled $418.7 million after designating $30.8 million of payables for various equipment purchases which will be financed under existing capital lease facilities. The capital lease obligations contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends. The Company was in compliance with these covenants at March 31, 2000.

NOTE 9 - CAPITAL STOCK

ISSUANCE OF CONVERTIBLE SERIES D PREFERRED STOCK

In February 2000, the Company completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock ("Series D preferred stock") for aggregate net proceeds of approximately $740.2 million after expenses and excluding amounts paid by the purchasers of the Series D preferred stock into the deposit account described below. The Series D preferred stock has a liquidation preference of $50 per share.

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

Each share of Series D preferred stock is convertible at any time after February 15, 2000 at the option of the holders into 0.9352 shares of the Company's common stock, equal to a conversion price of $53.465 per share, subject to adjustment upon the occurrence of specified events. The Series D preferred stock is redeemable, at the Company's option, at a redemption premium of 105.50% of the liquidation preference (plus accumulated and unpaid dividends, if any) on or after August 15, 2001 but prior to February 15, 2003, if the trading price of its common stock equals or exceeds $80.20 per share for a specified trading period. The Company will also make additional payments to the holders of the Series D preferred stock if the Company redeems the Series D preferred stock under the foregoing circumstances. Except in the foregoing circumstances, the Company may not redeem the Series D preferred stock prior to February 15, 2003. Beginning on February 15, 2003, the Company may redeem shares of the Series D preferred stock at an initial redemption premium of 104.00% of the liquidation preference, declining to 100.00% on February 15, 2007 and thereafter, plus in each case all accumulated and unpaid dividends to the redemption date. The Company may effect any redemption, in whole or in part, at its option, in cash, by delivery of fully paid and nonassessable shares of its common stock or a combination of cash and common stock (subject to applicable law), by delivering notice to the holders of the Series D preferred stock.

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

EXCHANGE AND CONVERSION OF SERIES C PREFERRED STOCK

In February and March 2000, the Company exchanged 8,155,192 newly issued shares of its common stock for an aggregate of 4,629,335 shares of its outstanding Series C preferred stock through individually negotiated transactions with a limited number of holders of its Series C preferred stock. The implied premium of approximately $1.7 million incurred in connection with the exchanges, net of $32.4 million to be received from the deposit account relating to the exchanged shares, has been recognized as a return to preferred shareholders in the first quarter of 2000. Subsequent to the exchange, the Company converted the exchanged Series C preferred stock into 7,422,675 shares of its common stock, which are held as treasury stock.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was as follows (in millions of U.S. dollars):

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2000              1999
                                                    ----              ----

Net loss                                              $ (188.6)          $ (58.7)
                                                       --------           -------
Other comprehensive income:
  Unrealized holding gains (losses)                       24.5              (0.1)
  Foreign currency translation adjustment                (10.8)            (14.0)
                                                       --------           -------
                                                          13.7             (14.1)
                                                       --------           -------
Comprehensive income (loss)                           $ (174.9)          $ (72.8)
                                                       ========           =======



During the three months ended March 31, 2000, significant fluctuations in the Japanese Yen accounted for the majority of the change in the foreign currency translation adjustment.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2000, the Company had commitments to certain telecommunications vendors under operating lease agreements totaling $173.6 million payable in various years through 2011. Additionally, the Company has various agreements to lease office space, facilities and equipment and, as of March 31, 2000, the Company was obligated to make future minimum lease payments of $81.5 million under such non-cancelable operating leases expiring in various years through 2023.

In connection with the Company's previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, the Company will make payments over the next 18 years totaling approximately $79.1 million.

At March 31, 2000, the Company was obligated to make future cash payments that total $379.9 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. The Company also expects that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational.

The Company currently believes that its capital expenditures in 2000 will be greater than those in 1999. For the three months ended March 31, 2000, total capital expenditures were $423.6 million, of which $362.0 million was in cash. For the year ending December 31, 2000, the Company expects its capital expenditures will be approximately $1.2 billion, which the Company expects to come from a combination of cash on hand and through vendor, lease and other financing.

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

In February 2000, the Company launched PSINet Ventures, a corporate venture program. The program involves a combination of cash investments and the exchange of services for equity in certain businesses. This program will be funded with approximately $1.0 billion, which includes the value of current investments and the value of Internet services for future investments as well as $100 million in cash. At March 31, 2000, the Company had invested cash of $43.2 million, committed a total of $40.0 million of services and committed additional investments of $2.7 million of cash under this program.

NOTE 12 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into five geographic operating segments - U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa ("IMEA"). The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which the Company defines as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, charge for acquired in-process research and development, restructuring charge, and costs related to the planned distribution and sale of the consumer business.

Operations of the Company's U.S./Canada segment include shared network costs and corporate functions which the Company does not allocate to its other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital leases and seller-financed arrangements.

Financial information for the Company's geographic operating segments is presented below (in millions of U.S. dollars):

                             U.S./CANADA     LATIN AMERICA     EUROPE    ASIA/PACIFIC       IMEA           TOTAL
                             -----------     -------------     ------    ------------       ----           -----

THREE MONTHS ENDED
------------------
MARCH 31, 2000
--------------
Revenue                           $136.4           $ 14.1      $ 33.4        $ 38.7            $0.3       $ 222.9
EBITDA                             (11.8)            (1.3)       (4.7)          2.3             ---        (15.5)
Assets                           4,186.6            159.4       373.8         418.8             2.9       5,141.5
Capital expenditures               366.7             10.8        27.1          19.0             ---         423.6


THREE MONTHS ENDED
------------------
MARCH 31, 1999
--------------
Revenue                           $ 59.1            $ ---      $ 15.9        $ 29.9           $ ---        $104.9
EBITDA                              (8.0)             ---        (1.9)          3.1             ---         (6.8)
Assets                             903.8              ---       194.9         272.5             ---       1,371.2
Capital expenditures                81.4              ---        40.4           5.8             ---         127.6



EBITDA for all reportable segments differs from consolidated loss before income taxes reported in the Company's consolidated statements of operations as follows (in millions of U.S. dollars):

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                            MARCH 31,
                                                           ---------
                                                       2000          1999
                                                       ----          ----

         EBITDA                                          $ (15.5)       $ (6.8)
         Reconciling items:
           Depreciation and amortization                  (134.5)        (26.8)
           Restructuring charge                            (16.9)          ---
           Costs related to planned distribution
              and sale of consumer business                 (1.1)          ---
           Interest expense                                (79.0)        (29.6)
           Interest income                                  24.8           4.7
           Other expense, net                               (0.5)          ---
           Gain (loss) on sale of investments               34.1          (0.2)
                                                            ----          -----
         Loss before income taxes                        $(188.6)       $(58.7)
                                                         ========       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH (1) OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND (2) OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCORPORATED BY REFERENCE HEREIN TO OUR PERIODIC REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

We are a leading global provider of Internet and eCommerce solutions to businesses. As an Internet Super Carrier (ISC), we offer a robust suite of products globally that enable our customers to utilize the Internet for mission critical applications carried over a worldwide fiber optic network that is capable of transmission speeds in excess of three terabits per second.

We offer a suite of value-added products and services that are designed to enable our customers, through their use of the Internet, to more efficiently transact and conduct eCommerce with their customers, suppliers, business partners and remote office locations. We provide Internet connectivity and Web hosting services to approximately 100,000 corporate customers, which together with our ISP, carrier, small office/home office (SOHO) and consumer businesses around the world served over 2.0 million end users. Our services and products include dedicated, dial-up and DSL Internet access services connections, Web hosting and collocation services, transaction network services, VPNs, eCommerce solutions, voice-over-IP, e-mail and managed security services. We also provide wholesale and private label network connectivity and related services to other ISPs and telecommunications carriers to further utilize our network capacity. We serve approximately 90 of the 100 largest metropolitan statistical areas in the U.S., have a presence in the 20 largest telecommunications markets globally and operate in 28 countries. We conduct our business through operations organized into five geographic operating segments - U.S./Canada, Latin America, Europe, Asia/Pacific and India/Middle East/Africa.

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

We have embarked on an initiative to aggressively grow our hosting center business through the construction of approximately $800 million of hosting centers. We currently have eight global Internet and eCommerce hosting centers operating and plan to open 16 more. We also have three network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

ACQUISITIONS

We typically enter a new market through the acquisition of an existing company within that market, and then further expand through a combination of organic growth supplemented by acquisitions. A key component of our business strategy is our continued expansion in international markets. On November 23, 1999, we acquired Transaction Network Services, Inc., which we refer to as TNI.

PENDING ACQUISITION OF METAMOR WORLDWIDE, INC.

In March 2000, we entered into a definitive agreement to acquire Metamor Worldwide, Inc. ("Metamor"). Metamor is a leading provider of information technology (IT) solutions with diverse service offerings. In 1999, Metamor completed the initial public offering of 20% of its eBusiness solutions subsidiary, Xpedior Incorporated. On December 16, 1999, Xpedior began trading on the Nasdaq Stock Market under the symbol "XPDR". Metamor still owns approximately 80% of the outstanding stock of Xpedior. Completion of the acquisition is subject to a number of conditions, including receipt of approval from the shareholders of PSINet and Metamor. We cannot assure you that the transaction will be completed.

RESTRUCTURING CHARGE

During the past two years, we have made significant acquisitions of fiber-based bandwidth and related equipment to enhance our network infrastructure and lower our per unit operating costs. We also acquired more than 65 companies throughout our five geographic operating regions, resulting in overlapping network infrastructure in several markets. During the first quarter of 2000, we completed and approved our restructuring plan directed at developing a global brand image, eliminating network redundancies, streamlining operations and product offerings, and taking advantage of synergies created by our integration process.

We expect our restructuring plan will have a positive effect on our financial position and future operating results. Expected cost saving results from our restructuring plan include:

-    reduced annual data communication and operations expense of $15.1 million;
     and
-    reduced annual depreciation and amortization expense of $8.7 million.

As of March 31, 2000, we do not believe there are any unresolved contingencies or other issues that could result in an adjustment to our restructuring costs.

Based upon this restructuring plan, we have incurred incremental and non-recurring expenses of $16.9 million for the three months ended March 31, 2000, which consists of the following components:

-    $12.8 million of termination charges for excess bandwidth and facilities;
- $3.4 million for closures of duplicate POP facilities that were identified for decommissioning; and
-    $0.7 million for employee reduction in force ("RIF") plans.

The termination charges for excess bandwidth and facilities consist mainly of $12.6 million for penalties incurred to terminate circuits across three of our geographic operating segments: $9.8 million in our Asia/Pacific segment, $2.3 million in our U.S./Canada segment, and $0.5 million in our Latin America segment. The remaining $0.2 million relates to facility lease termination costs.

The POP closure charges result directly from downsizing and eliminating POP locations in our U.S./Canada segment. POP closure charges of $3.4 million were incurred in connection with the planned closure of 102 POPs, including $2.2 million in contractor costs to close duplicate and excess facilities, $0.8 million of circuit termination and facilities lease termination costs and $0.4 million of other related costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and costs to terminate telecommunications bandwidth directly associated with the POP. As of March 31, 2000, approximately 10% of the 102 POPs had been eliminated.

The RIF charge resulted from the termination of 132 employees. All terminations and termination benefits were communicated to the affected employees prior to or on March 31, 2000 and all remaining severance benefits are expected to be paid before March 31, 2001.

Liabilities for termination and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities. Actual amounts of termination benefits, POPs and other restructuring related payments can be found in Note 3 to our consolidated financial statements under "Restructuring Charge". We believe that cash flows from operations and available financing sources will be sufficient to implement and complete our intended restructuring actions.

Also, in the first quarter of 2000, we identified certain assets to be written-off and certain tangible and intangible assets that required accelerated depreciation and amortization as a result of the assessment of the remaining useful lives to reflect the timing of when the assets identified in the restructuring would actually be taken out of service. Our $59.0 million asset charge, included in depreciation and amortization, for the quarter ended March 31, 2000 consists of the following:

-    $50.9 million write-off of acquired tradenames;
-    $4.4 million write-off and acelerated depreciation of obsolete equipment;
     and
-    $3.7 million write-off of certain software assets.

The acquired tradename charge resulted from our decision to utilize a single global brand identity. As a result, we decided to discontinue commercial use of our many acquired companies tradenames. We believe the switch to the global use of the PSINet tradename will enhance both our global brand imaging and customer recognition efforts.

The write-off and accelerated depreciation of equipment relates to certain telecommunications equipment that will be removed from service as a result of closure of certain POPs and disposal of other network equipment.

The write-off of certain software assets resulted from the decision to no longer utilize certain business software solutions.

STOCK SPLIT

On February 11, 2000, we effected a two-for-one split of our common stock by means of a stock dividend to holders of record as of the close of business on January 28, 2000. The financial statements and all references to common stock contained in this Form 10-Q give retroactive effect to the stock split.

PLANNED DISTRIBUTION AND SALE OF CONSUMER BUSINESS

In the first quarter of 2000, we incurred $1.1 million of direct incremental costs related to our planned distribution and sale of our consumer business. As a result of acquisitions in 1998 and 1999, we have amassed a significant number of consumer customers throughout our operating regions. Our primary strategic focus is providing services to business and wholesale customers. Accordingly, in February and March 2000, we announced that worldwide retail consumer operations will be consolidated into a new retail business unit, known as Inter.net Ltd. Inter.net Ltd. is expected to initially serve an estimated 550,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. We are currently assessing our options regarding Inter.net Ltd., including a possible initial public offering or spin-off of the business, to best maximize PSINet shareholder value.

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

Results of Operations

(all charts below are in millions of U.S. dollars)

Revenue.

We generate revenue from providing Internet connectivity, Web hosting, eCommerce services and related services to business, consumer and other ISP customers. Revenue from business customers primarily arises from monthly charges for Internet connectivity, eCommerce and web hosting services. Revenues from ISP customers relate to services provided under wholesale arrangements which pay us a monthly charge for each customer served regardless of what each customer pays their carrier for Internet access services. Consumer revenue is derived directly from our consumer accounts.

Revenue by Geographic Segment

                                                    US/       LATIN                ASIA/    INDIA/MIDDLE
                                                  CANADA     AMERICA    EUROPE    PACIFIC   EAST/AFRICA   TOTAL
                                                  ------     -------    ------    -------   -----------   -----
Three Months Ended March 31, 2000                 $136.4     $14.1      $33.4     $38.7     $0.3          $222.9
Three Months Ended December 31, 1999               105.0      11.5       31.7      37.2      *             185.4
Three Months Ended March 31, 1999                   59.1       *         15.9      29.9      *             104.9

Increase from December 31, 1999                     31.4     $ 2.6      $ 1.7     $ 1.5     $0.3          $ 37.5
Percentage Increase from December 31, 1999            30%       23%         5%        4%     *                20%

Increase from March 31, 1999                      $ 77.3     $14.1      $17.5     $ 8.8     $0.3          $118.0
Percentage Increase from March 31, 1999              131%      *          110%       29%     *               113%


*  Latin America and IMEA were new segments in 1999.

Revenue by Business Unit

                                                ACCESS       HOSTING     ECOMMERCE      CARRIER &
                                               SERVICES     SERVICES     SERVICES       ISP SERVICES     TOTAL
                                               --------     --------     --------       ------------     -----
Three Months Ended March 31, 2000              $108.3        $19.7        $44.8          $50.1           $222.9
Three Months Ended December 31, 1999            106.6         14.5         20.5           43.8            185.4
Three Months Ended March 31, 1999                74.3          7.9          **            22.7            104.9

Increase from December 31, 1999                $  1.7        $ 5.2        $24.3          $ 6.3           $ 37.5


1999 Percentage Increase                            2%         36%         119%             14%             20%

Increase from March 31, 1999                   $ 34.0       $11.8        $44.8          $ 27.4          $118.0
Percentage Increase from March 31, 1999            46%        149%         **              121%            113%



** eCommerce and Hosting Services were new business units during 1999.

Revenue growth from the three months ended December 31, 1999 to the three months ended March 31, 2000 of 20% consisted of 19% internally generated (know as organic) growth (i.e., from businesses that were owned at the beginning of the year) and 1% from acquisitions (i.e., from businesses acquired during 2000). Revenue growth from the three months ended March 31, 1999 to the three months ended March 31, 2000 of 113% consisted of 81% organic growth and 32% growth from acquisitions. Our organic revenue growth is attributable to a number of factors, including the timing of acquisitions in prior periods, an increase in the number of business customer and ISP accounts, and an increase in the average annual revenue realized per new business customer account. While most revenue is recurring in nature, from time to time we generate non-recurring revenue from consulting and other arrangements that may or may not continue in the future. To date, such amounts have not been material to total revenue.

We provided service to over 98,900 corporate accounts at March 31, 2000, an increase of 9% from the 91,000 corporate accounts served at December 31, 1999 and an increase of 66% from the 59,700 corporate accounts served at March 31, 1999. Of the total corporate account growth in the first quarter, 38% was attributable to the existing customer base of the companies we acquired, compared to 25% in the fourth quarter of 1999. Our accounts outside the U.S. at March 31, 2000 represented 67% of our customer account base compared with 64% at December 31, 1999 and 60% at March 31, 1999. At March 31, 2000, our Carrier and ISP provided service to 1.3 million end users. This compares with 0.8 million and 0.6 million Carrier and ISP customers at December 31, 1999 and March 31, 1999, respectively. Average annual new contract value for business accounts increased from $6,200 at March 31, 1999 to $7,100 at December 31, 1999 to $7,300 at March 31, 2000, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. Our business account retention rate for the three months ended March 31, 2000 was 75% compared to 79% and 81% for the three months ended December 31, 1999 and March 31, 1999, respectively.

The reasons for the growth in access services between the quarters are consistent with our overall organic and acquisition-related revenue growth as a whole.

Hosting service revenue growth for the three months ended March 31, 2000 is primarily organic and related to the increased investments made in the infrastructure behind this business unit and increases in the number of, and training of, the sales force during the first quarter of 2000. We expect hosting service revenue to continue to experience growth in future periods.

eCommerce service revenue growth for the three months ended March 31, 2000 reflects revenue attributable to TNI, which was acquired in November 1999.

Carrier and ISP Services revenue growth among quarters is almost entirely organic and relates to increases in the number of customers.

Data Communications and Operations.

                                                                     PERCENTAGE OF
THREE MONTHS ENDED                                AMOUNT                REVENUE
------------------                                ------                -------
March 31, 2000                                    $163.6                  73.4%
December 31, 1999                                 $135.1                  72.9%



March 31, 1999                                    $ 76.0                  72.5%


                                                  AMOUNT               PERCENTAGE
                                                  ------               ----------
Increase from December 31, 1999                   $28.5                     21%
Increase from March 31, 1999                      $87.6                    115%



Data communications and operations expenses consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. The increases in expenses over the periods presented related principally to increases in:

- our dedicated access customer account base grew to 24,500 at March 31, 2000 from 23,400 at December 31, 1999 and 16,000 at March 31, 1999;
- dedicated customer circuit costs increased $6.2 million, or 30% from the three months ended December 31, 1999 to the three months ended March 31, 2000, and $13.0 million, or 93%, from the three months ended March 31, 1999 to the three months ended March 31, 2000;
- backbone circuit costs increased $16.1 million, or 45% from the three months ended December 31, 1999 to the three months ended March 31, 2000 and $31.3 million, or 150%, from the three months ended March 31, 1999 to the three months ended March 31, 2000;
- PRI expenses increased $1.4 million, or 6% from the three months ended December 31, 1999 to the three months ended March 31, 2000 and $12.9 million, or 116%, from the three months ended March 31, 1999 to the three months ended March 31, 2000;
- personnel and related operating expenses associated with network operations, customer support and field service increased $4.0 million, or 12% from the three months ended December 31, 1999 to the three months ended March 31, 2000 and $21.5 million, or 127%, from the three months ended March 31, 1999 to the three months ended March 31, 2000; and
- operations and maintenance charges on our bandwidth were consistent for the three months ended December 31, 1999 and March 31, 2000 but increased $1.2 million, or 63%, from the three months ended March 31, 1999 to the three months ended March 31, 2000.

A significant portion of the increase in data communications and operations expenses relates to a full quarter of TNI activity, which was acquired in November 1999. Although we expect that data communications and operations expenses will continue to increase as our customer base grows, we anticipate that such expenses will decrease over time as a percentage of revenue as we acquire network bandwidth under IRU or capital lease agreements due to decreases in unit costs as a result of continued increases in network utilization. Network bandwidth acquired under IRU or capital lease agreements is recorded as an asset and amortized over its useful life as a component of depreciation and amortization. This will, in turn, result in an increase in the operations and maintenance expense component of data communications costs, increases in costs for other leased circuits connected to the bandwidth, as well as increases in depreciation and amortization expense over the useful life of the bandwidth, typically 10 to 20 years. In addition, we expect to more efficiently utilize our existing network bandwidth acquired under agreements not considered IRUs or capital leases. As part of our restructuring, we plan to terminate selected PRI connections in areas where robust dial-up Internet access growth is not expected and to terminate IRU agreements on routes, such as selected trans-pacific sections, where bandwidth is redundant or underutilized.

Sales and Marketing.

                                                                     PERCENTAGE OF
THREE MONTHS ENDED                                AMOUNT                 REVENUE
------------------                                ------             -------------

March 31, 2000                                    $38.5                   17.3%



December 31, 1999                                 $35.8                   19.3%
March 31, 1999                                    $18.6                   17.7%



                                                  AMOUNT               PERCENTAGE
                                                  ------               ----------
Increase from December 31, 1999                   $ 2.7                      8%
Increase from March 31, 1999                      $19.9                    107%



Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. The amount increased between the three months ended March 31, 1999, December 31, 1999 and March 31, 2000 due to costs associated with the expansion of our domestic sales force to respond to opportunities in the web hosting business, growth of our sales force internationally in conjunction with our growth and acquisitions and continued increases in advertising costs designed to increase awareness of the PSINet brand, including the launch of a branding campaign during 2000 designed to leverage the PSINet brand worldwide. However, as a percentage of revenue, sales and marketing expense should decrease over time.

General and Administrative.

                                                                      PERCENTAGE OF
THREE MONTHS ENDED                                AMOUNT                 REVENUE
------------------                                ------              -------------

March 31, 2000                                    $36.3                   16.3%
December 31, 1999                                 $31.4                   16.9%
March 31, 1999                                    $17.1                   16.3%



                                                  AMOUNT               PERCENTAGE
                                                  ------               ----------
Increase from December 31, 1999                   $ 4.9                     16%
Increase from March 31, 1999                      $19.2                    112%



General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. The increase each quarter has resulted from general and administrative expenses of companies acquired and from the growth of our business, in particular, our organic growth and the addition of management staff and other related operating expenses across our organization. While general and administrative expenses should continue to increase in amount as we continue to develop our infrastructure and our organizations to manage a global business, such costs should decrease as a percentage of revenue due to achieving greater economies of scale.

Depreciation and Amortization.

                                                                       PERCENTAGE OF
THREE MONTHS ENDED                                AMOUNT                  REVENUE
------------------                                ------               -------------
March 31, 2000                                    $134.5                  60.3%
December 31, 1999                                 $ 63.7                  34.4%
March 31, 1999                                    $ 26.8                  25.6%



                                                  AMOUNT               PERCENTAGE
                                                  ------               ----------
Increase from December 31, 1999                   $ 70.8                   111%
Increase from March 31, 1999                      $107.7                   402%



Depreciation and amortization costs have increased both in amount and as a percentage of revenue as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, and depreciation and amortization of tangible and intangible assets related to business acquisitions. In addition, an asset impairment charge and accelerated depreciation aggregating $59.0 million arising from our restructuring plan has been included in the three months ended March 31, 2000.

For the three months ended March 31, 2000, $54.4 million of our depreciation and amortization expenses related to depreciation of fixed assets, and approximately $80.1 million related to amortization of intangibles. These amounts include $8.1 million and $50.9 million, respectively relating to the write-off and accelerated amortization of certain tangible and intangible assets as part of our restructuring plan. For the three months ended December 31, 1999, $40.1 million of our depreciation and amortization expenses related to depreciation of fixed assets and approximately $23.6 million related to amortization of intangibles. For the three months ended March 31, 1999, $19.4 million related to depreciation of fixed assets and approximately $7.4 million related to amortization of intangibles.

Our depreciation and amortization expenses will increase as a result of our acquisition of network bandwidth under IRU or capital lease agreements and from tangible and intangible assets related to business combinations and expansion of our operations offset by a reduction of ongoing quarterly amortization of approximately $2.2 million relating to assets written off as a result of our restructuring plan.

Acquired In-Process Research and Development.

                                                    PERCENTAGE OF
THREE MONTHS ENDED               AMOUNT                REVENUE
------------------               ------                ------
March 31, 2000                   $ --                   -- %
December 31, 1999                $88.7                 47.8%
March 31, 1999                   $ --                   -- %



A portion of the value of various acquisitions in the three months ended December 31, 1999 was attributed to in-process research and development, which must be expensed immediately. The charge was quantified by means of independent valuations and reflects technologies acquired prior to technological feasibility and for which there was no alternative future use. We are in the process of finalizing valuations for our acquisitions in the year 2000 and the allocation of the purchase price for such acquisitions is preliminary. We expect that final allocations for material acquisitions will be completed before the end of 2000, and we do not expect the charge for in-process research and development, if any, to be material.

Interest Expense.

                                                                     PERCENTAGE OF
THREE MONTHS ENDED                                AMOUNT                 REVENUE
------------------                                ------             -------------
March 31, 2000                                    $79.0                   35.4%
December 31, 1999                                 $72.2                   38.9%
March 31, 1999                                    $29.6                   28.2%



                                                  AMOUNT               PERCENTAGE
                                                  ------               ----------
Increase from December 31, 1999                   $ 6.8                      9%
Increase from March 31, 1999                      $49.4                    167%



Interest expense has increased due to the issuance of our 11% senior notes in July 1999 and our 10 1/2% senior notes in December 1999, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements. Interest expense is directly related to our borrowings. Interest expense will increase in absolute dollar terms in 2000 based on a full year of interest expense on our 1999 borrowings. Future increases in interest expense will depend on our capital needs and financing decisions.

Interest Income.

                                                                      PERCENTAGE OF
THREE MONTHS ENDED                                AMOUNT                 REVENUE
------------------                                ------              -------------
March 31, 2000                                    $24.8                    11.1%
December 31, 1999                                 $21.9                    11.8%
March 31, 1999                                    $ 4.7                     4.5%



                                                  AMOUNT               PERCENTAGE
                                                  ------               ----------
Increase from December 31, 1999                   $ 2.9                     13%
Increase from March 31, 1999                      $20.1                    428%



Interest income has increased due to interest received on the net proceeds of our various financing activities during 1999 and 2000, which we invest in short-term investment grade and government securities until such time as we use them for other purposes.

Net Loss Available to Common Shareholders and Loss per Share.

                                                 PERCENTAGE OF           LOSS PER
THREE MONTHS ENDED             AMOUNT               REVENUE               SHARE
------------------             ------               -------               -----
March 31, 2000                 $204.2                 91.6%               $1.35
December 31, 1999              $223.5                120.6%               $1.63
March 31, 1999                 $ 59.3                 56.5%               $0.56



The primary reasons for the change in net loss available to common shareholders were:

-    an increase of return to preferred shareholders;
-    operating results of acquired companies;
- the increase in data communications costs, including expenditures for dial-up circuits (e.g., PRIs);
- acquisitions of fiber-based and satellite telecommunications bandwidth, leading to an increase in depreciation, personnel and other operating costs to manage the bandwidth;
- a non-recurring restructuring charge of $16.9 million and $59.0 million of write-offs and accelerated depreciation and amortization of certain tangible and intangible assets for the three months ended March 31, 2000;
-    an increase in depreciation and amortization related to acquisitions;
- charges for acquired in-process research and development during the three months ended December 31, 1999;
- an increase in net interest expense due to the issuance of our senior notes; and
-    gain on sale of investments during the three months ended March 31, 2000.

The return to preferred shareholders is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same in each period presented.

SEGMENT INFORMATION

We offer a broad range of Internet access services and related products to businesses in the U.S. and throughout the world. As of March 31, 2000, we served primary markets in 28 countries, with operations organized into five geographic operating segments - U.S./Canada, Latin America, Europe,

Asia/Pacific and India/Middle East/Africa. In measuring performance and allocating assets, the chief operating decision maker reviews each geographic operating segment as a whole and not by types of services provided.

We evaluate the performance of our operating segments and allocate resources to them based on revenue and EBITDA, which we define as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, charge for acquired in-process research and development, restructuring charge, and costs related to the planned distribution and sale of the consumer business.

Operations of the U.S./Canada segment include shared network costs and corporate functions that we do not allocate to our other geographic segments for management reporting purposes.

Revenue by operating segment is provided on the basis of where services are provided. We had no single customer representing greater than 10% of our revenues.

Key changes in the metrics we report in our segment footnote are as follows:

                                                                                                 INDIA/
                                                 U.S./      LATIN                    ASIA/       MIDDLE
                                                CANADA     AMERICA       EUROPE      PACIFIC   EAST/AFRICA    TOTAL
                                               -------    ---------     --------    --------  -------------  -------
Revenue growth - Q499 to Q100                    29.9%         22.7%         5.5%        3.9%         *         20.2%
Revenue growth - Q199 to Q100                   131.0%        *            110.3%       29.4%         *        112.6%

EBITDA growth - Q499 to Q100                     37.3%    (3,769.4)%   (9,433.1)%       19.2%         *          8.2%
EBITDA growth - Q199 to Q100                   (47.3)%        *          (147.6)%      (25.2)%        *        (128.7)%
EBITDA as a % of Revenue - Q100                 (8.6)%        (9.5)%      (14.1)%        6.0%        3.2%        (6.9)%
EBITDA as a % of Revenue - Q499                (17.9)%        (0.3)%       (0.2)%        5.3%         *          (9.1)%
EBITDA as a % of Revenue - Q199                (13.5)%        *           (12.0)%       10.4%         *          (6.5)%



*  Latin America and India/Middle East/Africa were new segments in 1999.

All of our operating segments have experienced changes in revenue and EBITDA during the quarters due to our organic growth and to increases in the number of our acquisitions as described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our loss from operations differs from EBITDA only by depreciation and amortization, other non-operating income and expense, charge for acquired in-process research and development, restructuring charge, and costs relating to the planned distribution and sale of consumer business; therefore, loss from operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

We historically have had losses from operations, which have been funded primarily through borrowings and capital lease financings from vendors, financial institutions and other third parties, and through the issuances of debt and equity securities. In the three months ended March 31, 2000, we received net proceeds of approximately $740.2 million from equity financing. At March 31, 2000, we had $2.0 billion of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Cash flows used in operating activities were $63.2 million and $77.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both periods our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets. Operating cash flows in the three months ended March 31, 1999 also include the payment of a $48.0 million arbitration award.

Cash flows used in investing activities were $68.0 million and $36.9 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Investments in certain businesses resulted in the use of $69.6 million of cash for the three months ended March 31, 2000, net of cash acquired. Investments in our network and facilities during the three months ended March 31, 2000 resulted in total additions to fixed assets of $423.6 million. Of this amount, $13.3 million was financed under vendor or other financing arrangements, $48.3 million of non-cash additions related to the OC-48 bandwidth acquired from IXC Internet Services, Inc. (IXC), and $362.0 million was expended in cash, including payment of $1.8 million for other network facilities that remained in accounts payable at December 31, 1999. For the three months ended March 31, 1999, total additions were $127.6 million, of which $60.0 million was financed under equipment financing agreements, $11.9 million of non-cash additions related to the OC-48 bandwidth acquired from IXC, and $55.7 million was expended in cash. Purchases of short-term investments during the three months ended March 31, 2000 were an aggregate of $278.5 billion, offset by proceeds from the sale and maturity of short-term investments of $647.6 million. Purchases of short-term investments during the three months ended March 31, 1999 were an aggregate of $129.3 million offset by the sale and maturity of short-term investments of $153.9 million. Investing cash flows for the three months ended March 31, 2000 and March 31, 1999 were increased by $4.7 million and decreased by $29.6 million, respectively, from changes in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $721.1 million and $91.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. In the first three months of 2000, we received $740.2 million of net proceeds from the issuance of Series D Preferred Stock. In the first three months of 1999, we received $101.3 million from debt issuances. We made debt repayments aggregating $35.6 million and $15.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively. During the three months ended March 31, 2000 and March 31, 1999, respectively, we received proceeds from the exercise of stock options of $16.8 million and $6.3 million, respectively.

CAPITAL STRUCTURE

Our capital structure at March 31, 2000 consisted of senior notes, capital lease obligations, convertible preferred stock and common stock.

Total borrowings at March 31, 2000 were $3.3 billion, which included $119.9 million in current obligations and $3.2 billion in long-term debt.

As of March 31, 2000, $418.7 million was available for purchases of equipment and other fixed assets under various lease financing arrangements, after designating $30.8 million of payables for various equipment purchases that we intend to finance under these agreements.

At March 31, 2000, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005, $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008, $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009, and $600 million aggregate principal amount and Euro 150 million aggregate principal amount of 10 1/2% senior notes due 2006. At March 31, 2000 we had on deposit in an escrow account restricted cash and short-term investments of $38.2 million to fund, when due, the next semi-annual interest payment on the 10% senior notes.

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

- a limitation on our and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to 6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding certain permitted incurrences of debt;

- a limitation on our and our subsidiaries' incurrence of liens, unless the senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding certain permitted liens;

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

-    a limitation on certain transactions with our affiliates;

- a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the senior notes on the same terms as the guarantee of such indebtedness;

- a limitation on certain sale and leaseback transactions by us or our subsidiaries;

- a limitation on certain issuances and sales of capital stock of our subsidiaries; and

- a limitation on our ability to engage in any business not substantially related to a telecommunications business.

At March 31, 2000, we were in compliance with all such covenants.

In February and March 2000, we exchanged 8,155,192 newly issued shares of our common stock for an aggregate of 4,629,335 shares of our Series C preferred stock through individually negotiated transactions with a limited number of holders of the Series C preferred stock. The implied premium of approximately $1.7 million incurred in connection with the exchanges, net of cash to be received from the deposit account relating to the exchanged shares, was recognized as a return to preferred shareholders in the first quarter of 2000. Subsequent to the exchange, we converted the exchanged Series C preferred stock into 7,422,675 shares of our common stock, which we hold as treasury shares.

In February 2000, we completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock ("Series D preferred stock") for aggregate net proceeds of approximately $740.2 million after expenses (excluding amounts paid by the purchasers of the Series D preferred stock into the deposit account described below). The Series D preferred stock has a liquidation preference of $50 per share.

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

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

In order to maintain our competitive position, enhance our capabilities as an Internet Super Carrier and continue to meet the increasing demands for service quality, availability and competitive pricing, we expect to make significant capital expenditures including for developing hosting centers. At March 31, 2000 we were obligated to make future cash payments that total $379.9 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. We currently believe that our capital expenditures in 2000 will be greater than those in 1999. For the year ending December 31, 2000, we expect our capital expenditures will be approximately $1.2 billion, which we expect to come from a combination of cash on hand and through vendor and other lease financing.

In February 2000, we announced the launch of PSINet Ventures, a corporate venture program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures will partner with innovative Internet entrepreneurs through direct minority equity investments, typically during early-and mid-stage financing. Our investments are typically in businesses that are accounted for as cost investments. We will focus globally on application service providers (ASPs), content service providers (CSPs), eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that enhance PSINet's financial and competitive technology and service positions. We expect to structure certain of these arrangements with new start-up companies to allow them to purchase PSINet services, including managed web hosting and Virtual Internet Service Provider
(VISP) services, in exchange for equity rather than cash. This program will be funded with approximately $1.0 billion, which includes the value of current investments and the value of Internet services for future investments as well as $100.0 million in cash. At March 31, 2000, we had invested $43.2 million, committed to provide services of $40.0 million and committed additional investments of $2.7 million under this program.

As of March 31, 2000, we had commitments to certain telecommunications vendors under operating lease agreements totaling $173.6 million payable in various years through 2011. Additionally, we have various agreements to lease office space, facilities and equipment and, as of March 31, 2000, we were obligated to make future minimum lease payments of $81.5 million under those non-cancelable operating leases expiring in various years through 2023.

For certain acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $79.0 million at March 31, 2000, the majority of which is reported in other liabilities.

In connection with our previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 18 years totaling approximately $79.1 million.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international data communications network and eCommerce hosting centers, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other working capital, from capital lease financings, from the proceeds of our recent debt and equity offerings and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. We cannot assure you, however, that we will have access to sufficient additional capital or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements. We regularly review our capital commitments and needs and the availability of financing through institutional sources and the capital markets. We expect to pursue opportunities to raise additional capital from time to time as we determine to be advisable based upon our capital needs, financing capabilities and market conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2000, we had other financial instruments consisting of cash, fixed and variable rate debt and short-term investments, which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. However, we have issued fixed rate Euro 150.0 million aggregate principal amount of 11% senior notes and Euro 150.0 million aggregate principal amount of 10 1/2% senior notes, which are subject to foreign currency exchange risk. The proceeds from the Euro senior notes are currently invested in Euro denominated cash and cash equivalents. A 10% change in the exchange rate for the Euro would impact quarterly interest expense by approximately $0.8 million and the carrying value of the Euro denominated notes would change by approximately $28.7 million. Annual maturities of our debt obligations at March 31, 2000, excluding capital lease obligations, were as follows: $6.7 million in 2000, $8.8 million in 2001, $8.2 million in 2002, $8.1 million in 2003, $1.0 million in 2004 and $2,892.4 million thereafter. At March 31, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $2,925.2 million and the fair value was $2,804.9 million. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at March 31, 2000 was 10.7%. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At March 31, 2000, all of our investments in debt securities are due to mature within twelve months and the carrying value of all of our investments approximates fair value. At March 31, 2000, $158.7 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2000, we issued 16,500,000 shares of our 7% Series D cumulative convertible preferred stock in a placement for net proceeds of $740.2 million after discounts, commissions and offering expenses and excluding amounts paid by the purchasers of the Series D preferred stock into a deposit account. The initial purchasers were Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., Chase Securities Inc. and BancBoston Robertson Stephens Inc. For a description of the conversion terms of the Series D Preferred Stock, please refer to Note 9 to our Notes to Condensed Consolidated Financial Statements included herein. The stock issued in this transaction is subject to transfer restrictions which were noted on the stock certificates. The stock was offered only to qualified institutional buyers, or QIBs, and the transaction was exempt from registration pursuant to Section 4(2) of and Rule 144A under the Securities Act of 1933.

In February and March 2000, we exchanged 8,155,192 shares of our common stock for an aggregate of 4,629,335 shares of the then outstanding Series C preferred stock through individually negotiated transactions with a limited number of holders of Series C preferred stock. After the exchange, we converted the exchanged Series C preferred stock into 7,422,675 shares of our common stock, which are being held as treasury shares. Upon the conversion, the formerly outstanding shares of Series C preferred stock resumed the status of authorized and unissued shares of our preferred stock, undesignated as to series, that are available for future issuance as described above. Approximately $32.4 million will be released to us from the deposit account because of the conversion. As a result of these transactions, there are only 4,570,665 shares of Series C preferred stock outstanding as of the date of this document. The transaction was exempt from registration pursuant to
Section 3(a)(9) of the Securities Act. No commission or other renumeration was paid to any person or entity for soliciting the exchange.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith:


       Exhibit 10.1 Employment Agreement dated as of March 3, 2000 between PSINet and Robert L. Kamba

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

(b)      Reports on Form 8-K

         On January 10, 2000, we filed a Current Report on Form 8-K containing our financial statements for the second and third quarters of 1999.

         On January 18, 2000, we filed a Current Report on Form 8-K dated January 16, 2000 which included as an exhibit a press release issued by us announcing our two-for-one stock split of our common stock which was effected in the form of a stock dividend.

         On January 26, 2000, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing our intent to conduct a placement of securities in accordance with Securities and Exchange Commission Rule 144A.

         On January 28, 2000, we filed a Current Report on Form 8-K which included as exhibits two press releases issued by us on January 27, 2000, the first announcing that we had sold 14 million shares of our 7% Series D cumulative convertible preferred stock in accordance with Securities and Exchange Commission Rule 144A and the second announcing that an additional 2.1 million shares were available to be sold pursuant to an over-allotment option.

         On February 9, 2000, we filed a Current Report on Form 8-K dated January 26, 2000 which included as exhibits the following: our unaudited pro forma consolidated financial information, our Management's Discussion and Analysis of Financial Condition and Results of Operation, our Business section and a Glossary.

         On February 11, 2000, we filed a Current Report on Form 8-K dated February 1, 2000 announcing the completion of our previously announced offering of $700 million aggregate principal amount of our 7% Series D cumulative convertible preferred stock in accordance with Securities and Exchange Commission Rule 144A.

         On March 22, 2000, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing that we had entered into a definitive agreement to acquire Metamor Worldwide, Inc.

                                 MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PSINET INC.

MAY 15, 2000                             By: /s/ WILLIAM L. SCHRADER
------------                                 ---------------------------------
   Date                                      William L. Schrader
                                             Chairman, Chief Executive Officer
                                             and Director

MAY 15, 2000                             By: /s/ JORGE R. FORGUES
------------                                 ---------------------------------
   Date                                      Jorge R. Forgues
                                             Vice President and Acting Chief
                                             Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:


   EXHIBIT
   NUMBER         DESCRIPTION OF EXHIBIT                                LOCATION
   -------        ----------------------                                --------


   10.1           Employment  Agreement  dated as of  March  3,         Filed herewith
                  2000 between PSINet and Robert L. Kamba

   27             Financial Data Schedule                               Filed herewith

   99.1           Risk Factors                                          Incorporated by reference to the section
                                                                        entitled "Risk Factors" contained in Amendment
                                                                        No. 1 to our Registration Statement on Form S-4
                                                                        filed with the Securities and Exchange
                                                                        Commission on May 12, 2000,
                                                                        (Registration No. 333-34802)