Form 10-Q
period 2000-06-30
PSINET INC
filed 2000-08-14
CIK 940716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

                              --------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          COMMON STOCK, $.01 PAR VALUE - 190,069,511 SHARES AS OF AUGUST 1, 2000 (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
   OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                     The Exhibit Index appears on page 32

================================================================================

                                   PSINET INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                                                             PAGE

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999 ......................................................1

              Condensed Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 2000 and 1999 ......................................................2

              Condensed Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2000 and 1999............................................................3

              Notes to Condensed Consolidated Financial Statements.........................................4

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................13

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................27

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders............................................28

    Item 6.  Exhibits and Reports on Form 8-K...............................................................30

Signatures    ..............................................................................................31

Exhibit Index    ...........................................................................................32

                   PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   PSINET INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30, 2000                DECEMBER 31, 1999
                                                                           -------------                -----------------
                                                                                    (IN MILLIONS OF U.S. DOLLARS)
                               ASSETS                                       (UNAUDITED)                     (AUDITED)

Current assets:
     Cash and cash equivalents                                                       $ 1,015.9                        $ 853.6
     Restricted cash and short-term investments                                          171.6                          154.1
     Short-term investments and marketable securities                                    352.2                          747.6
     Accounts receivable, net                                                            311.1                          103.6
     Prepaid expenses                                                                     37.1                           20.6
     Other current assets                                                                 94.8                           62.9
                                                                               ----------------                 --------------
          Total current assets                                                         1,982.7                        1,942.4

Property, plant and equipment, net                                                     2,002.4                        1,162.6
Goodwill and other intangibles, net                                                    2,809.6                        1,212.0
Other assets and deferred charges                                                        264.2                          175.3
                                                                               ----------------                 --------------
          Total assets                                                               $ 7,058.9                      $ 4,492.3
                                                                               ================                 ==============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current portion of debt                                                           $ 195.6                        $ 115.0
     Trade accounts payable                                                              254.7                          141.5
     Accrued payroll and related expenses                                                 67.3                           16.1
     Other accounts payable and accrued liabilities                                      149.0                           85.3
     Accrued interest payable                                                             92.5                           94.7
     Deferred revenue                                                                     39.8                           29.5
                                                                               ----------------                 --------------
         Total current liabilities                                                       798.9                          482.1

Long-term debt                                                                         3,418.1                        3,185.2
Other liabilities                                                                        165.7                          102.0
                                                                               ----------------                 --------------
         Total liabilities                                                             4,382.7                        3,769.3
                                                                               ----------------                 --------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                                                     955.3                          375.2
     Common stock                                                                          2.0                            1.5
     Capital in excess of par value                                                    2,951.3                        1,194.8
     Accumulated deficit                                                              (1,281.3)                        (861.5)
     Treasury stock                                                                          -                           (2.0)
     Accumulated other comprehensive income                                              103.8                          125.4
     Bandwidth asset to be delivered under IXC agreement                                 (54.9)                        (110.4)
                                                                               ----------------                 --------------
          Total shareholders' equity                                                   2,676.2                          723.0
                                                                               ----------------                 --------------
          Total liabilities and shareholders' equity                                 $ 7,058.9                      $ 4,492.3
                                                                               ================                 ==============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PSINET INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------     ----------------------------------
                                                     2000                1999                2000               1999
                                                ---------------     ---------------     ---------------    ---------------
                                                            (IN MILLIONS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                                (UNAUDITED)

Revenue:
    Internet services                                  $ 248.0             $ 123.8             $ 471.0            $ 228.7
    Consulting services                                   30.3                   -                30.3                  -
                                                    ---------------     ---------------     ---------------    ---------------
         Total revenue                                   278.3               123.8               501.3              228.7
                                                    ---------------     ---------------     ---------------    ---------------

Operating costs and expenses:

    Cost of internet services                            167.3                86.7               331.0              162.8
    Cost of consulting services                           19.2                   -                19.2                  -
    Sales and marketing                                   55.6                21.9                94.1               40.5
    General and administrative                            47.9                15.4                84.2               32.5
    Depreciation and amortization                        130.2                34.4               264.7               61.2
    Restructuring charge                                     -                   -                16.9                  -
    Costs related to planned distribution
      or sale of consumer business                         1.0                   -                 2.1                  -
                                                ---------------     ---------------     ---------------    ---------------

         Total operating costs and expenses              421.2               158.4               812.2              297.0
                                                ---------------     ---------------     ---------------    ---------------

Loss from operations                                    (142.9)              (34.6)             (310.9)             (68.3)

Interest expense                                         (77.8)              (31.9)             (156.8)             (61.5)
Interest income                                           22.0                 8.1                46.8               12.8
Other income (expense), net                               (0.7)               (0.2)               32.9               (0.3)
                                                ---------------     ---------------     ---------------    ---------------

Loss before income taxes and
     minority interest                                  (199.4)              (58.6)             (388.0)            (117.3)

Income tax benefit                                           -                 0.4                   -                0.4

Minority interest                                          0.2                   -                 0.2                  -
                                                ---------------     ---------------     ---------------    ---------------

Net loss                                                (199.2)              (58.2)             (387.8)            (116.9)

Return to preferred shareholders                         (16.4)               (4.2)              (32.0)              (4.8)
                                                ---------------     ---------------     ---------------    ---------------

Net loss available to common shareholders             $ (215.6)            $ (62.4)           $ (419.8)          $ (121.7)
                                                ===============     ===============     ===============    ===============

Basic and diluted loss per share                       $ (1.32)            $ (0.51)            $ (2.67)           $ (1.06)
                                                ===============     ===============     ===============    ===============

Shares used in computing basic and
     diluted loss per share (in thousands)             163,871             123,912             157,080            115,314
                                                ===============     ===============     ===============    ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PSINET INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------------------
                                                                            2000                       1999
                                                                      ------------------          ----------------
                                                                              (IN MILLIONS OF U.S. DOLLARS)
                                                                                       (UNAUDITED)
Net cash used in operating activities                                           $(144.0)                 $ (139.3)
                                                                      ------------------          ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                         (685.4)                   (101.9)
     Purchases of short-term investments                                         (368.3)                   (103.2)
     Proceeds from maturity or sale of short-term investments                     785.5                     262.5
     Investments in certain businesses, net of cash acquired                     (144.5)                   (103.2)
     Restricted cash and short-term investments                                   (17.4)                     18.0
     Other, net                                                                    (0.4)                        -
                                                                      ------------------          ----------------
             Net cash used in investing activities                               (430.5)                    (27.8)
                                                                      ------------------          ----------------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                 8.9                     102.7
     Repayments of debt                                                            (2.8)                   (104.9)
     Principal payments under capital lease obligations                           (49.0)                    (26.8)
     Proceeds from equity offerings, net                                          772.7                     742.0
     Proceeds from exercise of common stock options                                24.5                       9.1
     Payments of dividends on preferred stock                                         -                      (0.4)
     Other, net                                                                    (0.2)                        -
                                                                      ------------------          ----------------
             Net cash provided by financing activities                            754.1                     721.7
                                                                      ------------------          ----------------

Effect of exchange rate changes on cash                                           (17.3)                     (1.4)
                                                                      ------------------          ----------------

Net increase in cash and cash equivalents                                         162.3                     553.2
Cash and cash equivalents, beginning of period                                    853.6                      56.8
                                                                      ------------------          ----------------

Cash and cash equivalents, end of period                                       $1,015.9                   $ 610.0
                                                                      ==================          ================

Supplemental disclosures of cash flow information
     Noncash investing and financing activities:
             Capital lease obligations incurred                                  $135.9                   $  78.6
             Acceptance of IXC bandwidth                                           55.5                      34.9
             Common stock issued for acquisitions                               1,510.0                         -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PSINET INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These condensed consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 2000, its results of operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 - ACCOUNTING POLICIES

FOREIGN CURRENCY - Gains and losses on translation of the accounts of the Company's non-U.S. operations, including intercompany balances invested for the foreseeable future, are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity. At June 30, 2000 and December 31, 1999, the cumulative foreign currency translation adjustment was $18.8 million and $47.6 million, respectively. Transaction gains and losses on the Company's non-functional currency denominated assets and liabilities are recorded in the condensed consolidated statements of operations.

REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable. Revenue and related direct costs from customer contracts for Internet services are recognized ratably over the terms of the contracts, which are generally one to two years. Cash received in advance of revenue earned is recorded as deferred revenue.

As a result of the Company's acquisition of Metamor Worldwide, Inc., the Company generates revenue from information technology ("IT") and eBusiness consulting services. Revenue from consulting services is recognized at the time the services are performed, except for fixed price contracts which are accounted for using the percentage of completion method. Estimated losses on fixed price contracts are recorded in the period the losses are determinable.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and SAB 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. The Company believes its existing revenue recognition policies and procedures surrounding internet services revenue are in compliance with SAB 101 and, therefore, SAB 101's adoption will have no material impact on the Company's consolidated financial position, results of operations or cash flows. Based on its recent acquisition of Metamor, the Company is currently evaluating the effect of SAB 101 on its revenue recognition policies surrounding its consulting services revenue.

SEGMENT REPORTING - Due to recent acquisition and reorganization activities, the Company is re-evaluating the organization of the financial reporting of its operating segments. Currently, the Company organizes its operations into four geographic operating segments but expects this presentation to change in the quarter ending September 30, 2000.

NOTE 3 - ACQUISITIONS OF CERTAIN BUSINESSES

On June 15, 2000, the Company completed its acquisition of Metamor Worldwide, Inc., ("Metamor") a leading provider of information technology consulting, and changed its name to PSINet Consulting Solutions, Inc. The Company paid Metamor stockholders approximately 31.7 million shares of the Company's common stock, which was based on an aggregate of 35.2 million shares of common stock of Metamor outstanding as of the effective time of the acquisition at a conversion ratio of 0.9 shares of the Company's common stock for each share of Metamor's common stock outstanding. The Company also assumed options to acquire approximately 4.3 million shares of Metamor common stock which are exercisable into approximately 3.9 million shares of the Company's common stock. Simultaneously with the acquisition, the Company invested $50.0 million in Xpedior Incorporated ("Xpedior"), a majority owned subsidiary of Metamor, through a convertible note which will convert into shares of convertible preferred stock of Xpedior.

Additionally, during the six months ended June 30, 2000, the Company acquired a 100% ownership interest in the following businesses:

BUSINESS NAME                        LOCATION                   ACQUISITION DATE
-------------                        --------                   ----------------
Iphil                                Philippines                January 2000*
Telepath                             US                         January 2000
GlobalNet                            Brazil                     March 2000
InterServer                          Argentina                  March 2000
SSD                                  Argentina                  March 2000
IDCI.Net                             US                         April 2000
Pontocom                             Brazil                     April 2000
Cadvision                            Canada                     April 2000
Elogica                              Brazil                     April 2000
I-neXt                               Phillipines                April 2000*
Internet Express                     Australia                  May 2000
Surfree.com                          US                         May 2000
AmChamNet                            Brazil                     June 2000
Powernet                             Argentina                  June 2000


* The Company has a minority voting interest with an option to acquire a 100% ownership interest in both entities in the event of a change in Philippino law restricting foreign ownership of its domestic businesses.

All of the companies acquired are Internet service providers, IT solutions providers or eBusiness solutions providers offering a wide range of Internet-protocol based solutions for businesses and small office/home office and consumer users.

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

The Company has engaged an independent third party to determine the allocation of the total purchase price of its acquisition of Metamor. The excess of the purchase price over the net tangible assets of Metamor has been preliminarily allocated to assembled workforce, customer relationships and goodwill, with useful lives from 4 to 20 years. The purchase price allocation has not been finalized. Accordingly, adjustments to the purchase price allocation may be recorded during the third and fourth quarter of 2000. Such adjustments are not expected to be material.

For certain acquisitions, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by the sellers of indemnification or other contractual obligations. These acquisition holdback liabilities are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback liabilities totaled $86.1 million at June 30, 2000. The Company has made payments of $7.6 million on acquisition holdbacks during 2000.

In connection with the acquisitions made during the six months ended June 30, 2000, liabilities assumed were as follows (in millions of U.S. dollars):


                                                                 CASH PAID AND FAIR
                                                               VALUE OF STOCK ISSUED
                                             FAIR VALUE OF        IN EXCHANGE FOR        LIABILITIES
                                            ASSETS ACQUIRED        CAPITAL STOCK           ASSUMED
                                            ---------------    ---------------------     -----------
Metamor                                          $1,992.0              $(1,515.8)            $476.2
All others                                          102.3                  (74.9)              34.7
                                                ---------             -----------           -------
                                                 $2,094.3             $ (1,590.7)            $510.9
                                                =========             ===========           =======

The following represents the unaudited pro forma results of operations of the Company for the six months ended June 30, 2000 and 1999 as if the Metamor acquisition, which closed prior to June 30, 2000, had been consummated at January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to this acquisition. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition actually been consummated at January 1, 1999 or the results that may occur in the future.

                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                               JUNE 30, 2000                 JUNE 30, 1999
                                                               -------------                 -------------
                                                          (IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNT)

Revenue                                                          $ 800.2                        $ 504.4
Net loss available to common shareholders                        $(485.0)                       $(158.6)
Basic and diluted loss per share                                 $ (2.61)                       $ (1.08)

Total amortization expense of goodwill and other intangibles was $71.2 million and $9.1 million for the three months ended June 30, 2000 and 1999, respectively, and $151.2 and $17.5 million for the six months ended June 30, 2000 and 1999, respectively.

NOTE 4 - RESTRUCTURING CHARGE

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

- reduced annual cost of internet services of approximately $15.1 million; and

- reduced annual depreciation and amortization expense of $8.7 million.

Management does not believe there are any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs incurred during the first quarter of 2000.

The major components of the restructuring charge as originally estimated are as follows (in millions of U.S.dollars):


          Termination charges for excess bandwidth and facilities                                   $12.8
          Closure costs of POP facilities identified for decommissioning                              3.4
          Employee costs incurred under reduction in force ("RIF") plans                              0.7
                                                                                                  -------
                Total                                                                              $ 16.9
                                                                                                  ========

The Company expects all amounts to be paid before March 31, 2001.

The termination charges for excess bandwidth consist mainly of $12.6 million for penalties incurred to terminate circuits across three of our geographic operating segments: $9.8 million in our Asia/Pacific segment, $2.3 million in our U.S./Canada segment, and $0.5 million in our Latin America segment. The remaining $0.2 million relates to facility lease termination costs.

The POP closure charges result directly from downsizing and eliminating POP locations in our U.S./Canada segment. POP closure charges of $3.4 million were accrued in connection with the planned closure of 102 POPs, including $2.2 million in contractor costs to close duplicate and excess facilities, $0.8 million of circuit termination and facilities lease termination costs and $0.4 million of other related costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties are abandoned, lease buyout costs and costs to terminate telecommunications bandwidth directly associated with the POP. As of June 30, 2000, approximately 14% of the 102 POPs had been closed.

The RIF charge resulted from the termination of 132 employees. All terminations and termination benefits were communicated to the affected employees prior to or on March 31, 2000.

Liabilities for termination of excess bandwidth and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities.

At June 30, 2000, approximately $14.4 million of the restructuring charge remained in other accounts payable and accrued liabilities and $0.3 million remained in accrued payroll and related liabilities. A summary of the restructuring activity is presented below (in millions of U.S. dollars):

          Initial balance                                                                          $ 16.9
          Restructuring payment activity:
             Termination charges for excess bandwidth and facilities                                  1.3
             Closure costs of POP facilities identified for decommissioning                           0.5
             Employee costs incurred under RIF plans                                                  0.4
                                                                                                  -------
          Balance at June 30, 2000                                                                 $ 14.7
                                                                                                  =======

Management believes the remaining accrual will be sufficient to cover the remaining costs associated with the restructuring plan.

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

The acquired tradename charge resulted from the Company's decision to utilize a single global ISP brand identity. As a result, the Company decided to discontinue commercial use of its many acquired companies tradenames. The Company believes the switch to the global use of the PSINet tradename will enhance both its global brand imaging and customer recognition efforts.

The write-off and accelerated depreciation of equipment relates to telecommunications equipment that will be removed from service as a result of closure of certain POPs and disposal of other network equipment.

The write-off of software assets resulted from the decision to no longer utilize certain business software solutions.

Amortization expense for the three and six months ended June 30, 2000 includes $35.2 million relating to the remaining value of certain tradenames acquired as part of the Company's acquisition of Transaction Network Services ("TNS") during November 1999. Upon the acquisition of TNS, management had committed to the use of such tradenames. However, during June 2000 the Company decided to abandon the use of such tradenames in connection with a decision to utilize the PSINet brand for non-ISP businesses. Accordingly the remaining balances were fully amortized.

NOTE 5 - CONSUMER BUSINESS

During the three and six months ended June 30, 2000, the Company has incurred $1.0 million and $2.1 million, respectively, of direct incremental costs related to the Company's planned distribution or sale of its consumer business. As a result of acquisitions in 1998 through 2000, the Company has amassed a significant number of consumer customers throughout its operating regions. The Company's primary strategic focus is providing services to business and wholesale customers. Accordingly, in February and March 2000, the Company announced that worldwide retail consumer operations would be consolidated into a new retail business unit, known as Inter.net Global Ltd., and the Company began the consolidation process during the second quarter of 2000. Inter.net is expected to initially serve an estimated 550,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. The Company is currently assessing its options regarding Inter.net, including a possible initial public offering, spin-off or sale of the business, to best maximize PSINet shareholder value.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:


                                                           JUNE 30, 2000       DECEMBER 31, 1999
                                                           -------------       -----------------
                                                                (IN MILLIONS OF U.S. DOLLARS)

     Telecommunications bandwidth                                   $  778.1               $ 500.2
     Data communications equipment                                     899.0                 546.3
     Leasehold improvements                                            141.3                 114.4
     Software                                                           82.3                  32.5
     Office and other equipment                                        132.6                  57.5
     Land and buildings                                                290.7                 124.6
                                                                    ---------              ---------
                                                                     2,324.0               1,375.5
     Less accumulated depreciation and amortization                   (321.6)               (212.9)
                                                                    ---------             ---------

Property, plant and equipment, net                                  $2,002.4              $1,162.6
                                                                    =========             =========


Total depreciation and leasehold amortization expense was $59.0 million and $25.3 million for the three months ended June 30, 2000 and 1999, respectively, and $113.5 million (including $8.1 million relating to the first quarter restructuring charge) and $43.7 million for the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000 and 1999, the Company capitalized interest of $25.4 million and $2.0 million, respectively.

NOTE 7 - DEBT

Debt consisted of the following:

                                                                                 JUNE 30, 2000          DECEMBER 31, 1999
                                                                                 -------------          -----------------
                                                                                     (IN MILLIONS OF U.S. DOLLARS)

      10.0% Senior notes due 2005                                                            $ 600.0               $  600.0
      10.5% Senior notes due 2006 (Euro 150.0)                                                 143.2                  150.9
      10.5% Senior notes due 2006                                                              600.0                  600.0
      11.0% Senior notes due 2009 (Euro 150.0)                                                 143.2                  150.9
      11.0% Senior notes due 2009                                                            1,050.0                1,050.0
      11.5% Senior notes due 2008                                                              350.0                  350.0
      2.94% convertible subordinated notes, $227 million face amount,
         due August 2004                                                                       200.3                      -
      Revolving credit facility                                                                 30.9                      -
      Capital lease obligations at interest rates ranging from 2.7% to 17.3%                   441.5                  359.7
      Notes payable at interest rates ranging from 1.8% to 12.7%                                52.1                   36.0
                                                                                            --------               --------
                                                                                             3,611.2                3,297.5
      Plus unamortized premium                                                                   2.5                    2.7
                                                                                            --------               --------
                                                                                             3,613.7                3,300.2
      Less current portion                                                                   (195.6)                 (115.0)
                                                                                            --------               --------
      Long-term portion                                                                    $ 3,418.1              $ 3,185.2
                                                                                            ========               ========

The senior notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company, and senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest is payable on the senior notes semi-annually. At June 30, 2000, the Company has deposited in an escrow account restricted cash and short-term investments of $38.7 million to fund, when due, the next semi-annual interest payment on the 10% senior notes. The indentures governing the senior notes contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness, make certain payments (including payments of dividends) and investments, and sell assets. The Company was in compliance with these covenants at June 30, 2000.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment and other fixed assets. During the six months ended June 30, 2000 and 1999, the Company incurred capital lease obligations under these arrangements of $135.9 million and $78.6 million, respectively. At June 30, 2000, the aggregate unused portion under these arrangements totaled $324.7 million after designating $70.3 million of payables for various equipment purchases which will be financed under existing capital lease facilities. The capital lease obligations contain provisions which, among other things, require the maintenance of certain financial ratios and restrict the payment of dividends. The Company was in compliance with these covenants at June 30, 2000.

As a result of the Metamor acquisition, the Company entered into a supplement to the indenture governing Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million. The Notes are convertible into the Company's common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity.

Metamor's $80 million revolving credit facility remained in effect upon completion of the acquisition. In August 2000, all amounts outstanding under this credit facility have been repaid and the facility has since been terminated.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 was as follows (in millions of U.S. dollars):

                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------           -------------------------
                                                    2000               1999               2000              1999
                                                    ----               ----               ----              ----
Net loss                                              $ (199.2)            $ (58.2)         $ (387.8)        $ (116.9)
                                                        -------              ------           -------          -------
Other comprehensive income:
  Unrealized holding gains (losses)                      (17.3)                0.6               7.3              0.4
  Foreign currency translation adjustment                (18.0)               (5.4)            (28.9)           (19.4)
                                                         ------            ---------        ----------       ----------
                                                         (35.3)               (4.8)            (21.6)           (19.0)
                                                         ------            ---------        ----------       ----------
Comprehensive loss                                    $ (234.5)            $ (63.0)         $ (409.4)        $ (135.9)
                                                        =======            =========        ==========       ==========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2000, the Company had commitments to certain telecommunications vendors under operating lease agreements totaling $215.6 million payable in various years through 2011. Additionally, the Company has various agreements to lease office space, facilities and equipment and, as of June 30, 2000, the Company was obligated to make future minimum lease payments of $206.9 million under such non-cancelable operating leases expiring in various years through 2023.

In connection with the Company's previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, the Company will make payments over the next 18 years totaling approximately $79.1 million.

At June 30, 2000, the Company was obligated to make future cash payments that total $347.8 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. The Company also expects that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. The Company currently believes that its capital expenditures in 2000 will be greater than those in 1999. For the six months ended June 30, 2000, total capital expenditures were $876.8 million, of which $685.4 million was in cash. For the year ending December 31, 2000, the Company expects its capital expenditures will be approximately $1.5 billion, which the Company expects to come from a combination of cash on hand and through vendor, lease and other financing.

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

In February 2000, the Company announced the launch of PSINet Ventures, a new corporate ventures program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures partners with innovative Internet entrepeurs through direct minority equity investments, typically during early and mid-stage financing. PSINet Ventures will focus globally on application service providers, or ASPs, content service providers, or CSPs, eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that enhance PSINet's financial and competitive technology and service positions. The services for equity structure permits the start-up company to purchase any PSINet service, including managed web hosting and VISP services, in exchange for equity rather than cash. As of June 30, 2000, PSINet Ventures owned equity in 80 companies, 6 of which are publicly traded. Investments in non-public companies are recorded on the balance sheet at cost while investments in public companies are recorded in accordance with FAS 115. As a result of these investments, the Company has invested cash of $150.3 million and committed services with an estimate value of approximately $71.2 million under this program through June 30, 2000. During the second quarter of 2000, the Company has recognized approximately $3.2 million in revenue as a result of this program.

NOTE 10 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which the Company defines as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, restructuring charge, and costs related to the planned distribution and sale of the consumer business.

Operations of the Company's U.S./Canada segment include shared network costs and corporate functions which the Company does not allocate to its other geographic segments for management reporting purposes. Capital expenditures include both assets acquired for cash and financed through capital leases and seller-financed arrangements.

Financial information for the Company's geographic operating segments is presented below (in millions of U.S. dollars):

                                     U.S./CANADA    LATIN AMERICA      EUROPE*       ASIA/PACIFIC       TOTAL
                                     -----------    -------------      -------       ------------       -----
THREE MONTHS ENDED JUNE 30, 2000
Revenue                                    $ 173.0           $ 16.9          $45.3           $ 43.1        $278.3
EBITDA                                      (10.9)            (1.7)          (3.9)              4.8        (11.7)
Assets                                     5,813.7            122.7          687.2            435.2       7,058.9
Capital expenditures                         335.1             11.5           73.0             33.6         453.2

THREE MONTHS ENDED JUNE 30, 1999
Revenue                                     $ 70.1            $ 3.2          $18.7            $31.8        $123.8
EBITDA                                       (3.7)              0.8          (0.7)              3.4         (0.2)
Assets                                     1,430.6             60.9          234.6            287.4       2,013.5
Capital expenditures                          81.6              0.4           23.3              8.6         113.9

SIX MONTHS ENDED JUNE 30, 2000
Revenue                                    $ 309.4           $ 31.1          $79.1           $ 81.7        $501.3
EBITDA                                      (22.6)            (3.0)          (8.7)              7.1        (27.2)
Assets                                     5,813.7            122.7          687.2            435.2       7,058.9
Capital expenditures                         701.9             22.3          100.0             52.6         876.8

SIX MONTHS ENDED JUNE 30, 1999
Revenue                                     $129.1             $3.3          $34.6            $61.7        $228.7
EBITDA                                      (11.8)              0.8          (2.6)              6.5         (7.1)
Assets                                     1,430.6             60.9          234.6            287.4       2,013.5
Capital expenditures                         162.9              0.4           37.7             14.4         215.4

* During the second quarter of 2000, the Company consolidated its India/Middle East/Africa ("IMEA") operations under Europe for reporting purposes.

EBITDA for all reportable segments differs from consolidated loss before income taxes and minority interest reported in the Company's consolidated statements of operations as follows (in millions of U.S. dollars):

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         ------------------         ----------------
                                                             JUNE 30,                    JUNE 30,
                                                             --------                    --------
                                                        2000           1999        2000            1999
                                                        ----           ----        ----            ----
         EBITDA                                          $ (11.7)       $ (0.2)     $  (27.2)       $ (7.1)
         Reconciling items:
           Depreciation and amortization                  (130.2)        (34.4)       (264.7)        (61.2)
           Restructuring charge                              ---           ---         (16.9)           ---
           Costs related to planned distribution
              or sale of consumer business                  (1.0)          ---          (2.1)           ---
           Interest expense                                (77.8)        (31.9)       (156.8)        (61.5)
           Interest income                                  22.0           8.1          46.8          12.8
           Other income (expense), net                      (0.7)         (0.2)         32.9          (0.3)
                                                        ---------       -------      --------      --------
         Loss before income taxes and minority
                interest                                 $(199.4)       $(58.6)      $(388.0)      $(117.3)
                                                         ========       =======      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q AND INCLUDED IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

We are a leading global provider of Internet, eCommerce, information technology (IT) consulting and eBusiness consulting solutions to businesses. As an Internet Super Carrier (ISC), we offer a robust suite of products globally that enable our customers to utilize the Internet for mission critical applications carried over a worldwide fiber optic network that is capable of transmission speeds in excess of three terabits per second.

We offer a suite of value-added products and services that are designed to enable our customers, through their use of the Internet, to more efficiently transact and conduct eCommerce with their customers, suppliers, business partners and remote office locations. We provide Internet connectivity and Web hosting services to approximately 102,300 corporate customers, which together with our ISP, carrier, small office/home office (SOHO) and consumer businesses around the world serve over 1.8 million end users. Our services and products include dedicated, dial-up and DSL Internet access services connections, Web hosting and collocation services, transaction network services, VPNs, eCommerce solutions, voice-over-IP, e-mail and managed security services. We also provide wholesale and private label network connectivity and related services to other ISPs and telecommunications carriers to further utilize our network capacity. We serve approximately 90 of the 100 largest metropolitan statistical areas in the U.S., have a presence in the 20 largest telecommunications markets globally and operate in 29 countries. We conduct our business through operations organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific.

As a result of our acquisition of Metamor Worldwide, Inc. in June 2000, now renamed as PSINet Consulting Solutions, our services now include IT consulting services and eBusiness consulting services. Our IT consulting services consist of solutions relating to systems that support the flow of information within and among companies and institutions through electronic means, including computer systems, software and peripheral systems. Our eBusiness consulting services combine extensive technical expertise with strategic consulting and creative services to build eBusiness solutions that enable our clients to capitalize on the communications power and transaction efficiency of the Internet.

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

We have embarked on an initiative to expand our hosting business. We have spent approximately $350 million during the six months ended June 30, 2000, and we expect to spend approximately $800 million on the construction of hosting centers through the end of 2001. We currently have eight global Internet and eCommerce hosting centers operating and plan to open at least 14 more. We also have eight network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

ACQUISITIONS

We have typically entered a new market through the acquisition of an existing company within that market, and then further expanded through a combination of organic growth supplemented by acquisitions. A key component of our business strategy has been our expansion in international markets.

On June 15, 2000 we acquired Metamor. We paid Metamor stockholders approximately 31.7 million shares of our common stock, which was based on an aggregate of 35.2 million shares of common stock of Metamor outstanding as of the effective time of the merger and a conversion ratio of 0.9 shares of the our common stock for each share of Metamor's common stock outstanding. We also assumed options to acquire approximately 4.3 million shares of Metamor common stock which are exercisable into approximately 3.9 million shares of our common stock. In addition, we entered into a supplement to the indenture governing Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million. The Notes are convertible into our common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity. Simultaneously with the merger, we invested $50.0 million in Xpedior Incorporated, Metamor's majority owned subsidiary, through a convertible note which will convert into shares of convertible preferred stock of Xpedior. We expect the direct results of PSINet Consulting Solutions and the expected synergies resulting from the acquisition to be material to our results of operations and financial condition in future periods. However, such results, except as noted below, were not material to our consolidated results for the three and six months ended June 30, 2000.

We engaged an independent third party to determine the allocation of the total purchase price of our acquisition of Metamor. The excess of the purchase price over the net tangible assets of Metamor has been preliminarily allocated to assembled workforce, customer relationships and goodwill, with useful lives from 4 to 20 years. The purchase price allocation has not been finalized. Accordingly, adjustments to the purchase price allocation may be recorded during the third and fourth quarters of 2000. Such adjustments are not expected to be material.

RESTRUCTURING ACTIONS

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

We expect our restructuring plan will have a positive effect on our financial position and future operating results. Expected cost saving results from our restructuring plan include:

- reduced annual cost of internet services of $15.1 million; and
- reduced annual depreciation and amortization expense of $8.7 million.

As of June 30, 2000, we do not believe there are any unresolved contingencies or other issues that could result in an adjustment to our restructuring costs incurred during the first quarter of 2000.

The major components of the restructuring charge as originally estimated are as follows (in millions of U.S. dollars):

          Termination charges for excess bandwidth and facilities                                   $12.8
          Closure costs of POP facilities identified for decommissioning                              3.4
          Employee costs incurred under reduction in force ("RIF") plans                              0.7
                                                                                                   ------
                Total                                                                              $ 16.9
                                                                                                   ======

We expect all amounts to be paid before March 31, 2001.

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

Actual amounts of termination benefits, POPs and other restructuring related payments can be found in Note 4 to our condensed consolidated financial statements under "Restructuring Charge". We believe that cash flows from operations and available financing sources will be sufficient to implement and complete our intended restructuring actions.

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

The acquired tradename charge resulted from our decision to utilize a single global brand identity for our ISP subsidiaries. As a result, we decided to discontinue commercial use of our many acquired companies tradenames. We believe the switch to the global use of the PSINet tradename will enhance both our global brand imaging and customer recognition efforts.

The write-off and accelerated depreciation of equipment relates to certain telecommunications equipment that will be removed from service as a result of closure of certain POPs and disposal of other network equipment.

The write-off of certain software assets resulted from the decision to no longer utilize certain business software solutions.

In June 2000, we decided to abandon the use of certain tradenames acquired as part of our acquisition of Transaction Network Solutions, or TNI.
Accordingly, the remaining balance of $35.2 million relating to such tradenames has been fully amortized and recognized as expense during the three and six months ended June 30, 2000.

STOCK SPLIT

On February 11, 2000, we effected a two-for-one split of our common stock by means of a stock dividend to holders of record as of the close of business on January 28, 2000. The financial statements and all references to common stock contained in this Form 10-Q give retroactive effect to the stock split.

CONSUMER BUSINESS

During the three and six months ended June 30, 2000, we have incurred $1.0 million and $2.1 million of direct incremental costs related to our planned distribution or sale of our consumer business. As a result of acquisitions in 1998 through 2000, we have amassed a significant number of consumer customers throughout our operating regions. Our primary strategic focus is providing services to business and wholesale customers. Accordingly, in February and March 2000, we announced that worldwide retail consumer operations would be consolidated into a new retail business unit, known as Inter.net Global Ltd., and we began the consolidation process during the second quarter of 2000. Inter.net is expected to initially serve an estimated 550,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. We are currently assessing our options regarding Inter.net, including a possible initial public offering, spin-off or sale of the business, to best maximize PSINet shareholder value. During the three months ended June 30, 2000, Inter.net had pro forma revenue of approximately $26 million and contributed approximately 40% of our negative EBITDA.

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Results of Operations

(all charts below are in millions of U.S. dollars)

REVENUE

We generate revenue from providing Internet connectivity, Web hosting, eCommerce services, information technology consulting services, eBusiness consulting services and related services to business, consumer and other ISP customers. Internet services revenue is primarily derived from monthly charges for Internet connectivity and eCommerce and web hosting services. Consulting services revenue is primarily derived from IT consulting services and eBusiness consulting services. During the three and six months ended June 30, 2000, approximately 2.2% and 1.2% of revenue, respectively, related to non-cash revenue arising from the services for equity program of our subsidiary, PSINet Ventures, and through certain barter transactions.


                                                                  INTERNET      CONSULTING
                                                                  SERVICES       SERVICES
                                                                   REVENUE        REVENUE          TOTAL
                                                                  --------      ----------         -----
       Three Months Ended June 30, 2000                                $248.0           $30.3         $278.3
       Three Months Ended June 30, 1999                                 123.8               *          123.8

       Increase from June 30, 1999                                     $124.2               *         $154.5
       Percentage Increase from June 30, 1999                            100%               *           125%

       Six Months Ended June 30, 2000                                  $471.0           $30.3         $501.3
       Six Months Ended June 30, 1999                                   228.7               *          228.7

       Increase from June 30, 1999                                     $242.3               *         $272.6
       Percentage Increase from June 30, 1999                            106%               *           119%


* Consulting services revenue is new in fiscal year 2000 due to acquisitions.

Revenue growth from the three months ended June 30, 1999 to the three months ended June 30, 2000 of 125% consisted of 73% internally generated (known as organic) growth from businesses that were owned at the beginning of the year and 52% from acquisitions acquired during 2000. Revenue growth from the six months ended June 30, 1999 to the six months ended June 30, 2000 of 119% consisted of 52% organic growth and 67% growth from acquisitions. Our organic revenue growth is attributable to a number of factors, including the timing of acquisitions in prior periods, an increase in the number of business customer and ISP accounts, and an increase in the average annual revenue realized per new business customer account. While most revenue is recurring in nature, from time to time we generate non-recurring revenue that may or may not continue in the future. To date, such amounts have not been material to total revenue.

We provided service to over 102,300 corporate accounts at June 30, 2000, an increase of 39% from the 73,400 corporate accounts served at June 30, 1999. Of the total corporate account growth in the second quarter, 75% was attributable to the existing customer base additions of the companies we acquired, compared to 24% in the second quarter of 1999. Our accounts outside the U.S. at June 30, 2000 represented 71% of our customer account base compared with 57% at June 30, 1999. At June 30, 2000, our Carrier and ISP services provided service to 1.8 million end users. This compares with 0.6 million Carrier and ISP end users at June 30, 1999. Average annual new contract value for internet service business accounts increased to $9,800 for the three months ended June 30, 2000 from $7,300 for the three months ended June 30, 1999, which we believe reflects an increasing demand for value-added services and higher levels of bandwidth. Our annualized business account retention rate for the three months ended June 30, 2000 was 75% compared to 80% for the three months ended June 30, 1999.

COST OF INTERNET SERVICES

                                                                     PERCENTAGE OF
                                                         AMOUNT          REVENUE
                                                         ------      -------------
Three Months Ended June 30, 2000                             $167.3              60%
Three Months Ended June 30, 1999                               86.7              70%

Increase from June 30, 1999                                   $80.6
Percentage Increase from June 30, 1999                          93%

Six Months Ended June 30, 2000                               $331.0              66%
Six Months Ended June 30, 1999                                162.8              71%


Increase from June 30, 1999                                  $168.2
Percentage Increase from June 30, 1999                         103%


Costs of internet services consist primarily of leased long distance and local circuit costs as well as personnel and related operating expenses associated with network operations, customer support and field service. The increases in expenses over the periods presented related principally to increases in:

- our dedicated access customer account base, which grew to 27,100 at June 30, 2000 from 19,300 at June 30, 1999;

- dedicated customer circuit costs, which increased $12.4 million, or 77%, from the three months ended June 30, 1999 to the three months ended June 30, 2000, and $25.4 million, or 84%, from the six months ended June 30, 1999 to the six months ended June 30, 2000;

- backbone circuit costs, which increased $32.7 million, or 133% from the three months ended June 30, 1999 to the three months ended June 30, 2000 and $64.0 million, or 140%, from the six months ended June 30, 1999 to the six months ended June 30, 2000;

- primary-rate interface, or PRI, expenses, which increased $11.1 million, or 89% from the three months ended June 30, 1999 to the three months ended June 30, 2000 and $24.0 million, or 102%, from the six months ended June 30, 1999 to the six months ended June 30, 2000;

- personnel and related operating expenses associated with network operations, customer support and field service, which increased $39.6 million, or 214%, from the three months ended June 30, 1999 to the three months ended June 30, 2000 and $61.0 million, or 173%, from the six months ended June 30, 1999 to the six months ended June 30, 2000; and

- operations and maintenance charges on our bandwidth, which increased $0.9 million, or 36%, from the three months ended June 30, 1999 to the three months ended June 30, 2000 and $2.0 million, or 48%, from the six months ended June 30, 1999 to the six months ended June 30, 2000.

A significant portion of the increase in costs of internet services is related to PSINet Transaction Solutions, which was acquired in November 1999 and therefore not included in our 1999 results as presented. Although we expect that costs of internet services will continue to increase as our customer base grows, we anticipate that such expenses will decrease over time as a percentage of revenue due to decreases in unit costs as a result of continued increases in network utilization. Network bandwidth acquired under IRU agreements or capital lease agreements is recorded as an asset and amortized over its useful life, typically 10 to 20 years, as a component of depreciation and amortization. We expect to more efficiently utilize our existing network bandwidth acquired under agreements not considered IRUs or capital leases.

COST OF CONSULTING SERVICES REVENUE

Cost of services revenue is new during the three months ended June 30, 2000 due to our acquisition of Metamor. Cost of services revenue consists primarily of project personnel salaries, benefits and non-reimbursed direct expenses incurred to complete projects. The number of professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could cause us to experience lower revenues and gross profit. For the three and six months ended June 30, 2000, cost of consulting services revenue was $19.2 million, or 63%, of consulting services revenue. At June 30, 2000, we had approximately 4,900 billable consultants. Of this total, approximately 3,600 are dedicated to IT consulting and approximately 1,300 are dedicated to eBusiness consulting.

SALES AND MARKETING

                                                                      PERCENTAGE OF
                                                         AMOUNT           REVENUE
                                                         ------       -------------
Three Months Ended June 30, 2000                              $55.6              20%
Three Months Ended June 30, 1999                               21.9              18%

Increase from June 30, 1999                                   $33.7
Percentage Increase from June 30, 1999                         154%

Six Months Ended June 30, 2000                                $94.1              19%
Six Months Ended June 30, 1999                                 40.5              18%

Increase from June 30, 1999                                   $53.6
Percentage Increase from June 30, 1999                         132%

Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. The increases in sales and marketing expenses are due to costs associated with the expansion of our domestic sales force to respond to opportunities in the web hosting business, growth of our sales force internationally in conjunction with our growth and acquisitions and continued increases in advertising costs designed to increase awareness of the PSINet brand, including the launch of a branding campaign during 2000 designed to leverage the PSINet brand worldwide. As a percentage of revenue, we expect sales and marketing expense to decrease over time.

GENERAL AND ADMINISTRATIVE

                                                                      PERCENTAGE OF
                                                         AMOUNT           REVENUE
                                                         ------       -------------
Three Months Ended June 30, 2000                              $47.9              17%
Three Months Ended June 30, 1999                               15.4              12%

Increase from June 30, 1999                                   $32.5
Percentage Increase from June 30, 1999                         211%

Six Months Ended June 30, 2000                                $84.2              17%
Six Months Ended June 30, 1999                                 32.5              14%

Increase from June 30, 1999                                   $51.7
Percentage Increase from June 30, 1999                         159%


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

DEPRECIATION AND AMORTIZATION

                                                                      PERCENTAGE OF
                                                         AMOUNT           REVENUE
                                                         ------       -------------
Three Months Ended June 30, 2000                             $130.2              47%
Three Months Ended June 30, 1999                               34.4              28%

Increase from June 30, 1999                                   $95.8
Percentage Increase from June 30, 1999                         278%

Six Months Ended June 30, 2000                               $264.7              53%
Six Months Ended June 30, 1999                                 61.2              27%

Increase from June 30, 1999                                  $203.5
Percentage Increase from June 30, 1999                         333%

Depreciation and amortization costs have increased both in amount and as a percentage of revenue as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, hosting centers, and depreciation and amortization of tangible and intangible assets related to business acquisitions.

For the three months ended June 30, 2000, $59.0 million of our depreciation and amortization expenses related to depreciation of fixed assets and $71.2 million related to amortization of intangibles. For the six months ended June 30, 2000, $113.5 million of our depreciation and amortization expenses related to depreciation of fixed assets and approximately $151.2 million related to amortization of intangibles. The amounts for the three and six months ended June 30, 2000 include $35.2 of accelerated amortization relating to the write-off of the Transaction Network Services tradename and the amounts for the six months ended June 30, 2000 also include $8.1 million and $50.9 million relating to the write-off and accelerated amortization of certain tangible and intangible assets as part of our restructuring plan.

Our depreciation and amortization expenses will increase as a result of our acquisition of network bandwidth under IRU or capital lease agreements, build-out of hosting centers and from tangible and intangible assets related to business combinations, particularly our acquisition of Metamor, and expansion of our operations.

INTEREST EXPENSE

                                                                      PERCENTAGE OF
                                                         AMOUNT           REVENUE
                                                         ------       -------------
Three Months Ended June 30, 2000                              $77.8              28%
Three Months Ended June 30, 1999                               31.9              26%

Increase from June 30, 1999                                   $45.9
Percentage Increase from June 30, 1999                         144%

Six Months Ended June 30, 2000                               $156.8              31%
Six Months Ended June 30, 1999                                 61.5              27%

Increase from June 30, 1999                                   $95.3
Percentage Increase from June 30, 1999                         155%

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

INTEREST INCOME

                                                                      PERCENTAGE OF
                                                         AMOUNT           REVENUE
                                                         ------       -------------
Three Months Ended June 30, 2000                              $22.0               8%
Three Months Ended June 30, 1999                                8.1               7%

Increase from June 30, 1999                                   $13.9
Percentage Increase from June 30, 1999                         172%

Six Months Ended June 30, 2000                                $46.8               9%
Six Months Ended June 30, 1999                                 12.8               6%

Increase from June 30, 1999                                   $34.0
Percentage Increase from June 30, 1999                         266%

Interest income has increased due to interest received on the net proceeds of our various financing activities during 1999 and 2000, which we invest primarily in short-term investment grade and government securities until such time as we use them for other purposes.

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND LOSS PER SHARE

                                                                      PERCENTAGE OF
                                                         AMOUNT           REVENUE
                                                         ------       -------------
Three Months Ended June 30, 2000                             $215.6              77%
Three Months Ended June 30, 1999                               62.4              50%

Increase from June 30, 1999                                  $153.2
Percentage Increase from June 30, 1999                         246%

Six Months Ended June 30, 2000                               $419.8              84%
Six Months Ended June 30, 1999                                121.7              53%

Increase from June 30, 1999                                  $298.1
Percentage Increase from June 30, 1999                         245%

The primary reasons for the change in net loss available to common shareholders were:

-    an increase in the return to preferred shareholders;
-    operating results of acquired companies;
-    the increase in data communications costs;
- acquisitions of fiber-based and satellite telecommunications bandwidth, leading to an increase in depreciation, personnel and other operating costs to manage the bandwidth;
- a non-recurring restructuring charge of $16.9 million and $94.2 million of write-offs and accelerated depreciation and amortization of certain tangible and intangible assets for the six months ended June 30, 2000;
-    an increase in depreciation and amortization related to acquisitions;
- an increase in net interest expense due to the issuance of our senior notes.

The return to preferred shareholders is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same in each period presented.

SEGMENT INFORMATION

We offer a broad range of Internet access services, and related products, eCommerce services, information technology consulting services and eBusiness consulting services to businesses in the U.S. and throughout the world. As of June 30, 2000, we served primary markets in 29 countries, with operations organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific. In measuring performance and allocating assets, the chief operating decision maker reviews each geographic operating segment as a whole.

We evaluate the performance of our operating segments and allocate resources to them based on revenue and EBITDA, which we define as losses before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, restructuring charge, and costs related to the planned distribution or sale of the consumer business.

Operations of the U.S./Canada segment include shared network costs and corporate functions that we do not allocate to our other geographic segments for management reporting purposes.

Revenue by operating segment is provided on the basis of where services are provided. During the three and six months ended June 30, 2000 and 1999, we had no single customer representing greater than 10% of our revenues.

Key changes in the metrics we report in our segment footnote are as follows:

                                                     U.S./         LATIN                   ASIA/
                                                     CANADA       AMERICA     EUROPE*     PACIFIC      TOTAL
                                                     ------       -------     -------     -------      -----
Revenue growth - Q299 to Q200                           146.8%       428.1%      142.2%       35.5%      124.8%
Revenue growth - YTD99 to YTD00                         139.7%       842.4%      128.6%       32.4%      119.2%

EBITDA growth - Q299 to Q200                            194.6%     (312.5)%      457.1%       41.5%    5,750.1%
EBITDA growth - YTD99 to YTD00                           91.5%     (475.0)%      234.6%        9.2%      283.1%
EBITDA as a % of Revenue - Q299                         (5.3)%        25.0%      (3.7)%       10.7%      (0.2)%
EBITDA as a % of Revenue - Q200                         (6.3)%      (10.1)%      (8.6)%       11.1%      (4.2)%
EBITDA as a % of Revenue - YTD99                        (9.1)%        25.0%      (7.5)%       10.5%      (3.1)%
EBITDA as a % of Revenue - YTD00                        (7.3)%       (9.6)%     (11.0)%        8.7%      (5.4)%

Asset growth - YTD99 to YTD00                           306.4%       101.5%      192.9%       51.4%      250.6%

Capital expenditures growth - Q299 to Q200              310.7%     2,775.0%      213.3%      290.7%      297.9%
Capital expenditures growth - YTD99 to YTD00            330.9%     5,475.0%      165.3%      265.3%      307.1%


* During the second quarter of 2000, the Company consolidated its India/Middle East/Africa ("IMEA") operations under Europe for reporting purposes.

All of our operating segments have experienced changes in revenue and EBITDA during the quarters presented due to our organic growth and our acquisitions as described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our loss from operations differs from EBITDA only by depreciation and amortization, other non-operating income and expense, restructuring charge, and costs relating to the planned distribution and sale of the consumer business. Therefore, loss from operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

We historically have had losses from operations, which have been funded primarily through borrowings and through the issuances of debt and equity securities. At June 30, 2000, we had $1.5 billion of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Cash flows used in operating activities were $144.0 million and $139.9 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both periods our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets. Operating cash flows in the six months ended June 30, 1999 also include the payment of a $48.0 million arbitration award.

Cash flows used in investing activities were $430.5 million and $27.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Investments in certain businesses resulted in the use of $144.5 million of cash for the six months ended June 30, 2000, net of cash acquired. Investments in our network and facilities during the six months ended June 30, 2000 resulted in total additions to fixed assets of $876.8 million. Of this amount, $135.9 million was financed under vendor or other financing arrangements, $55.5 million of non-cash additions related to the OC-48 bandwidth acquired from IXC Internet Services, Inc. (IXC) and $685.4 million was expended in cash, including payment of $1.8 million for other network facilities that remained in accounts payable at December 31, 1999. For the six months ended June 30, 1999, total additions were $215.4 million, of which $78.6 million was financed under equipment financing agreements, $34.9 million of non-cash additions related to the OC-48 bandwidth acquired from IXC, and $101.9 million was expended in cash. Purchases of short-term investments during the six months ended June 30, 2000 were an aggregate of $368.3 million, offset by proceeds from the sale and maturity of short-term investments of $785.5 million. Purchases of short-term investments during the six months ended June 30, 1999 were an aggregate of $103.2 million offset by the sale and maturity of short-term investments of $262.5 million. Investing cash flows for the six months ended June 30, 2000 and June 30, 1999 were increased by $17.4 million and decreased by $18.0 million, respectively, from changes in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $754.1 million and $721.7 million for the six months ended June 30, 2000 and June 30, 1999, respectively. In the first six months of 2000, we received $739.7 million of net proceeds from the issuance of our Series D preferred stock and $33.0 million received from the deposit account, relating to the exchange of our Series C preferred stock. In the first six months of 1999, we received $102.7 million from borrowings on our former credit facility and from the issuance of notes payable and $742.0 million from equity offerings. We made debt repayments aggregating $2.8 million and $104.9 million for the six months ended June 30, 2000 and June 30, 1999, respectively. During the six months ended June 30, 2000 and June 30, 1999, respectively, we received proceeds from the exercise of stock options of $24.5 million and $9.1 million, respectively.

CAPITAL STRUCTURE

Our capital structure at June 30, 2000 consisted of senior notes, capital lease obligations, convertible preferred stock and common stock.

Total borrowings at June 30, 2000 were $3.6 billion, which included $195.6 million in current obligations and $3.4 billion in long-term debt.

As of June 30, 2000, $324.7 million was available for purchases of equipment and other fixed assets under various lease financing arrangements, after designating $70.3 million of payables for various equipment purchases that we intend to finance under these agreements.

At June 30, 2000, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005, $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008, $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009, $600 million aggregate principal amount and Euro 150 million aggregate principal amount of 10 1/2% senior notes due 2006, $200.3 million aggregate principal amount of 2.94% convertible subordinated notes due 2004 and $30.9 million drawn under an $80 million revolving credit facility. In August 2000, all amounts outstanding under this credit facility have been repaid and the facility has since been terminated. At June 30, 2000 we had on deposit in an escrow account restricted cash and short-term investments of $38.7 million to fund, when due, the next semi-annual interest payment on the 10% senior notes.

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

- a limitation on the ability of any of our subsidiaries to create or otherwise cause to exist any encumbrance or restriction on the payment of dividends or other distributions on its capital stock, payment of indebtedness owed to us or any of our other subsidiaries, making of investments in us or any of our other subsidiaries, or transfer of any properties or assets to us or any of our other subsidiaries, excluding permitted encumbrances and restrictions;

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

At June 30, 2000, we were in compliance with all such covenants.

In February and March 2000, we exchanged 8,155,192 newly issued shares of our common stock for an aggregate of 4,629,335 shares of our Series C preferred stock through individually negotiated transactions with a limited number of holders of the Series C preferred stock. The implied premium of approximately $1.2 million incurred in connection with the exchanges, net of cash received from a deposit account relating to the exchanged shares, was recognized as a return to preferred shareholders. Subsequent to the exchange, we converted the exchanged Series C preferred stock into 7,422,675 shares of our common stock, which we hold as treasury shares.

In February 2000, we completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock for aggregate net proceeds of approximately $739.7 million after expenses (excluding amounts paid by the purchasers of the Series D preferred stock into the deposit account described below). The Series D preferred stock has a liquidation preference of $50 per share.

At closing, the purchasers of the Series D preferred stock deposited approximately $57.9 million into an account established with a deposit agent. The Series D deposit account is not an asset of ours. Funds in the Series D deposit account will be paid to the holders of the Series D preferred stock each quarter in the amount of $0.875 per share in cash or may be used, at our option, to purchase shares of common stock at either 93% or 97% of the market price of the common stock on that date (depending on whether the registration statement covering the shares is effective) for delivery to holders of Series D preferred stock in lieu of cash payments. Holders of Series D preferred stock received a quarterly cash payment from the Series D deposit account on May 15, 2000 and will continue to receive quarterly payments from the deposit account until February 15, 2001, unless earlier terminated in accordance with the terms of the Series D preferred stock. The funds placed in the Series D deposit account by the purchasers of the Series D preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, from the issue date through February 15, 2001.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

In order to maintain our competitive position, enhance our capabilities as an Internet Super Carrier and continue to meet the increasing demands for service quality, availability and competitive pricing, we expect to make significant capital expenditures including for developing hosting centers. At June 30, 2000 we were obligated to make future cash payments that total $347.8 million for acquisitions of global fiber-based and satellite telecommunications bandwidth, including IRUs or other rights. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. We currently believe that our capital expenditures in 2000 will be greater than those in 1999. For the year ending December 31, 2000, we expect our capital expenditures will be approximately $1.5 billion, which we expect to come from a combination of cash on hand and through vendor and other lease financing.

Through June 30, 2000, PSINet Ventures had invested $150.3 million and committed to provide services of $71.2 million under this program. During the second quarter of 2000, we have recognized approximately $3.2 million of revenue as a result of this program.

As of June 30, 2000, we had commitments to certain telecommunications vendors under operating lease agreements totaling $215.6 million payable in various years through 2011. Additionally, we have various agreements to lease office space, facilities and equipment and, as of June 30, 2000, we were obligated to make future minimum lease payments of $206.9 million under those non-cancelable operating leases expiring in various years through 2023.

For certain acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $86.1 million at June 30, 2000, the majority of which is reported in other liabilities.

In connection with our previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 18 years totaling approximately $79.1 million.

We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our POPs with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated buildout of our international data communications network and eCommerce hosting centers, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from the use of acquired bandwidth, together with other working capital from capital lease financings, from the proceeds of our recent debt and equity offerings and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. We cannot assure you, however, that we will have access to sufficient additional capital or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements. We regularly review our capital commitments and needs and the availability of financing through institutional sources and the capital markets. We expect to pursue opportunities to raise additional capital from time to time as we determine to be advisable based upon our capital needs, financing capabilities and market conditions.

DERIVATIVE FINANCIAL INSTRUMENTS

We have not entered into any derivative financial instruments for either hedging or trading purposes. However, as a result of increases in foreign operations, foreign currency denominated intercompany loans and third-party borrowings, including the issuance of Euro denominated senior notes, we may begin to use various derivative financial instruments to hedge interest rate and foreign currency exposures. These instruments could include interest rate swaps, forward exchange contracts and currency swaps. We do not intend to use derivative financial instruments for speculative purposes. Foreign currency exchange contracts and currency swaps may be used to reduce foreign currency exposure with the intent of protecting the U.S. dollar value of certain foreign currency positions and forecasted foreign currency transactions. Interest rate swaps may be used to reduce our exposure to fluctuations in interest rates. All such instruments involve counterparty credit risk. We may attempt to control this risk through counterparty diversification and the establishment and subsequent monitoring of counterparty exposure limits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2000, we had other financial instruments consisting of cash, fixed and variable rate debt and short-term investments, which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. However, we have issued fixed rate Euro 150.0 million aggregate principal amount of 11% senior notes and Euro 150.0 million aggregate principal amount of 10 1/2% senior notes, which are subject to foreign currency exchange risk. The proceeds from the Euro senior notes are currently invested in Euro denominated cash and cash equivalents. A 10% change in the exchange rate for the Euro would impact quarterly interest expense by approximately $0.8 million and the carrying value of the Euro denominated notes would change by approximately $28.6 million. Annual maturities of our debt obligations at June 30, 2000, excluding capital lease obligations, were as follows: $4.9 million in 2000, $51.5 million in 2001, $9.9 million in 2002, $10.4 million in 2003, $201.4 million in 2004 and $2,891.6 million thereafter. At June 30, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $3,169.7 million and the fair value was $2,946.9 million. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at June 30, 2000 was 10.1%. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At June 30, 2000, all of our investments in debt securities are due to mature within twelve months and the carrying value of all of our investments approximates fair value. At June 30, 2000, $173.7 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements and certain acquisition holdback agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) We held an annual meeting of our shareholders on May 15, 2000.

Proxies representing 91,614,991 shares were received (total shares outstanding as of the record date were approximately 156,918,900). The matters voted upon at the annual meeting and the results of the voting as to each such matter are set forth below:

         (1) The election of three directors for terms expiring at our 2002 annual meeting of shareholders.

                  (i) William H. Baumer

                  Votes for         91,105,655
                  Votes withheld       509,336

                  (ii) Ralph J. Swett

                  Votes for         91,126,997
                  Votes withheld       487,994

                  (iii) Harold S. Wills

                  Votes for         91,065,743
                  Votes withheld       549,248

                  The following directors' terms continue until our 2001 annual meeting of shareholders:

                  David N. Kunkel
                  William L. Schrader
                  Ian P. Sharp

         (2) The approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of capital stock from 530 million shares to 2.06 billion shares, of which 2.0 billion shares will be shares of common stock and 60 million shares will be shares of preferred stock.

                  Votes for                 42,036,810
                  Votes against              9,587,277
                  Abstentions                  199,069
                  Non-Votes                 39,791,835

         (3) The approval of amendments to our Executive Stock Incentive Plan and Strategic Stock Incentive Plan to increase the total number of shares that may be issued under such plans from an aggregate of 47,600,000 shares to an aggregate of 72,600,000 shares.

                  Votes for                 43,744,565
                  Votes against              7,814,386
                  Abstentions                  264,205
                  Non-Votes                 39,791,835

         (4) The ratification or disapproval of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2000.

                  Votes for                 91,325,967
                  Votes against                184,717
                  Abstentions                  104,307
                  Non-Votes                          0

(B) We held a special meeting of shareholders on June 15, 2000.

Proxies representing 144,278,723 shares were received (total shares outstanding as of the record date were 157,329,642). The matters voted upon at the special meeting and the results of the voting as to each such matter are set forth below:

         (1) The approval of the issuance of shares of our common stock pursuant to the agreement and plan of merger among PSINet Inc., PSINet Shelf IV Inc. (a wholly owned subsidiary of PSINet Inc.) and Metamor Worldwide, Inc. under which Metamor became our wholly owned subsidiary, including shares to be issued as merger consideration to the Metamor stockholders, shares issuable under Metamor options that are assumed by PSINet and shares issuable upon the conversion of outstanding convertible notes of Metamor that are not converted prior to the merger.

                  Votes for                  96,619,886
                  Votes against               3,934,262
                  Abstentions                   273,549
                  Non-Votes                  43,451,026

         (2) The approval of amendments to our 1999 Employee Stock Purchase Plan and 1999 International Employee Stock Purchase Plan to increase the number of shares of our common stock that may be issued under such plans from 2,115,000 shares to 4,115,000 shares and to permit us to allow employees of acquired companies to begin participating in such plans at such times and on such terms as the committee administering the plans may determine.

                  Votes for                 141,120,923
                  Votes against               2,719,967
                  Abstentions                   437,833
                  Non-Votes                           0

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       The following Exhibits are filed herewith:

       Exhibit 10.1 Employment Agreement dated as of June 28, 2000 between PSINet and Lawrence E. Hyatt

       Exhibit 10.2 Employment Agreement dated as of July 25, 2000 between PSINet and Lota Zoth

       Exhibit 27*          Financial Data Schedule

       Exhibit 99.1         Risk Factors

         *Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement of which such exhibit relates.

(b)      Reports on Form 8-K

         On June 6, 2000, we filed a Current Report on Form 8-K dated June 5, 2000 which included as exhibits the following: a press release issued by us announcing the commencement of a waiver solicitation relating to our 10% Senior Notes due 2005 and our 11 1/2% Senior Notes due 2008 and the waiver solicitation statement issued to the holders of record of our 10% Senior Notes due 2005 and our 11 1/2% Senior Notes due 2008.

         On June 14, 2000, we filed a Current Report on Form 8-K dated June 13, 2000 which included as an exhibit a press release issued by us announcing the receipt of the requisite waivers from the holders of our 10% Senior Notes due 2005 and 11 1/2% Senior Notes due 2008.

         On June 16, 2000, we filed a Current Report on Form 8-K dated June 15, 2000 announcing the completion of our previously announced acquisition of Metamor Worldwide, Inc. and the terms thereof, incorporating by reference audited financial statements of Metamor and undertaking to file pro forma financial information relating to the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PSINET INC.


AUGUST 14, 2000                   By: /s/ William L. Schrader
------------------------             ---------------------------
    Date                             William L. Schrader
                                     Chairman, Chief Executive Officer
                                     and Director

AUGUST 14, 2000                   By: /s/ Lawrence E. Hyatt
------------------------             ---------------------------
    Date                             Lawrence E. Hyatt
                                     Executive Vice President and Chief
                                     Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:


   EXHIBIT
   NUMBER         DESCRIPTION OF EXHIBIT                                LOCATION
   -------        ----------------------                                --------
   10.1           Employment  Agreement  dated  as of June  28,  2000
                  between PSINet and Lawrence E. Hyatt                  Filed herewith

   10.2           Employment Agreement dated as of July 25, 2000
                  between PSINet and Lota Zoth                          Filed herewith

   27             Financial Data Schedule                               Filed herewith

   99.1           Risk Factors                                          Filed herewith