Form 10-Q
period 2000-09-30
PSINET INC
filed 2000-11-14
CIK 940716

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-25812
                                ----------------
                                   PSINET INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

                                    NEW YORK
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)


                         44983 KNOLL SQUARE, ASHBURN, VA
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                                 --------------

                                   16-1353600
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                      20147
                                   (ZIP CODE)




                                 (703) 726-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

    COMMON STOCK, $.01 PAR VALUE - 191,239,850 SHARES AS OF NOVEMBER 6, 2000
            (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE)

                      The Exhibit Index appears on page 33


================================================================================


                                   PSINET INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE


PART I.  FINANCIAL INFORMATION

PAGE

     Item 1.      Financial Statements (unaudited):

                  Condensed Consolidated Balance Sheets as of
                       September 30, 2000 and December 31, 1999 ...............................................1

                  Condensed Consolidated Statements of Operations for the Three and Nine
                       Months Ended September 30, 2000 and 1999 ...............................................2

                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                       Ended September 30, 2000 and 1999.......................................................3

                  Notes to Condensed Consolidated Financial Statements.........................................4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.................................................................17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..................................30


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................................................31

     Item 6.      Exhibits and Reports on Form 8-K............................................................31


Signatures        ............................................................................................32


Exhibit Index     ........................................................................................ ...33


                     PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (unaudited)



                                                        PSINET INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                                         ------------------           -----------------
                                                                                  (IN MILLIONS OF U.S. DOLLARS)
                               ASSETS



Current assets:
     Cash and cash equivalents                                                          $ 666.9                     $ 853.6
     Restricted cash and restricted short-term investments                                133.4                       154.1
     Short-term investments and marketable securities                                     175.5                       747.6
     Accounts receivable, net of allowances of $48.0 and $18.0                            238.1                       103.6
     Prepaid expenses                                                                      37.8                        20.6
     Other current assets                                                                  94.0                        62.9
     Net current assets of discontinued operations (Note 4)                                47.3                           -
                                                                      --------------------------   -------------------------
          Total current assets                                                          1,393.0                     1,942.4

Property, plant and equipment, net                                                      2,257.0                     1,162.6
Goodwill and other intangibles, net                                                     1,609.3                     1,212.0
Other assets and deferred charges                                                         259.6                       175.3
Net non-current assets of discontinued operations (Note 4)                                 38.4                           -
                                                                      --------------------------   -------------------------
          Total assets                                                                $ 5,557.3                   $ 4,492.3
                                                                      ==========================   =========================

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt                                                            $ 179.7                     $ 115.0
     Trade accounts payable                                                               276.3                       141.5
     Accrued payroll and related expenses                                                  53.7                        16.1
     Other accounts payable and accrued liabilities                                       202.6                        85.3
     Accrued interest payable                                                              74.1                        94.7
     Deferred revenue                                                                      38.9                        29.5
                                                                      --------------------------   -------------------------
         Total current liabilities                                                        825.3                       482.1

Long-term debt                                                                          3,434.2                     3,185.2
Other liabilities                                                                          58.2                       102.0
                                                                      --------------------------   -------------------------
         Total liabilities                                                              4,317.7                     3,769.3
                                                                      --------------------------   -------------------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                                                      972.5                       375.2
     Common stock                                                                           2.0                         1.5
     Capital in excess of par value                                                     2,972.7                     1,194.8
     Accumulated deficit                                                               (2,676.7)                     (861.5)
     Treasury stock                                                                         0.0                        (2.0)
     Accumulated other comprehensive income                                                23.2                       125.4
     Bandwidth asset to be delivered under IXC agreement                                  (54.1)                     (110.4)
                                                                      --------------------------   -------------------------
          Total shareholders' equity                                                    1,239.6                       723.0
                                                                      --------------------------   -------------------------

          Total liabilities and shareholders' equity                                  $ 5,557.3                   $ 4,492.3
                                                                      ==========================   =========================


The accompanying notes are an integral part of these condensed consolidated financial statements

                                   PSINET INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------    -------------------------------------
                                                        2000                  1999                2000                 1999
                                                 -------------------    -----------------    ----------------    -----------------
                                                             (IN MILLIONS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)



Revenue:
    Access & hosting solutions                              $ 204.1              $ 140.6             $ 582.8              $ 369.3
    Transaction solutions                                      48.2                    -               140.0                    -
    Consulting solutions                                      100.2                    -               120.4                    -
                                                 -------------------    -----------------    ----------------    -----------------
                                                              352.5                140.6               843.2                369.3
                                                 -------------------    -----------------    ----------------    -----------------
Operating costs and expenses:
    Cost of access & hosting solutions                        142.1                 98.5               419.1                261.3
    Cost of transaction solutions                              27.4                    -                80.9                    -
    Cost of consulting solutions                               72.4                    -                85.7                    -
                                                 -------------------    -----------------    ----------------    -----------------
                                                              241.9                 98.5               585.7                261.3
    Sales and marketing                                        56.4                 27.5               150.1                 68.1
    General and administrative                                 68.0                 14.9               148.1                 47.3
    Depreciation and amortization                             101.4                 41.6               365.2                102.8
    Impairment charge                                         504.0                                    504.0
    Restructuring charges, net                                 16.2                    -                33.1                    -
    Costs related to planned distribution
      or sale of Inter.net                                      0.6                    -                 2.7                    -
                                                 -------------------    -----------------    ----------------    -----------------

         Total operating costs and expenses                   988.5                182.5             1,788.9                479.5
                                                 -------------------    -----------------    ----------------    -----------------

Loss from continuing operations                              (636.0)               (41.9)             (945.7)              (110.2)

Interest expense                                              (75.4)               (59.4)             (232.2)              (120.8)
Interest income                                                14.9                 19.8                61.7                 32.5
Other income (expense), net                                    10.9                 (1.1)               43.7                 (1.4)
                                                 -------------------    -----------------    ----------------    -----------------
Loss from continuing operations before
     income taxes and minority interest                      (685.6)               (82.6)           (1,072.5)              (199.9)

Income tax benefit                                                -                  0.3                   -                  0.7

Minority interest                                               0.5                    -                 0.5                    -
                                                 -------------------    -----------------    ----------------    -----------------
Net loss from continuing operations                          (685.1)               (82.3)           (1,072.0)              (199.2)

Discontinued operations:
     Income (loss) from discontinued
        operations                                            (29.0)                   -               (30.1)                   -
     Loss on disposal of discontinued
        operations, including provision of
        $5.1 million for operating losses
        during the phase out period                          (666.0)                   -              (666.0)                   -
                                                 -------------------    -----------------    ----------------    -----------------
Net loss                                                   (1,380.1)               (82.3)           (1,768.1)              (199.2)
Return to preferred shareholders                              (17.2)                (6.4)              (49.2)               (11.2)
                                                 -------------------    -----------------    ----------------    -----------------
Net loss available to common shareholders                $ (1,397.3)             $ (88.7)         $ (1,817.3)            $ (210.4)
                                                 ===================    =================    ================    =================
Net loss per share - basic and diluted:

     Continuing operations                                  $ (3.69)             $ (0.68)            $ (6.66)             $ (1.75)
     Discontinued operations                                $ (3.65)                 $ -             $ (4.14)                 $ -
                                                 -------------------    -----------------    ----------------    -----------------
        Net loss per share - basic and diluted              $ (7.34)             $ (0.68)           $ (10.80)             $ (1.75)
                                                 ===================    =================    ================    =================
Shares used in computing basic and
     diluted loss per share (in thousands)                  190,372              129,688             168,258              120,210
                                                 ===================    =================    ================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements


                             PSINET INC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Nine Months Ended September 30,
                                                                      --------------------------------------------
                                                                            2000                       1999
                                                                      ------------------          ----------------
                                                                              (In millions of U.S. dollars)




Net cash used in operating activities                                          $ (286.5)                 $ (203.5)
                                                                      ------------------          ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                         (990.5)                   (217.2)
     Purchases of short-term investments                                         (488.5)                 (1,073.8)
     Proceeds from maturity or sale of short-term investments                   1,061.3                     262.6
     Investments in certain businesses, net of cash acquired                     (167.9)                   (238.5)
     Restricted cash and short-term investments                                    20.6                      25.0
     Other, net                                                                     3.6                       0.8
                                                                      ------------------          ----------------
             Net cash used in investing activities                               (561.4)                 (1,241.1)
                                                                      ------------------          ----------------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                 5.0                   1,278.4
     Repayments of debt                                                           (28.2)                   (107.1)
     Principal payments under capital lease obligations                           (87.0)                    (45.6)
     Proceeds from equity offerings, net                                          772.7                     742.0
     Proceeds from exercise of common stock options                                45.9                      11.2
     Payments of dividends on preferred stock                                         -                      (0.4)
     Other, net                                                                    (1.1)                        -
                                                                      ------------------          ----------------
             Net cash provided by financing activities                            707.3                   1,878.5
                                                                      ------------------          ----------------
Effect of exchange rate changes on cash                                           (46.1)                      3.4
                                                                      ------------------          ----------------
Net (decrease) increase in cash and cash equivalents                             (186.7)                    437.3
Cash and cash equivalents, beginning of period                                    853.6                      56.8
                                                                      ------------------          ----------------
Cash and cash equivalents, end of period                                        $ 666.9                 $   494.1
                                                                      ==================          ================

Supplemental disclosures of cash flow information
 Noncash investing and financing activities:
        Capital lease obligations incurred                                     $  243.1                 $   127.9
        Acceptance of IXC bandwidth                                                56.3                      35.7
        Common stock issued for acquisitions                                    1,510.0                         -


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   PSINET INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These condensed consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of PSINet Inc. and its subsidiaries (collectively, "PSINet" or the "Company") as of and for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain reclassifications have been made to previously reported amounts to conform to current presentation.

NOTE 2 - ACCOUNTING POLICIES

FOREIGN CURRENCY - Gains and losses on translation of the accounts of the Company's non-U.S. operations, including intercompany balances invested for the foreseeable future, are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity. At September 30, 2000 and December 31, 1999, the cumulative foreign currency translation adjustment was $(11.7) million and $47.6 million, respectively. Transaction gains and losses on the Company's non-functional currency denominated assets and liabilities are recorded in the condensed consolidated statements of operations within "Other income (expense), net".

REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable.

Revenues from access and hosting solutions are recognized ratably over the terms of the contracts, which are generally one to two years. Revenues from transaction solutions are recognized as the related services are performed. Revenue from consulting solutions is recognized based on the nature of the contract. Revenue from fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. The Company periodically evaluates cost and revenue assumptions in fixed-price contracts. Revenue from time-and-materials contracts is accounted for as time is incurred. Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recorded in the period the losses are determinable. Cash received in advance of revenue earned is recorded as deferred revenue.

Revenues recognized under the Company's services for equity program are at the fair value of the services provided or the equity securities received, whichever is more readily determinable. The fair value of the services provided is determined by comparison to comparable cash transactions with third parties and the fair value of the securities received is determined by reference to recently issued similar equity securities by the third party for cash, if available. During the three and nine months ended September 30, 2000, the Company recognized revenues from services for equity of $5.0 million and $8.5 million, respectively.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and SAB 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. During October 2000, the SEC issued interpretive guidance on the implementation of SAB 101. The Company is evaluating this interpretive guidance. The Company believes its existing revenue recognition policies and procedures surrounding access, hosting and transaction solutions revenues are in compliance with SAB 101 and, therefore, SAB 101's adoption will have no material impact on the Company's consolidated financial position, results of operations or cash flows. The Company's consulting solutions revenues are solely from its recent acquisition of Metamor. The Company is continuing to evaluate the effect of SAB 101 on its consulting solutions revenue.

SEGMENT REPORTING - For the three months ended September 30, 2000, the Company was principally organized into four geographic operating segments (U.S./Canada, Latin America, Europe and Asia/Pacific) and two vertical product segments (Transaction Solutions and Inter.net). Beginning in the fourth quarter of 2000, the Company has reorganized its structure, including a change in the chief operating decision maker, and is in the process of realigning its financial reporting to accommodate the new structure.

NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The Company has historically incurred losses from continuing operations, which have been funded primarily through borrowings and through the issuances of debt and equity securities. As of September 30, 2000, the Company had approximately $1.0 billion of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts. As previously announced during September 2000, management determined that the Company's capital requirements under its business plan for fiscal year 2001 were greater than available capital resources. Management began evaluating the availability of additional financing to meet the financial objectives, including the sale of certain non-strategic assets and other sources of capital. Capital expenditure requirements through 2001 have been reduced by between $100 million and $200 million, primarily by delaying the construction of hosting centers scheduled to open after the end of 2001. The Company has taken restructuring charges in the first and third quarters of 2000, and expects to take additional restructuring actions in the fourth quarter of 2000. Additionally, the Company is closely monitoring the level of cash payments and commitments. The Company has begun to take actions to substantially reduce commitments requiring cash payments in the fourth quarter of 2000 and for all of 2001.

Should the Company be unable to complete the sale of its non-strategic assets for a sufficient price, or obtain sufficient additional capital or financing to enable the Company to meet future capital expenditure and working capital requirements, or successfully complete the other actions described above, management would be required to significantly modify its current business plan for the remainder of the current year and fiscal year 2001. Such modifications would likely result in a more significant reduction in planned capital expenditures. Despite the efforts currently underway, there can be no assurance that the Company will be able to sell such assets, have access to sufficient additional capital or financing on satisfactory terms to enable it to meet future capital expenditure and working capital requirements or that it will be able to successfully implement such modifications. In the event the Company is unable to sell such assets, obtain such capital or financing or implement such modifications, it could be unable to satisfy its obligations to third parties, which could result in defaults under the existing debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against the Company. Such events would have a material adverse effect upon the Company and would threaten its ability to continue as a going concern.

NOTE 4 - DISCONTINUED OPERATIONS

In November 2000, the Company approved a plan to dispose of its 80% owned consolidated subsidiary, Xpedior Incorporated ("Xpedior"), acquired in conjunction with the acquisition of Metamor in June 2000. As

Xpedior represents a separate major line of business and has its own class of customers, the Company has classified Xpedior as a discontinued operation for all periods presented. Included in the Company's net loss for the three months ended September 30, 2000 is its share of Xpedior's net loss of $28.5 million for the same period. Additionally during the quarter, the Company accrued approximately $663.8 million for the estimated loss on the disposal of Xpedior, including approximately $5.0 million for estimated operating losses of Xpedior during the phase out period. The estimated fair value of Xpedior used in calculating the loss on disposal was estimated by reference to the value of Xpedior's publicly traded equity securities and other factors. In November 2000, the Company made an additional investment of $15 million in Xpedior in the form of convertible preferred stock. The Company has engaged investment advisors to pursue the sale of its stake in Xpedior and presently anticipates such disposal to occur by March 31, 2001.

In October 2000, the Company sold its operations in its India/Middle East/Africa region ("IMEA"), which was previously reported as a separate segment in the first quarter of 2000 and was then subsequently consolidated with its Europe segment in the second quarter of 2000. The Company recognized a loss on disposal of $2.2 million, including $0.1 million for losses during the phase out period.

Revenues related to discontinued operations were approximately $53.1 million and $63.7 million for the three and nine months ended September 30, 2000. These operations were not included in the Company's 1999 results of operations. Included in net current assets and net non-current assets of discontinued operations in the Company's condensed consolidated balance sheets are the following combined accounts of Xpedior and IMEA (in millions of U.S. dollars):



NET CURRENT ASSETS:                                                             SEPTEMBER 30, 2000
                                                                                 ------------------

  Cash and cash equivalents                                                                 $ 15.3
  Accounts receivable, net                                                                    60.5
  Prepaid expenses                                                                             4.3
  Other current assets                                                                        14.0
  Current portion of long term debt                                                           (0.5)
  Trade accounts payable                                                                     (12.1)
  Accrued payroll                                                                            (13.6)
  Other accounts payable and accrued liabilities                                             (20.6)
                                                                                             ------
TOTAL NET CURRENT ASSETS                                                                    $ 47.3
                                                                                             ======

NET NON-CURRENT ASSETS:
  Property and equipment, net                                                               $ 34.4
  Goodwill and other intangibles, net                                                         47.9
  Long term debt                                                                              (4.2)
  Other liabilities                                                                           (4.0)
  Minority interest                                                                          (35.7)
                                                                                             ------
TOTAL NON-CURRENT ASSETS                                                                     $38.4
                                                                                              =====


NOTE 5 - ASSETS HELD FOR SALE

In November 2000, the Company approved a plan to sell certain assets, principally consisting of certain of its consulting solutions businesses, that are not critical to the strategy of offering integrated web solutions for business customers. These businesses were acquired as a part of the acquisition of Metamor. These assets are classified in their respective historical line items in the condensed consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000.

The market valuation of companies in the e-services consulting space has decreased dramatically since the announcement of the Company's intention to acquire Metamor in March 2000. This decrease, combined with the decision to sell certain assets, triggered a review of the recoverability of the goodwill, other intangibles and other long-lived assets. As a result, the Company recorded a $504.0 million impairment charge during the three months ended September 30, 2000, reflecting the write-down of these assets to their estimated fair market value. Fair value was determined based upon prices for similar assets and the results of available valuation techniques. Included in the Company's net loss for the three months ended September 30, 2000 is approximately $4.8 million of net income relating to the operations of the assets identified as held and used, excluding the $504.0 million impairment charge.

Revenue related to the assets identified as held and used was approximately $60 million during the three months ended September 30, 2000. These operations were not included in the Company's 1999 results of operations. Included in the Company's condensed consolidated balance sheets are the following accounts relating to assets held and used (in millions of U.S. dollars):



NET CURRENT ASSETS:                                                              SEPTEMBER 30, 2000
                                                                                 ------------------
  Cash and cash equivalents                                                                  $ 12.7
  Accounts receivable, net                                                                     64.1
  Other current assets                                                                          4.7
  Other accounts payable and accrued liabilities                                              (19.8)
  Other current liabilities                                                                   (16.5)
                                                                                             ------
TOTAL NET CURRENT ASSETS                                                                     $ 45.2
                                                                                             ======

NET NON-CURRENT ASSETS:
  Property and equipment, net                                                                $ 40.4
  Goodwill and other intangibles, net                                                         228.2
  Other assets and deferred charges                                                             0.8
  Long term debt                                                                               (5.8)
  Other liabilities                                                                            (0.7)
                                                                                              -----
TOTAL NON-CURRENT ASSETS                                                                    $ 262.9
                                                                                            =======


Since the intended sale of these assets was approved on November 1, 2000, these assets are classified as assets held and used as of September 30, 2000. Effective November 1, 2000, these assets are classified as assets held for sale. Depreciation and amortization on these assets will be suspended and such assets will continue to be classified in their respective historical line items at the lower of their carrying value or fair value less cost to sell.

NOTE 6 - RESTRUCTURING CHARGES

During the first and third quarters of 2000, the Company completed and approved two separate restructuring plans that were directed at developing a global brand image, eliminating certain network redundancies, streamlining operations and product offerings, and taking advantage of synergies created by its integration process. In the first quarter, the plan was principally related to actions to be taken in the Asia/Pacific, U.S./Canada and Latin America segments. In the third quarter, the plan was principally related to actions to be taken to reduce headcount. The Company expects similar restructuring actions to be taken in the fourth quarter of 2000.

SEPTEMBER 2000 RESTRUCTURING CHARGE:

During the third quarter of 2000, the Company recorded a restructuring charge of $22.2 million that relates to termination benefits for 104 employees.

The major components of the restructuring charge are as follows (in millions of U.S. dollars):

              Termination costs under severance agreements:

                 Cash payments                                                                        $ 2.6
                 Non-cash stock compensation                                                           18.6
              Employee costs under reduction in force ("RIF") plan                                      1.0
                                                                                                        ---
                      Total                                                                          $ 22.2
                                                                                                     ======


The Company expects substantially all of the cash payments to be made by September 30, 2001.

The termination charges under severance agreements result directly from the elimination of eleven management positions in the Company's Corporate division, and within the U.S./Canada and Asia/Pacific segments. The total charge of $21.2 million consists of $2.6 million of cash payments and $18.6 million in non-cash charges relating to the revaluation of stock options under each individual's severance agreement. A revaluation of stock options outstanding is required when severance terms result in a change to the existing terms of the stock options.

The RIF charge of $1.0 million resulted from the termination of 93 employees. These employees were located in the Europe segment and were full-time salaried employees from various departments. All terminations and termination benefits were communicated to the affected employees prior to or on September 30, 2000.

Liabilities under the RIF plan and the cash component of the termination charges under severance agreements are included in accrued payroll and related liabilities and the non-cash component of revalued stock options is included in additional paid-in capital. As of September 30, 2000, no significant amounts had been paid under the restructuring plan.

As of September 30, 2000, management does not believe there are any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs.

MARCH 2000 RESTRUCTURING CHARGE:

During the first quarter of 2000, the Company recorded a restructuring charge of $16.9 million in connection with termination charges for excess bandwidth and facilities, POP closures and RIF plans.

The major components of the restructuring charge as originally estimated and the activity through September 30, 2000 on these charges are as follows (in millions of U.S. dollars):

                                                         INITIAL     PAYMENT                      BALANCE AT
                                                         BALANCE     ACTIVITY          OTHER       9/30/00
                                                         -------     --------          -----      ----------


Termination charges for excess  bandwidth and
   facilities                                            $12.8         (3.7)            (6.0)       $3.1
Closure costs of POP facilities identified for
   decommissioning                                         3.4         (1.1)              --         2.3

Employee costs incurred under RIF plans                    0.7         (0.4)              --         0.3
                                                           ---         ----            -----        ----
        Total                                            $16.9       $ (5.2)           $(6.0)       $5.7
                                                         =====       ======            ======       ====

In the third quarter of 2000, the Company reversed $6.0 million of its initial restructuring charge that related to expected termination charges for excess bandwidth primarily in the Asia/Pacific segment. At the time the original restructuring plan was completed, it had been determined that the vendor to whom the termination liability was owed did not offer desirable products or services such that the Company could reduce or eliminate the termination liability.
In the third quarter of 2000, however, the Company's termination liability was waived by the bandwidth vendor upon completion of a new agreement with the vendor which included a future volume commitment on competitively priced services in the future.

The termination charges for excess bandwidth consisted mainly of $12.6 million for penalties incurred to terminate circuits across three geographic operating segments: $9.8 million in the Asia/Pacific segment, $2.3 million in the U.S./Canada segment, and $0.5 million in the Latin America segment. The remaining $0.2 million related to facility lease termination costs.

The POP closure charges resulted directly from downsizing and eliminating non-essential POP locations in the U.S./Canada segment. POP closure charges of $3.4 million were accrued in connection with the planned closure of 102 POPs, including $2.2 million in contractor costs to close duplicate and excess facilities, $0.8 million of circuit termination and facilities lease termination costs and $0.4 million of other related costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties are abandoned, lease buyout costs and costs to terminate telecommunications bandwidth directly associated with the POP. As of September 30, 2000, approximately 48% of the 102 POPs had been closed.

The RIF charge resulted from the termination of 132 employees. All terminations and termination benefits were communicated to the affected employees prior to or on March 31, 2000.

Liabilities for termination of excess bandwidth and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities. At September 30, 2000, approximately $5.4 million of the restructuring charge remained in other accounts payable and accrued liabilities and $0.3 million remained in accrued payroll and related liabilities. The Company expects all remaining amounts in connection with the restructuring charge to be paid before March 31, 2001.

Management believes the remaining accrual will be sufficient to cover the remaining costs associated with the restructuring plans and does not believe there are any additional unresolved contingencies or other issues that could result in further adjustments to the restructuring costs incurred during the first quarter of 2000.

The Company expects that the restructuring plan related to terminating excess bandwidth and closing facilities will have a favorable effect on its financial position and future operating results. Expected cost savings include:

- reduced annual operating costs of approximately $15 million; and
- reduced annual depreciation and amortization expense of approximately $9 million.

OTHER CHARGES:

During the first and second quarters of 2000, the Company identified certain assets to be written-off and certain tangible and intangible assets that required accelerated depreciation and amortization as a result of the assessment of the remaining useful lives to reflect the timing of when the assets identified in the restructuring would be taken out of service. The $94.2 million asset charge, included in depreciation and amortization for the nine months ended September 30, 2000, consists of the following:

- $86.1 million write-off of acquired tradenames;
- $4.4 million write-off and accelerated depreciation of obsolete equipment; and
- $3.7 million write-off of certain software assets.

The acquired tradename charge resulted from the Company's decision to utilize the PSINet brand for both ISP and non-ISP businesses. As a result, the Company decided to discontinue commercial use of its many acquired companies' tradenames. Approximately $35.2 million of this amount related to the tradenames acquired as part of the acquisition of Transaction Network Services, Inc. during November 1999. The Company believes the switch to the global use of the PSINet tradename should enhance both its global brand imaging and customer recognition efforts.

The write-off and accelerated depreciation of equipment relates to telecommunications equipment that will be removed from service as a result of closure of certain POPs and disposal of other network equipment. The write-off of software assets resulted from the decision to no longer utilize certain business software solutions.

NOTE 7 - ACQUISITIONS OF CERTAIN BUSINESSES

On June 15, 2000, the Company completed its acquisition of Metamor, a provider of information technology consulting, and changed Metamor's name to PSINet Consulting Solutions, Inc. The Company paid Metamor stockholders approximately 31.7 million shares of the Company's common stock, which was based on an aggregate of 35.2 million shares of common stock of Metamor outstanding as of the effective time of the acquisition at a conversion ratio of 0.9 shares of the Company's common stock for each share of Metamor's common stock outstanding. The Company also assumed options to acquire approximately 4.3 million shares of Metamor common stock which are exercisable for approximately 3.9 million shares of the Company's common stock. In addition, Metamor's outstanding 2.94% Convertible Subordinated
Notes due 2004 having a face amount at maturity of approximately $227.0 million became convertible into share's of the Company's common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity. Simultaneously with the acquisition, the Company invested $50.0 million in Xpedior, a majority owned subsidiary of Metamor, through a convertible note which has been converted into shares of convertible preferred stock. In November 2000, the Company made an additional investment of $15 million in Xpedior in the form of convertible preferred stock.

Additionally, during the nine months ended September 30, 2000, the Company acquired a 100% ownership interest in the following businesses:


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

Each of the above acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions has been preliminarily allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. As part of the allocation process, the Company evaluates each acquisition for acquired in-process research and development technologies. No in-process research and development technologies were identified for its 2000 acquisitions to date.

The Company has engaged an independent third party to determine the allocation of the total purchase price of its acquisition of Metamor, including Xpedior. The excess of the purchase price over the net tangible assets of Metamor, including Xpedior, was initially allocated to assembled workforce, customer relationships and goodwill, with useful lives from 4 to 20 years. The purchase price allocation has not been finalized. Accordingly, adjustments to the purchase price allocation may be recorded during the fourth quarter of 2000. Such adjustments are not expected to be material.

For certain acquisitions, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by the sellers of indemnification or other contractual obligations. These acquisition holdback liabilities are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback liabilities totaled $85.9 million at September 30, 2000. The Company has made payments of $7.6 million on acquisition holdbacks during the nine months ended
September 30, 2000.

In connection with the acquisitions made during the nine months ended September 30, 2000, liabilities assumed were as follows (in millions of U.S. dollars):

                                                      CASH PAID AND FAIR
                                                         VALUE OF STOCK
                                   FAIR VALUE OF        ISSUED IN EXCHANGE            LIABILITIES
                                 ASSETS ACQUIRED         FOR CAPITAL STOCK              ASSUMED
                                 ---------------        ------------------            -----------
Metamor (excluding Xpedior)             $1,242.0                 $  (837.6)                $404.4
  Xpedior                                  750.0                    (678.2)                  71.8
All others                                 109.6                     (74.9)                  34.7
                                        --------                 ---------                 ------
                                        $2,101.6                 $(1,590.7)                $510.9
                                        ========                 =========                 ======

The following represents the unaudited pro forma results of operations of the Company for the nine months ended September 30, 2000 and 1999 as if the Metamor acquisition had been consummated at January 1, 1999. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to this acquisition. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition actually been consummated at January 1, 1999 or the results that may occur in the future. The unaudited pro forma results of operations exclude the results of discontinued operations for all periods presented.

                                                          NINE MONTHS ENDED
                                     -------------------------------------------------------------
                                     SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                     ------------------                         ------------------
                                        (IN MILLIONS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenue                                      $ 1,068.9                                     $ 704.5
Net loss from continuing operations
 available to common shareholders            $(1,179.1)                                    $(229.4)
Basic and diluted loss per share from
 continuing operations                       $   (6.29)                                    $ (1.51)


Total amortization expense of goodwill and other intangibles was $28.7 million and $11.7 million for the three months ended September 30, 2000 and 1999, respectively, and $179.5 million and $29.3 million for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 8 - CONSUMER BUSINESS - INTER.NET LTD.

During the three and nine months ended September 30, 2000, the Company has incurred $0.6 million and $2.7 million, respectively, of direct incremental costs related to the Company's planned distribution or sale of its consumer business. In connection with acquisitions made in 1998 through 2000, the Company has amassed a significant number of consumer customers for which it provides access solutions throughout its operating regions. The Company's primary strategic focus is providing access, hosting, transaction and consulting solutions to business customers. Accordingly, in March 2000, the Company announced that worldwide retail consumer operations would be consolidated into a new retail business unit, known as Inter.net Ltd., and the Company began the disaggregation process during the second quarter of 2000. Inter.net is expected to initially serve an estimated 550,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. The Company is the preferred, but not sole, provider of access solutions to Inter.net for its customers.

As of September 30, 2000, the Company has segregated the results of Inter.net into a separate operating segment. The results for the nine months ended September 30, 2000 include the results for each operation transferred from the date it was consolidated into Inter.net. The Company is currently assessing its options regarding Inter.net, including a partial or complete sale of the business.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

                                                           SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                           ------------------             -----------------
                                                                     (IN MILLIONS OF U.S. DOLLARS)

       Telecommunications bandwidth                                 $  845.5                       $  500.2
       Data communications equipment                                 1,060.1                          546.3
       Leasehold improvements                                          191.4                          114.4
       Software                                                         96.6                           32.5
       Office and other equipment                                      115.1                           57.5
       Land and buildings                                              339.2                          124.6
                                                                    --------                       --------
                                                                     2,647.9                        1,375.5
       Less accumulated depreciation and amortization                 (390.9)                        (212.9)
                                                                    ---------                      --------

       Property and equipment, net                                  $2,257.0                       $1,162.6
                                                                    ========                       ========


Total depreciation and leasehold amortization expense was $72.7 million and $29.8 million for the three months ended September 30, 2000 and 1999, respectively, and $185.7 million (including $8.1 million relating to the first quarter restructuring charge) and $73.5 million for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000 and 1999, the Company capitalized interest of $43.9 million and $3.0 million, respectively.

NOTE 10 - DEBT

Debt consisted of the following:
                                                                                  SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                                                  ------------------             -----------------
                                                                                       (IN MILLIONS OF U.S. DOLLARS)

      10.0% Senior notes due 2005                                                      $ 600.0                        $ 600.0
      10.5% Senior notes due 2006 (Euro 150.0)                                           132.4                          150.9
      10.5% Senior notes due 2006                                                        600.0                          600.0
      11.0% Senior notes due 2009 (Euro 150.0)                                           132.4                          150.9
      11.0% Senior notes due 2009                                                      1,050.0                        1,050.0
      11.5% Senior notes due 2008                                                        350.0                          350.0
      2.94% convertible subordinated notes, $227.0 million face amount,
         due August 2004                                                                 200.2                              -
      Capital lease obligations at interest rates ranging from 2.7% to 17.3%             499.3                          359.7
      Notes payable at interest rates ranging from 1.8% to 12.7%                          47.2                           36.0
                                                                                          ----                           ----
                                                                                       3,611.5                        3,297.5
      Plus unamortized premium                                                             2.4                            2.7
                                                                                           ---                            ---
                                                                                       3,613.9                        3,300.2
      Less current portion                                                              (179.7)                        (115.0)
                                                                                       -------                        -------
      Long-term portion                                                              $ 3,434.2                      $ 3,185.2
                                                                                       =======                        =======

The senior notes are senior unsecured obligations of the Company ranking equivalent in right of payment to all existing and future unsecured and unsubordinated indebtedness of the Company, and senior in right of payment to all existing and future subordinated indebtedness of the Company. Interest is payable on the senior notes semi-annually. The indentures governing the senior notes contain certain financial and other covenants which, among other things, will restrict the Company's ability to incur further indebtedness, make certain payments (including payments of dividends) and investments, and sell assets. The Company was in compliance with these covenants at September 30, 2000.

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment and other fixed assets. During the nine months ended September 30, 2000 and 1999, the Company incurred capital lease obligations under these arrangements of $243.1 million and $127.9 million, respectively. At September 30, 2000, the aggregate unused portion under these arrangements totaled $216.1 million after designating $46.9 million of payables for various equipment purchases which will be financed under existing capital lease facilities. The capital lease obligations contain provisions which, among other things, require the maintenance of certain financial ratios, the maintenance of a minimum unrestricted cash balance and restrict the payment of dividends. The Company was in compliance with these covenants at September 30, 2000.

Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million are convertible into the Company's common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity.

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 was as follows (in millions of U.S. dollars):



                                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------        -------------------------------
                                                  2000               1999                 2000              1999
                                                  ----               ----                 ----              ----

Net loss                                      $ (1,380.1)        $ (82.3)           $ (1,768.1)          $ (199.2)
                                               ---------          ------             ---------             -------
Other comprehensive income (loss):
  Unrealized holding gains (losses)                (50.1)            2.2                 (42.8)               2.7
  Foreign currency translation adjustment          (30.5)           34.1                 (59.4)              14.6
                                                   ------          -----                 ------              ----
                                                   (80.6)           36.3                (102.2)              17.3
                                                   ------          -----                 ------              ----
Comprehensive loss                             $(1,460.7)         $(46.0)            $(1,870.3)           $(181.9)
                                               =========          ======             =========            =======

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has begun to take actions to substantially reduce commitments requiring cash payments in the fourth quarter of 2000 and for all of 2001. However, the Company still believes that its capital expenditures in 2000 will be greater than those in 1999. For the nine months ended September 30, 2000, total capital expenditures were $1,289.9 million, of which $990.5 million was in cash. For the year ending December 31, 2000, the Company expects its capital expenditures will be approximately $1.5 billion, subject to available capital resources.

At September 30, 2000, the Company was obligated to make future cash payments that total $488.9 million for acquisitions of global fiber-based telecommunications bandwidth, including IRUs or other rights. The Company is currently in negotiations to either reduce the cash payment requirements or extend the terms of existing commitments for certain obligations included in this commitment amount. If the Company takes full advantage of such acquired bandwidth and IRUs, then there will be additional costs, such as connectivity and equipment charges. The acquisition and installation of additional equipment necessary to access and light the bandwidth may also be required.

As of September 30, 2000, the Company had commitments to certain telecommunications vendors under operating lease agreements totaling $203.6 million payable in various years through 2011. Additionally, the Company has various agreements to lease office space, facilities and equipment and, as of September 30, 2000, the Company was obligated to make future minimum lease payments of $151.2 million under such non-cancelable operating leases expiring in various years through 2023.

In connection with the Company's previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, the Company is required to make payments over the next 18 years totaling approximately $79.1 million.

On September 30, 2000, the Company retained Winstar Communications Inc. to provide services necessary to construct and operate a fixed wireless network in Hong Kong under a license awarded to the Company in 2000. As a result of this agreement, the Company will own the facility and related capacity for the network. Under the terms of the agreement, the Company will make payments to Winstar for the construction and operation of the network totaling approximately $67.0 million through December 2004. Winstar will make payments to the Company for the use of a percentage of the network.

In February 2000, the Company launched PSINet Ventures, a corporate ventures program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures partners with innovative Internet entrepreneurs through direct minority equity investments, typically during early and mid-stage financing. PSINet Ventures has focused globally on application service providers, or ASPs, content service providers, or CSPs, eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that may enhance PSINet's financial and competitive technology and service positions. The services for equity structure permits the start-up company to purchase any PSINet service, including managed web hosting and VISP services, in exchange for equity rather than cash. As of September 30, 2000, PSINet Ventures owned equity in 115 companies, 11 of which are publicly traded. Investments in non-public companies are recorded on the balance sheet at cost while investments in public companies are recorded at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in shareholders' equity. The Company has invested cash of $161.9 million and committed to provide services with an estimated value of approximately $120.9 million under this program through September 30, 2000. In November 2000, the Company announced that it does not presently intend to make any additional cash investments through PSINet Ventures.

In November 2000, several actions were filed against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Virginia by persons alleging that they purchased the common stock of the Company during specified periods of time in 2000, alleging that the Company and certain of its officers and directors violated the securities laws of the United States. The Company believes that these lawsuits are without merit and intends to vigorously contest these actions, although no assurance can be given as to the outcome of these lawsuits.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these other matters will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

NOTE 13 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company's operations are organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific - and two vertical product segments - Transaction Solutions and Inter.Net. Unallocated corporate expenses are shown separately. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA, which the Company defines as losses from continuing operations before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, restructuring charges, impairment charges and costs related to the planned distribution or sale of the consumer business.

Operations of the Company's U.S./Canada segment include shared network costs, which the Company does not allocate to its other geographic segments for management reporting purposes. Unallocated corporate expenses consist primarily of personnel costs, professional services and corporate advertising and marketing expenditures and are included in the results of the Company's U.S./Canada segment for 1999. Capital expenditures include both assets acquired for cash and financed through capital leases and seller-financed arrangements.

Financial information for the Company's geographic operating segments is presented below (in millions of U.S. dollars):

                                                                                                       UNALLOCATED
                                 U.S./      LATIN                  ASIA/     TRANSACTION               CORPORATE
                                 CANADA     AMERICA    EUROPE     PACIFIC     SOLUTIONS     INTER.NET   EXPENSES   TOTAL
                                 ------     -------    ------     -------    -----------    ---------  ----------- -----

THREE MONTHS ENDED SEPTEMBER
30, 2000
Revenue                          $ 169.2     $ 10.8     $ 61.5       $ 39.2      $ 48.2    $ 23.6        --       $352.5
EBITDA                             (9.8)      (6.5)        2.2          3.9        13.5      (1.5)      (15.6)     (13.8)
Assets                           3,553.9      262.0      601.3        467.4       672.7      **         **       5,557.3
Capital expenditures               235.0       75.5       48.1         54.5        --        **         **         413.1

THREE MONTHS ENDED SEPTEMBER
30, 1999
Revenue                           $ 75.1      $ 7.3     $ 23.7       $ 34.5      *             *        *        $ 140.6
EBITDA                             (6.2)        1.1      (0.1)          4.9      *             *        *           (0.3)
Assets                           2,479.5      112.4      339.1        368.4      *             *        *        3,299.4
Capital expenditures               124.0        1.5       26.6         14.1      *             *        *          166.2

NINE MONTHS ENDED SEPTEMBER
30, 2000
Revenue                          $ 365.8     $ 34.4    $ 137.6      $ 115.9     $ 140.0    $ 49.5      --        $ 843.2
EBITDA                             (27.9)      (6.6)      (5.6)        10.0        40.4      (6.3)      (44.7)     (40.7)
Assets                           3,553.9      262.0      601.3        467.4       672.7      **         **       5,557.3
Capital expenditures               917.0       97.8      148.1        107.1        19.9      **         **       1,289.9

NINE MONTHS ENDED SEPTEMBER
30, 1999
Revenue                          $ 204.3     $ 10.5     $ 58.3       $ 96.2     *              *        *        $ 369.3
EBITDA                            (18.0)        1.9      (2.7)         11.4     *              *        *           (7.4)
Assets                           2,479.5      112.4      339.1        368.4     *              *        *        3,299.4
Capital expenditures               287.1        1.8       64.3         27.6     *              *        *          380.8

* Information is not readily available due to the acquisition of Transaction Solutions in November 1999, the formation of Inter.net in March 2000 and the segregation of a separate corporate headquarters function in January 2000.

** Assets and capital expenditures related to unallocated corporate expenses are included in the U.S./Canada segment. The segregation of assets and capital expenditures related to Inter.net will be completed in the fourth quarter.

EBITDA for all reportable segments differs from consolidated loss from continuing operations before income taxes and minority interest reported in the Company's condensed consolidated statements of operations as follows (in millions of U.S. dollars):

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ------------------              -----------------
                                                                2000               1999               2000               1999
                                                                 ----               ----               ----              ----



            EBITDA                                            $ (13.8)          $   (0.3)           $ (40.7)            $ (7.4)
            Reconciling items:
              Depreciation and amortization                    (101.4)             (41.6)            (365.2)            (102.8)
              Impairment charge                                (504.0)              ---              (504.0)              ---
              Restructuring charges                             (16.2)              ---               (33.1)              ---
              Costs related to planned distribution
                 or sale of Inter.net                            (0.6)              ---                (2.7)              ---
              Interest expense                                  (75.4)             (59.4)            (232.2)            (120.8)
              Interest income                                    14.9               19.8               61.7               32.5
              Other income (expense), net                        10.9               (1.1)              43.7               (1.4)
                                                             ---------          ---------        -----------          ---------
            Loss from continuing operations before
             income taxes and minority interest              $ (685.6)          $  (82.6)        $ (1,072.5)           $(199.9)
                                                             =========          =========        ===========           ========


NOTE 14 - SUBSEQUENT EVENTS

On November 6, 2000, the Company's Compensation Committee of the Board of Directors approved a grant of stock options for up to approximately 20 million shares of common stock to substantially all of its existing employees for retention purposes. The number of shares each grantee will receive will approximate 75% of the shares under current unexercised options the recipient holds as of November 6, 2000, whether such options are vested or unvested. The option exercise price is equal to fair market value on the date of grant. This new grant has a monthly vesting schedule over three years. The terms of previously granted options were not affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS, NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE RESULTS SHOWN HEREIN ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-Q AND INCLUDED IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

As an Internet Super Carrier (ISC), we offer integrated global e-commerce infrastructure, end-to-end IT solutions and a full suite of retail and wholesale Internet services primarily to business customers. We operate one of the largest global commercial data communications networks that is capable of transmission speeds in excess of three terabits per second. We serve approximately 90 of the 100 largest metropolitan statistical areas in the U.S., have a presence in the 20 largest telecommunications markets globally and operate in 28 countries. We conduct our business through operations organized into four geographic operating segments - U.S./Canada, Latin America, Europe and Asia/Pacific - and two vertical product lines - Transaction Solutions and Inter.net.

Our Internet-optimized network is the foundation upon which we offer a robust suite of value-added products and solutions that are designed to enable our customers, through their use of the Internet, to more efficiently transact and conduct eCommerce with their customers, suppliers, business partners and remote office locations. Our network reach allows our customers to access their corporate network and systems resources through local calls in over 150 countries. We expand the reach of our network by connecting with other large ISPs through contractual arrangements, called peering agreements, that permit the exchange of information between our network and the networks of our peering partners. We offer free peering to ISPs in more than 100 cities in the continental U.S., which provides each party with the opportunity to bypass the often congested and unreliable public exchange points, thereby improving overall network performance and customer satisfaction.

Our solutions and products include dedicated and global dial up access, managed services, collocation and shared hosting, point-of-sale services, financial services, enterprise resource planning system implementation, application development, application service provider services and managed applications. We provide access solutions and hosting solutions to approximately 100,000 corporate customers, which together with our ISP, carrier, small office/home office (SOHO) and consumer businesses around the world serve over 2.4 million end users. We also provide wholesale and private label network connectivity and related solutions to other ISPs and telecommunications carriers to maximize efficient use of our network capacity.

We have embarked on an initiative to expand our hosting solutions business. We have spent approximately $500 million during the nine months ended September 30, 2000, and we expect to spend approximately $150 million on the construction of hosting centers through the end of 2001, subject to the availability of capital resources. We currently have twelve hosting centers in service with approximately 800,000 square feet and by the end of 2000 plan to have 14 hosting centers in service with approximately one million square feet. We also have eight network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

     With the fiber and hosting center assets we have put in place, we believe we are well positioned to deliver on our customers' needs for consulting and managed web hosting services together with reliable high speed Internet access all from one source.

DISCONTINUED OPERATIONS

In November 2000, we approved a plan to dispose of our 80% interest in Xpedior Incorporated ("Xpedior"), acquired in conjunction with our acquisition of Metamor Worldwide Inc. ("Metamor") in June 2000. As Xpedior represents a separate major line of business and has its own class of customers, we have classified it as a discontinued operation for all periods presented. Included in our net loss for the three months ended September 30, 2000 is our share of Xpedior's net loss of $28.5 million for the same period. Additionally during the quarter, we accrued approximately $663.8 million for the estimated loss on the disposal of Xpedior, including approximately $5.0 million for estimated operating losses of Xpedior during the phase out period. In November 2000, we made an additional investment of $15 million in Xpedior in the form of convertible preferred stock. We believe that this $15 million investment was necessary to preserve and enhance our remaining shareholder value in Xpedior. We have engaged investment advisors to pursue the disposition of our stake in Xpedior and we presently anticipate such disposal to occur by March 31, 2001.

In October 2000, we sold our operations in our India/Middle East/Africa ("IMEA") region, previously reported as a separate segment in the first quarter of 2000 and consolidated with our Europe segment in the second quarter of 2000. We recognized a loss on disposal of $2.2 million, including $0.1 million for losses during the phase out period.

Actual amounts included in the condensed consolidated balance sheets as net current assets and net non-current assets can be found in Note 4 to our condensed consolidated financial statements under "Discontinued Operations."

ASSETS HELD FOR SALE

In November 2000, we approved a plan to sell certain assets, principally consisting of certain of our consulting solutions businesses, which are not critical to our strategy of offering integrated web solutions for business customers. These businesses were acquired as part of the Metamor acquisition. These assets are classified in their respective historical line items in our condensed consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000.

The market valuation of companies in the e-services consulting space has decreased dramatically since the announcement of our intention to acquire Metamor in March 2000. This decrease, combined with our decision to sell certain assets, triggered a review of the recoverability of the goodwill, other intangibles and other long-lived assets. As a result, we recorded a $504.0 million impairment charge during the three months ended September 30, 2000, reflecting the write-down of these assets to their estimated fair market value. Fair value was determined based upon prices for similar assets and the results of available valuation techniques. Included in our net loss for the quarter ended September 30, 2000 is approximately $4.8 million of net income relating to the operations of the assets identified as held and used. We have engaged investment advisors and valuation specialists to assist us with the valuation and sale of the assets identified as held and used and we presently anticipate these assets to be sold within the next year.

Since the sale of these assets was approved on November 1, 2000, these assets are classified as assets held and used as of September 30, 2000. Effective November 1, 2000, these assets are classified as assets held for sale. Depreciation and amortization will be suspended on these assets and they will continue to be classified in their respective historical line items at the lower of their carrying value or fair value less cost to sell. Changes in the estimated fair value will be reflected in our results of operations.

Actual amounts included in our condensed consolidated balance sheets relating to assets identified as held and used can be found in Note 5 to our condensed consolidated financial statements under "Assets Held For Sale."

RESTRUCTURING ACTIONS

During the first and third quarters of 2000, we completed and approved two separate restructuring plans that were directed at developing a global brand image, eliminating certain network redundancies, streamlining operations and product offerings, and taking advantage of synergies created by our integration process. In the first quarter, the plan was principally related to our Asia/Pacific, U.S./Canada and Latin America segments. In the third quarter, the plan was principally related to actions to be taken to reduce headcount. We expect similar restructuring actions to be taken in the fourth quarter.

SEPTEMBER 2000 RESTRUCTURING CHARGE:

During the third quarter of 2000, we recorded a restructuring charge of $22.2 million that relates to termination benefits for 104 employees.

The major components of the restructuring charge are as follows (in millions of U.S. dollars):

              Termination costs under severance agreements:
                 Cash payments                                                                      $ 2.6
                 Non-cash stock compensation                                                         18.6
              Employee costs under reduction in force ("RIF") plan                                    1.0
                                                                                                      ---
                      Total                                                                        $ 22.2
                                                                                                   ======

We expect substantially all of the cash payments to be made before September 30, 2001.

The termination charges under severance agreements result directly from the elimination of eleven management positions at Corporate, and our U.S./Canada and Asia/Pacific segments. The total charge of $21.2 million consists of $2.6 million of cash payments and $18.6 million in non-cash charges relating to the revaluation of stock options under each individual's severance agreement. A revaluation of stock options outstanding is required when severance terms result in a change to the existing terms of the stock options.

The RIF charge resulted from the termination of 93 employees. These employees were located in our Europe segment and were full-time salaried employees from various departments. All terminations and termination benefits were communicated to the affected employees prior to or on September 30, 2000.

Liabilities under the RIF plan and the cash component of the termination charges under severance agreements are included in accrued payroll and related liabilities and the non-cash component of revalued stock options is included in additional paid-in capital. As of September 30, 2000, no significant amounts had been paid under the restructuring plan.

MARCH 2000 RESTRUCTURING CHARGE:

The major components of the restructuring charge as originally estimated are as follows (in millions of U.S. dollars):

              Termination charges for excess bandwidth and facilities                           $12.8
              Closure costs of POP facilities identified for decommissioning                      3.4
              Employee costs incurred under reduction in force plans                              0.7
                                                                                                  ---
                      Total                                                                    $ 16.9
                                                                                               ======

In the third quarter of 2000, we reversed $6.0 million of our initial restructuring charge that related to expected termination charges for excess bandwidth primarily in our Asia/Pacific segment. At the time the original restructuring plan was completed, it had been determined that the vendor to whom the termination liability was owed did not offer desirable products or services such that we could reduce or eliminate the termination liability.

However, in the third quarter of 2000, our termination liability was waived by the bandwidth vendor upon completion of a new agreement which included a future volume commitment on competitively priced services in the future.

The termination charges for excess bandwidth and facilities consist mainly of $12.6 million for penalties incurred to terminate circuits across three of our geographic operating segments: $9.8 million in our Asia/Pacific segment, $2.3 million in our U.S./Canada segment, and $0.5 million in our Latin America segment. The remaining $0.2 million relates to facility lease termination costs.

The POP closure charges result directly from downsizing and eliminating non-essential POP locations in our U.S./Canada segment. POP closure charges of $3.4 million were incurred in connection with the planned closure of 102 POPs, including $2.2 million in contractor costs to close duplicate and excess facilities, $0.8 million of circuit termination and facilities lease termination costs and $0.4 million of other related costs. Closure and exit costs include payments required under lease contracts, less any applicable sublease income after the properties were abandoned, lease buyout costs and costs to terminate telecommunications bandwidth directly associated with the POP.

The RIF charge resulted from the termination of 132 employees. All terminations and termination benefits were communicated to the affected employees prior to or on March 31, 2000 and all remaining severance benefits are expected to be paid before March 31, 2001.

Liabilities for termination and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities. We expect all amounts to be paid before March 31, 2001.

We expect that the restructuring plan related to terminating excess bandwidth and closing facilities will have a positive effect on our financial position and future operating results. Expected cost saving include:

- reduced annual cost of access solutions of approximately $15 million; and
- reduced annual depreciation and amortization expense of $9 million.

Actual amounts of termination benefits, POPs and other restructuring related payments can be found in Note 6 to our condensed consolidated financial statements under "Restructuring Charges". We believe that cash flows from operations and available financing sources will be sufficient to implement and complete our intended restructuring actions.

OTHER CHANGES:

During the first and second quarters of 2000, the Company identified certain assets to be written-off and certain tangible and intangible assets that required accelerated depreciation and amortization as a result of the assessment of the remaining useful lives to reflect the timing of when the assets identified in the restructuring would actually be taken out of service. The $94.2 million asset charge, included in depreciation and amortization for the nine months ended September 30, 2000, consists of the following:

o $86.1 million write-off of acquired tradenames;
o $4.4 million write-off and accelerated depreciation of obsolete equipment; and
o $3.7 million write-off of certain software assets.

The acquired tradename charge resulted from our decision to utilize the PSINet brand for both ISP and non-ISP businesses. As a result, we decided to discontinue commercial use of our many acquired companies' tradenames. Approximately $35.2 million of this amount related to the tradenames acquired as part of our acquisition of Transaction Network Services Inc. during November 1999. We believe the switch to the global use of the PSINet tradename should enhance both our global brand imaging and customer recognition efforts.

The write-off and accelerated depreciation of equipment relates to telecommunications equipment that will be removed from service as a result of closure of certain POPs and disposal of other network equipment. The write-off of software assets resulted from the decision to no longer utilize certain business software solutions.

ACQUISITIONS

On June 15, 2000 we acquired Metamor. We paid Metamor stockholders approximately
31.7 million shares of our common stock, which was based on an aggregate of 35.2 million shares of common stock of Metamor outstanding as of the effective time of the merger and a conversion ratio of 0.9 shares of our common stock for each share of Metamor's common stock outstanding. We also assumed options to acquire approximately 4.3 million shares of Metamor common stock which are exercisable for approximately 3.9 million shares of our common stock. In addition, Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million became convertible into our common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity. Simultaneously with the acquisition, we invested $50.0 million in Xpedior, a majority owned subsidiary of Metamor, through a convertible note which has been converted into shares of convertible preferred stock. In November 2000, we invested an additional $15 million in Xpedior in the form of convertible preferred stock.

We engaged an independent third party to determine the allocation of the total purchase price of our acquisition of Metamor, including Xpedior. The excess of the purchase price over the net tangible assets of Metamor, including Xpedior, was initially allocated to assembled workforce, customer relationships and goodwill, with useful lives from 4 to 20 years. The purchase price allocation has not been finalized. Accordingly, adjustments to the purchase price allocation may be recorded during the fourth quarter of 2000. Such adjustments are not expected to be material.

In November 2000, we approved a plan to sell certain assets within our consulting solutions businesses as we feel they are not critical to our strategy of offering integrated web solutions for business customers. We have classified these assets as either discontinued operations or assets held for sale in our condensed consolidated financial statements.

STOCK SPLIT

On February 11, 2000, we effected a two-for-one split of our common stock by means of a stock dividend to holders of record as of the close of business on January 28, 2000. The financial statements and all references to common stock contained in this Form 10-Q give retroactive effect to the stock split.

CONSUMER BUSINESS - INTER.NET LTD.

During the three and nine months ended September 30, 2000, we have incurred $0.6 million and $2.7 million of direct incremental costs related to our planned distribution or sale of our consumer business. In connection with acquisitions made in 1998 through 2000, we have amassed a significant number of consumer customers throughout our operating regions. Our primary strategic focus is providing access, transaction, hosting and consulting solutions to business customers. Accordingly, in March 2000, we announced that worldwide retail consumer operations would be consolidated into a new retail business unit, known as Inter.net Ltd., and we began the disaggregation process during the second quarter of 2000. Inter.net is expected to initially serve an estimated 550,000 consumer accounts distributed throughout global markets (mostly outside of the United States), with over 30 localized consumer portals in more than 20 countries. We are the preferred provider, but not sole provider, of access solutions to Inter.net for its customers.

As of September 30, 2000, we have segregated the results of Inter.net into a separate operating segment. We are currently assessing our options regarding Inter.net, including a partial or complete sale of the business, to best maximize PSINet stakeholder value.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

(all charts below are in millions of U.S. dollars)

REVENUE

                                            THREE MONTHS ENDED:                                 NINE MONTHS ENDED:
                                      ----------------------------------           -----------------------------------------
                                      9/30/00     9/30/99    % INC/(DEC)           9/30/00           9/30/99     % INC/(DEC)
                                      ------      -------    -----------           -------           -------     -----------


         Access                       $165.3      $ 130.9         26%            $ 492.8              $ 341.9           44%
           % of total                     47%          93%        --                  58%                  93%          --
         Hosting                      $ 38.8        $ 9.7        300%             $ 90.0               $ 27.4          228%
           % of total                     11%           7%        --                  11%                   7%          --
                                     --------- -----------    ----------         ------------ ------------------ ------------
         Access & Hosting            $ 204.1      $ 140.6         45%            $ 582.8              $ 369.3           58%
           % of total                     58%         100%        --                  69%                 100%          --

         Transaction                  $ 48.2            *          *             $ 140.0                    *            *
           % of total                     14%           *          *                  17%                   *            *
         Consulting                  $ 100.2            *          *             $ 120.4                    *            *
           % of total                     28%           *          *                  14%                   *            *
         Total                       $ 352.5      $ 140.6        132%            $ 843.2              $ 369.3          128%

* Transaction and consulting revenues are the results of acquisitions that occurred after September 30, 1999.

Our access solutions revenue for the third quarter of 2000 grew 26% over the third quarter of 1999 and revenue for the nine months ended September 30, 2000 grew 44% over the nine months ended September 30, 1999. Our access solutions revenue continues to be favorably impacted by the acquisitions that contributed to the third quarter 2000, but not to the third quarter 1999. Current market conditions indicate that our future revenue growth in this product line may be modest compared to our historical revenue growth, as we plan to continue to exit high-volume, low-value products in order to strengthen our focus on larger, higher margin bandwidth sales. We will also continue to closely monitor the strategic value of being a wholesale provider in a market of declining prices and unproven customer business models.

Our hosting solutions revenue continued to provide impressive growth, although on a small base. Hosting solutions revenue for the third quarter of 2000 grew 300% over the third quarter of 1999 and revenue for the nine months ended September 30, 2000 grew 228% over the nine months ended September 30, 1999. Our average annual new contract value during the quarter for managed web accounts in the United States was over $350,000, an increase of approximately 45% over the average annual new contract value in the second quarter of 2000. We presently anticipate double digit growth rates in hosting solutions revenue to the extent we continue with the hosting center build-out, which is subject to available capital resources.

Our transaction solutions revenue posted a sequential growth rate of 2%. As this business enters its busy season for transaction processing, we expect to see stronger results in our transaction solutions business in the fourth quarter of 2000.

Our consulting solutions revenue for the third quarter of 2000 decreased 17% from the second quarter of 2000, after adjusting the second quarter results to a comparable basis. This decrease resulted from a combination of softness in the e-services consulting industry and the impact of transitional management issues experienced post acquisition. We are taking actions to integrate and stabilize the organization. Included in the revenues for the three months ended September 30, 2000 is approximately $60 million relating to the assets we have identified for sale. Our consulting solutions revenues for the three and nine months ended September 30, 2000 would have been approximately $153 million and $183 million, respectively, had Xpedior not been classified as a discontinued operation during the quarter.

GROSS PROFIT

                                THREE MONTHS ENDED:                             NINE MONTHS ENDED:
                               -------------------                              ------------------


                        9/30/00        9/30/99     % INC/(DEC)          9/30/00      9/30/99      % INC/(DEC)
                       -------         -------      -----------      -------         -------      -----------

Access & hosting         $ 62.0         $ 42.1          47%          $ 163.7          $ 108.0              52%
  % of revenue              30%             30%         --                28%              29%             --
Transaction              $ 20.8              *           *            $ 59.1                *               *
  % of revenue              43%              *           *                42%               *               *
Consulting               $ 27.8              *           *            $ 34.7                *               *
  % of revenue              28%              *           *                29%               *               *
     Total              $ 110.6         $ 42.1         163%          $ 257.5          $ 108.0             138%
      % of revenue          31%             30%                           31%              29%

* Transaction and consulting gross profits are the results of acquisitions that occurred after September 30, 1999.

Our overall gross margin improved from 30% to 31% and 29% to 31% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The improvement is largely due to the acquisition of the higher margin transaction solutions business, partially offset by the lower margin consulting solutions business. Both access and hosting solutions share the costs of operating our network. The margins for the combined business are relatively flat compared to last year for the periods presented. While our hosting solutions are anticipated to carry higher margins, we have experienced more customization costs than expected in the early stages of filling the recently opened hosting centers. Efforts are underway to reduce the level of customization associated with our hosting solutions.

OTHER COSTS

                                         THREE MONTHS ENDED:                               NINE MONTHS ENDED:
                                         -------------------                               ------------------
                               9/30/00      9/30/99           % INC/(DEC)         9/30/00       9/30/99          % INC/(DEC)
                               -------      -------           -----------        ---------      -------          -----------

Sales & marketing               $ 56.4       $ 27.5                  105%         $ 150.1       $  68.1                 120%
  % of revenue                     16%          20%            --                      18%           18%          --
General & administrative        $ 68.0       $ 14.9                  356%         $ 148.1       $  47.3                 213%
  % of revenue                     19%          11%            --                      18%           13%          --
Depreciation & amortization    $ 101.4       $ 41.6                  144%         $ 365.2       $ 102.8                 255%
  % of revenue                     29%          30%            --                      43%           28%          --
Interest expense                $ 75.4       $ 59.4                   27%         $ 232.2       $ 120.8                  92%
  % of revenue                     21%          42%            --                      28%           33%          --
Interest income                  $14.9       $ 19.8                 (25)%         $  61.7       $  32.5                  90%
  % of revenue                      4%          14%            --                       7%            9%          --
Other income (expense), net     $ 10.9      $ (1.1)            --                 $  43.7       $  (1.4)          --
  % of revenue                      3%           1%            --                       5%           --                    --

SALES AND MARKETING:

Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. The increases in sales and marketing expenses are due to the costs associated with the expansion of our domestic sales force to respond to opportunities in the web hosting business, growth of our sales force internationally in conjunction with our growth and acquisitions and continued increases in advertising costs designed to increase awareness of the PSINet brand, including the launch of a branding campaign during 2000 designed to leverage the PSINet brand worldwide.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel and provision for uncollectible accounts receivable. Our provision for uncollectible accounts was $11.6 million, $4.3 million and $1.3 million for the third quarter of 2000, the second quarter of 2000 and the third quarter of 1999, respectively. As a percentage of revenue, our provision was 3.3%, 1.6% and 1.0%, respectively, for these same periods. This trend reflects the combination of customers in the Internet industry being negatively impacted by recent market conditions and of systems integration issues in our recent acquisitions. Other general and administrative increases are attributable to the companies acquired and our own organic growth.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization costs for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 have increased both in amount and as a percentage of revenue as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, build out of hosting centers, and depreciation and amortization of tangible and intangible assets related to business acquisitions.

For the three months ended September 30, 2000, $72.7 million of our depreciation and amortization expenses related to depreciation of fixed assets and $28.7 million related to amortization of intangibles. For the nine months ended September 30, 2000, $185.7 million of our depreciation and amortization expenses related to depreciation of fixed assets and approximately $179.5 million related to amortization of intangibles. The amounts for the nine months ended September 30, 2000 include $86.1 million of accelerated amortization relating to the write-off of acquired tradenames and $8.1 million of accelerated depreciation relating to the write-off of obsolete equipment and certain software assets.

INTEREST EXPENSE:

Interest expense has increased due to the issuance of our 11% senior notes in July 1999 and our 10 1/2% senior notes in December 1999, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements. Interest expense is directly related to our borrowings. Interest expense will increase in absolute dollar terms in 2000 based on a full year of interest expense on our 1999 borrowings. Future increases in interest expense will depend on capital needs and availability and our financing decisions.

INTEREST INCOME:

Interest income has decreased during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease is due to the decrease in our cash, cash equivalents, restricted cash and restricted short term investments and short term investments balances during the third quarter of 2000. During the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, interest income increased due to interest received on the net proceeds of our various financing activities during 1999 and 2000, which we invest primarily in short-term investment grade and government securities until such time as we use them for other purposes.

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND LOSS PER SHARE

                                                      THREE MONTHS ENDED:                           NINE MONTHS ENDED:
                                                      -------------------                           ------------------
                                          9/30/00           9/30/99    % INC/(DEC)       9/30/00         9/30/99     % INC/(DEC)
                                          -------           -------    -----------       -------         -------     -----------
Net loss available to common
shareholders                          $    (1,397.3)   $       (88.7)     (1,475)%     $  (1,817.3)   $      (210.4)   (764)%
Shares used in computing loss per
share (in thousands)
                                            190,372          129,688          --           168,258          120,210        --
Loss per share                        $       (7.34)   $       (0.68)      (979)%      $    (10.80)   $       (1.75)   (517)%


The primary reasons for the increase in net loss available to common shareholders were:

o an estimated loss on the disposal, including a provision for operating losses during the phase out period, of discontinued operations of $666.0 million;
o an impairment charge of $504.0 million relating to the write-down of certain assets identified as non-strategic;
o non-recurring net restructuring charges of $33.1 million and accelerated depreciation and amortization of certain tangible and intangible assets of $94.2 million for the nine months ended September 30, 2000;
o    an increase in the return to preferred shareholders;
o    an increase in depreciation and amortization related to acquisitions; and,
o an increase in net interest expense due to the issuance of our senior notes.

The return to preferred shareholders is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same in each period presented.

ADDITIONAL SEGMENT INFORMATION

We evaluate the performance of our operating segments and allocate resources to them based on revenue and EBITDA, which we define as losses from continuing operations before interest expense and interest income, taxes, depreciation and amortization, other non-operating income and expense, restructuring charges, impairment charge and costs related to the planned distribution or sale of the consumer business.

Operations of our U.S./Canada segment include shared network costs that we do not allocate to our other geographic segments for management reporting purposes. Unallocated corporate expenses consist primarily of personnel costs, professional services and corporate advertising and marketing expenditures and are included in the results of our U.S./Canada segment for 1999. During the three and nine months ended September 30, 2000 and 1999, we had no single customer representing greater than 10% of our revenues.

Additional metrics for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows:

                                                        EBITDA AS A PERCENTAGE OF REVENUE
                                                        ---------------------------------
                                          THREE MONTHS ENDED:                            NINE MONTHS ENDED:
                                          -------------------                            ------------------
                                 9/30/00       9/30/99         % INC/(DEC)       9/30/00       9/30/99         % INC/(DEC)
                                 -------       -------         -----------       -------       -------         -----------
U.S./Canada                      (5.8)          (8.3)             29.8           (7.6)          (8.8)           13.4
Latin America                   (60.2)          15.1            (299.4)         (19.2)          18.1           206.0
Europe                            3.6           (0.4)            947.8           (4.1)          (4.6)           12.1
Asia/Pacifc                       9.9           14.2             (30.0)           8.6           11.9            27.2
Transaction Solutions            28.0         *                   --             28.9         *                 --
Inter.net                        (6.4)        *                   --            (12.7)        *                 --
Unallocated Corporate
    Expenses                     --             --                --             --             --              --
     Total                       (3.9)          (0.2)         (1,734.8)          (4.8)          (2.0)         (140.9)


* Information is not available due to the acquisition of Transaction Solutions in November 1999 and the formation of Inter.net in March 2000.

All of our segments have experienced changes in EBITDA during the periods presented due to our organic growth and our acquisitions as described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our loss from continuing operations differs from EBITDA only by depreciation and amortization, other non-operating income and expense, net restructuring charges, impairment charge and costs relating to the planned distribution or sale of Inter.net. Therefore, loss from continuing operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

ABILITY TO CONTINUE AS A GOING CONCERN:

We have historically incurred losses from continuing operations, which have been funded primarily through borrowings and through the issuances of debt and equity securities. As of September 30, 2000 we had approximately $1.0 billion of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts. As previously announced during September 2000, we determined that our capital requirements under our business plan for fiscal year 2001 were greater than available capital resources. We began evaluating the availability of additional financing to meet the financial objectives, including the sale of certain non-strategic assets and other sources of capital. Capital expenditure requirements through 2001 have been reduced by between $100 million and $200 million, primarily by delaying the construction of hosting centers scheduled to open after the end of 2001. We have taken restructuring charges in the first and third quarters of 2000, and expect to take additional restructuring actions in the fourth quarter of 2000. Additionally, we are closely monitoring the level of cash payments and commitments. We have begun to take actions to substantially reduce our commitments requiring cash payments in the fourth quarter of 2000 and for all of 2001.

We are taking additional steps to preserve and enhance stakeholder value. Outside consultants have been engaged to assist us in performing a thorough financial and operational review. We expect to complete this review prior to the issuance of our annual results in February 2001. As the review proceeds, our Board of Directors will consider whether long-term interests of our stakeholders are better served by remaining independent or seeking other strategic alternatives.

Should we be unable to complete the sale of non-strategic assets for a sufficient price, or obtain sufficient additional capital or financing to enable us to meet future capital expenditures and working capital requirements, or successfully complete the other actions described above, we would be required to significantly modify our current business plan for the remainder of the current year and fiscal year 2001. Such modifications would likely result in a more significant reduction in planned capital expenditures. Despite the efforts currently underway, we cannot assure you that we will be able to sell such assets, have access to sufficient additional capital or financing on satisfactory terms to enable us to meet our future capital expenditure and working capital requirements or that we will be able to successfully implement such modifications. In the event we are unable to sell such assets, obtain such capital or financing or implement such modifications, we could be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements and, after the passage of any applicable time and notice provisions, would enable creditors in respect to those obligations to accelerate the indebtedness and assert other remedies against us. Such events would have a material adverse effect upon us and would threaten our ability to continue as a going concern.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

Cash flows used in operating activities were $286.5 million and $203.5 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets, non-cash restructuring charges, impairment charges and losses on discontinued operations. Operating cash flows for the nine months ended September 30, 1999 also include the payment of a $48.0 million arbitration award.

Cash flows used in investing activities were $561.4 million and $1.2 billion for the nine months ended September 30, 2000 and September 30, 1999, respectively. Investments in certain businesses resulted in the use of $167.9 million and $238.5 million of cash for the nine months ended September 30, 2000 and September 30, 1999, respectively, net of cash acquired. Investments in our network and facilities during the nine months ended September 30, 2000 resulted in total additions to fixed assets of $1,289.9 million. Of this amount, $243.1 million was financed under vendor or other financing arrangements, $56.3 million of non-cash additions related to the OC-48 bandwidth acquired from IXC Internet Services, Inc. (IXC) and $990.5 million was expended in cash, including payment of $1.8 million for other network facilities that remained in accounts payable at December 31, 1999. For the nine months ended September 30, 1999, total additions were $380.8 million, of which $127.9 million was financed under equipment financing agreements, $35.7 million of non-cash additions related to the OC-48 bandwidth acquired from IXC, and $217.2 million was expended in cash. Purchases of short-term investments during the nine months ended September 30, 2000 were an aggregate of $488.5 million, offset by proceeds from the sale and maturity of short-term investments of $1.06 billion. Purchases of short-term investments during the nine months ended September 30, 1999 were an aggregate of $1.07 billion offset by the sale and maturity of short-term investments of $262.6 million. Investing cash flows for the nine months ended September 30, 2000 and September 30, 1999 were both increased by $20.6 million and $25.0 million, respectively, from changes in restricted cash and short-term investments related to various financing and acquisition activities.

Cash flows provided by financing activities were $707.3 million and $1.88 billion for the nine months ended September 30, 2000 and September 30, 1999, respectively. In the first nine months of 2000, we received $739.7 million of net proceeds from the issuance of our Series D preferred stock and $33.0 million from the deposit account relating to the exchange of a portion of our Series C preferred stock for our common stock. In the first nine months of 1999, we received $1.28 billion from the issuance of notes payable and $742.0 million from equity offerings. We made debt repayments aggregating $115.2 million and $152.7 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. During the nine months ended September 30, 2000 and September 30, 1999, we received proceeds from the exercise of stock options of $45.9 million and $11.2 million, respectively.

CAPITAL STRUCTURE:

Our capital structure at September 30, 2000 consisted of senior notes, capital lease obligations, convertible preferred stock and common stock.

Total borrowings at September 30, 2000 were $3.6 billion, which included $179.7 million in current obligations and $3.4 billion in long-term debt.

As of September 30, 2000, $216.1 million was available for purchases of equipment and other fixed assets under various lease financing arrangements, after designating $46.9 million of payables for various equipment purchases that we intend to finance under these agreements.

Some of our equipment leasing agreements contain financial covenants including minimum unrestricted cash requirements of $75 million, a minimum revenue requirement and a maximum ratio of debt to annualized revenue requirement.

At September 30, 2000, we were in compliance with all such financial covenants.

At September 30, 2000, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005, $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008, $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009, $600 million aggregate principal amount and Euro 150 million aggregate principal amount of 10 1/2% senior notes due 2006, and $200.2 million aggregate principal amount of 2.94% convertible subordinated notes due 2004.

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

o a limitation on our and our subsidiaries' incurrence of additional indebtedness, unless at the time of such incurrence, our ratio of debt to annualized operating cash flow would be less than or equal to 6.0 to 1.0 prior to April 1, 2001 and less than or equal to 5.5 to 1.0 on or after April 1, 2001, excluding certain permitted incurrences of debt;

o a limitation on our and our subsidiaries' incurrence of liens, unless the senior notes are secured equally and ratably with the obligation or liability secured by such lien, excluding certain permitted liens;

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

o    a limitation on certain transactions with our affiliates;

o a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the senior notes on the same terms as the guarantee of such indebtedness;

o a limitation on certain sale and leaseback transactions by us or our subsidiaries;

o a limitation on certain issuances and sales of capital stock of our subsidiaries; and

o a limitation on our ability to engage in any business not substantially related to a telecommunications business.

At September 30, 2000, we were in compliance with all such covenants.

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

At closing, the purchasers of the Series D preferred stock deposited approximately $57.9 million into an account established with a deposit agent. The Series D deposit account is not an asset of ours. Funds in the Series D deposit account will be paid to the holders of the Series D preferred stock each quarter in the amount of $0.875 per share in cash or may be used, at our option, to purchase shares of common stock at either 93% or 97% of the market price of the common stock on that date (depending on whether the registration statement covering the shares is effective) for delivery to holders of Series D preferred stock in lieu of cash payments. Holders of Series D preferred stock received a quarterly cash payment from the Series D deposit account on May 15, 2000 and August 15, 2000 and will continue to receive quarterly payments from the deposit account until February 15, 2001, unless earlier terminated in accordance with the terms of the Series D preferred stock. The funds placed in the Series D deposit account by the purchasers of the Series D preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, from the issue date through February 15, 2001.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS:

We have begun to take actions to substantially reduce our commitments requiring cash payments in the fourth quarter of 2000 and for all of 2001. However, we still believe that our capital expenditures in 2000 will be greater than those in 1999. For the nine months ended September 30, 2000, total capital expenditures were $1,289.9 million, of which $990.5 million was in cash. For the year ending December 31, 2000, we expect our capital expenditures to be approximately $1.5 billion, subject to available capital resources.

At September 30, 2000 we were obligated to make future cash payments totaling $488.9 million for acquisitions of global fiber-based telecommunications bandwidth, including IRUs or other rights. We are currently in negotiations to either reduce the cash payment requirements or extend the terms of existing commitments for certain obligations included in this commitment amount. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational.

As of September 30, 2000, we had commitments to certain telecommunications vendors under operating lease agreements totaling $203.6 million payable in various years through 2011. Additionally, we have various agreements to lease office space, facilities and equipment and, as of September 30, 2000, we were obligated to make future minimum lease payments of $151.2 million under those non-cancelable operating leases expiring in various years through 2023.

For certain acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $85.9 million at September 30, 2000, the majority of which is reported in other liabilities.

In connection with our previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we will make payments over the next 18 years totaling approximately $79.1 million.

On September 30, 2000, we retained Winstar Communications Inc. to provide services necessary to construct and operate a fixed wireless network in Hong Kong under a license awarded to us in 2000. As a result of this agreement, we will own the facility and related capacity for the network. Under the terms of the agreement, we will make payments to Winstar for the construction and operation of the network totaling approximately $67.0 million through December 2004. Winstar will make payments to us for use of a percentage of the network.

Through September 30, 2000, PSINet Ventures had invested cash of $161.9 million and committed to provide services with an estimated value of approximately $120.9 million under our services for equity program. During the three and nine months ended September 30, 2000, we have recognized approximately $5.0 million and $8.5 million, respectively, of revenue as a result of this program. In November 2000, we announced that we do not presently intend to make any additional cash investments through PSINet Ventures. Refer to Note 12 to our condensed consolidated financial statements under "Commitments and Contingencies" for a further description of our PSINet Ventures program.

In November 2000, several actions were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Virginia by persons alleging that they purchased our common stock during specified periods of time in 2000, alleging that certain of our officers and directors violated the securities laws of the United States. Refer to Item 1 "Legal Proceedings" under Part II on page 31 of this Form 10-Q for a further description of these actions.

SUBSEQUENT EVENTS

On November 6, 2000, the Compensation Committee of our Board of Directors approved a grant of stock options for up to approximately 20 million shares of common stock to substantially all of our existing employees for retention purposes. The number of shares each grantee will receive will approximate 75% of the shares under current unexercised options the recipient holds as of November 6, 2000, whether these options are vested or unvested. The option exercise price is equal to fair market value on the date of grant. This new grant has a monthly vesting schedule over three years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, we had other financial instruments consisting of cash, fixed and variable rate debt and short-term investments, which are held for purposes other than trading. The substantial majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. However, we have issued fixed rate Euro 150.0 million aggregate principal amount of 11% senior notes and Euro 150.0 million aggregate principal amount of 10 1/2% senior notes, which are subject to foreign currency exchange risk. The proceeds from the Euro senior notes are currently invested in Euro denominated cash and cash equivalents. A 10% change in the exchange rate for the Euro would impact quarterly interest expense by approximately $0.7 million and the carrying value of the Euro denominated notes would change by approximately $26.5 million. Annual maturities of our debt obligations at September 30, 2000, excluding capital lease obligations, were as follows: $7.0 million in 2000, $20.4 million in 2001, $9.8 million in 2002, $10.0 million in 2003, $200.2 million in 2004 and $2,864.8 million thereafter. At September 30, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $3,112.2 million and the fair value was $1,981.5 million. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at September 30, 2000 was 10.5%. Our investments are generally fixed rate short-term investment grade and government securities denominated in U.S. dollars. At September 30, 2000, all of our investments in debt securities are due to mature within twelve months and the carrying value of all of our investments approximates fair value. At September 30, 2000, $133.4 million of our cash was restricted in accordance with the terms of certain acquisition holdback agreements and other agreements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Individuals claiming to represent a purported class of similarly situated PSINet shareholders who purchased shares of PSINet between May 9, 2000 and November 2, 2000, have filed actions in the United States District Court for the Eastern District of Virginia. These actions are captioned: Charlene Harvey, David Goldin and Myron Harris v. PSINet, Inc., William L. Schrader, Harold S. Willis, and Larry Hyatt, filed Nov. 3, 2000; Bert Zauderer v. PSINet, Inc., William L. Schrader, Harold S. Willis and Larry Hyatt, filed Nov. 6, 2000; and Chava Markowitz v. PSINet, Inc., William L. Schrader, Harold S. Willis and Larry Hyatt, filed Nov. 7, 2000. Each of the actions names the Company and certain of its officers and directors as defendants and claims that the defendants made misstatements, failed to disclose material information, and otherwise violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder by participating in a scheme to deceive the investing public and by making untrue statements of material fact and/or omitting to state material facts necessary to make the statements not misleading. The complaints also allege that the named officers and directors of the Company influenced and controlled the decision-making of the Company, including the content and dissemination of the allegedly false and misleading statements, in violation of Section 20(a) of the Exchange Act. The actions seek compensatory damages in an unspecified amount and attorney's fees. In addition, individuals claiming to represent a purported class of similarly situated PSINet shareholders who purchased shares of PSINet between February 22, 2000 and November 1, 2000, have filed actions in the United States District Court for the Eastern District of Virginia making substantially similar allegations with respect to the class period just described. These actions are captioned Edward P. Clayman and Bonnie Clayman v. PSINet Inc., William L. Schrader, Harold S. Wills, and Larry Hyatt, filed Nov. 6, 2000; and Lawrence A. Grossberg v. William L. Schrader, Harold S. Wills, Larry Hyatt, and PSINet, Inc., filed Nov. 9, 2000. The Company is informed that additional complaints substantially similar to those described above have also been filed. The Company believes that these lawsuits are without merit and intends to vigorously contest these actions, although no assurance can be given as to the outcome of these lawsuits.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following Exhibits are filed herewith:

     Exhibit 27         Financial Data Schedule

     Exhibit 99.1       Risk Factors

(b)  Reports on Form 8-K

     On July 19, 2000, we filed a Current Report on Form 8-K which included as an exhibit our unaudited pro forma condensed combined financial information.

     On November 3, 2000, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing results for the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PSINET INC.

NOVEMBER 14, 2000         By:   /s/ WILLIAM L. SCHRADER
-----------------            --------------------------------------------------
        Date                    William L. Schrader
                                Chairman, Chief Executive Officer
                                  and Director
                                (Principal Executive Officer)

NOVEMBER 14, 2000         By:   /s/ LAWRENCE E. HYATT
-----------------            --------------------------------------------------
        Date                    Lawrence E. Hyatt
                                Executive Vice President and Chief
                                  Financial Officer
                                (Principal Financial Officer)

NOVEMBER 14, 2000         By:   /s/ LOTA S. ZOTH
-----------------            --------------------------------------------------
        Date                    Lota S. Zoth
                                Senior Vice President and Corporate Controller
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

     Exhibit
     Number        DESCRIPTION OF EXHIBIT                     LOCATION
     ------       -----------------------                    ----------


     27            Financial Data Schedule                    Filed herewith

     99.1          Risk Factors                               Filed herewith