Form 10-K
period 2000-12-31
PSINET INC
filed 2001-04-17
CIK 940716

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25812
                                ----------------
                                  PSINET INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

                 NEW YORK                                  16-1353600
      STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      44983 KNOLL SQUARE, ASHBURN, VA                          20147
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)
                                 --------------
                                 (703) 726-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              --------------------

SECURITIES REGISTERED PURSUANT TO
SECTION 12(g) OF THE ACT:                    COMMON STOCK, $.01 PAR VALUE
                                            PREFERRED STOCK PURCHASE RIGHTS
                                       SERIES C PREFERRED STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 3, 2001 based upon the closing price of the Common Stock on The Nasdaq Stock Market for such date, was approximately $35,919,378.

The number of outstanding shares of the registrant's Common Stock as of April 3, 2001 was approximately 191,570,016.

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2001 are incorporated by reference in Part III of this Form 10-K.

        The Index of Exhibits filed with this Report begins at page 79.

================================================================================

                                   PSINET INC.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I

            Item 1.     Business.................................................................................   1

            Item 2.     Properties...............................................................................  25

            Item 3.     Legal Proceedings........................................................................  25

            Item 4.     Submission of Matters to a Vote of Security Holders......................................  26

PART II

            Item 5.     Market For Registrant's Common Equity and Related Stockholder Matters....................  26

            Item 6.     Selected Consolidated Financial and Operating Data.......................................  27

            Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....  29

            Item.7A.    Quantitative and Qualitative Disclosures about Market Risk...............................  44

            Item 8.     Financial Statements and Supplementary Data..............................................  45

            Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  76

PART III

            Item 10.    Directors and Executive Officers of the Registrant.......................................  76

            Item 11.    Executive Compensation...................................................................  76

            Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................  76

            Item 13.    Certain Relationships and Related Transactions...........................................  76

PART IV

            Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  77

Signatures

Exhibits

                                     PART I

ITEM 1. BUSINESS

                                    PREFACE

     SOME OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SET FORTH IN PART II, ITEM 7 OF THIS FORM 10-K, CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS MAY INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS AND PERFORMANCE TO BE MATERIALLY DIFFERENT FROM THE FUTURE RESULTS OR PERFORMANCE EXPRESSED OR IMPLIED BY SUCH STATEMENTS. FURTHER, ALL OF THE STATEMENTS SET FORTH IN THIS FORM 10-K ARE QUALIFIED BY REFERENCE TO THE RISK FACTORS DISCUSSED UNDER RISK FACTORS BEGINNING ON PAGE 15 OF THIS FORM 10-K AND YOU ARE URGED TO CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                    BUSINESS

RECENT DEVELOPMENTS

In our filing on Form 10-Q for the third quarter ended September 30, 2000, we stated that our capital requirements under our business plan for fiscal year 2001 were greater than available capital resources. We acknowledged that in the event we were unable to significantly reduce our capital expenditures, sell non-strategic assets, or obtain financing, we could be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements. Such events would have a material adverse impact on us and threaten our ability to continue as a going concern. As of April 10, 2001, we had cash, cash equivalents, short-term investments and marketable securities held in financial institutions of approximately $520 million, of which approximately $27 million secures obligations under letters of credit and similar obligations. Our cash, cash equivalents, short-term investments, marketable securities and cash generated by the expected proceeds from asset sales are not expected to be sufficient to meet our anticipated cash needs absent successful implementation of one or more financial or strategic alternatives we currently have under consideration. Even if we implement successfully one or more of such alternatives, we cannot assure you that we will not run out of cash.

As we have announced previously, we have engaged Goldman, Sachs & Co. to assist us in analyzing and considering various financial and strategic alternatives available to us, including a strategic alliance or the possible sale of all or a portion of the company. We have also engaged Dresdner Kleinwort Wasserstein as a financial advisor to explore alternatives to restructure our obligations to our bondholders and other creditors. Dresdner Kleinwort Wasserstein's activities are being undertaken in conjunction with the ongoing activities of Goldman, Sachs & Co. We cannot assure you that we will be successful in restructuring our obligations or completing any of these strategic alternatives. These efforts are likely to involve our reorganization under the federal bankruptcy code. Even if we were successful in any of these efforts, it is likely that our common stock and preferred stock will have no value, and that our indebtedness will be worth significantly less than face value.

On April 3, 2001, The Nasdaq Stock Market announced that it had halted trading in our common stock and Series C preferred stock and that trading would remain halted until we had fully satisfied Nasdaq's request for additional information. We believe that we may not continue to satisfy the capital requirements for continued listing of our common stock and Series C preferred stock on Nasdaq, and we cannot provide any assurance that the trading halt will be lifted or that our common stock and Series C preferred stock will continue to be listed.

GENERAL

For the past few years, our business plan has been focused on growth through the acquisition of other Internet service providers and businesses, in addition to growing our customer base and serving customers, and the build-out of our network and hosting centers. However, due to our cash shortage and our inability to access the capital markets, we have had to modify this business plan. We have developed a strategy of reducing our capital expenditures and expenses, selling non-strategic assets and focusing on filling the fiber and hosting centers we currently have in place and concentrating on margin growth through bundled product offerings that will enable our customers to fill all of their web hosting, eCommerce, access and implementation needs with us. We cannot, however, assure you that this strategy will be successful.

BUSINESS OVERVIEW

We are a leading provider of Internet and eCommerce solutions to businesses. We offer a robust and integrated suite of value-added products that enables our customers to use the Internet for mission-critical applications. We provide corporate Internet access and private networks, including dedicated and dial-up Internet access; Web hosting, colocation and managed security; consulting solutions; and voice, fax and other audio-video products and applications. We bundle these diverse products into customized packages that provide our customers with complete end-to-end solutions with service level agreements that govern quality of service and delivery.

Our broad product and solution set is supported by our significant investment in our global network and hosting platforms. We operate one of the largest and most advanced global commercial data communications networks, capable of transmission speeds in excess of three terabits per second. Our global Tier 1 network is optimized for internet protocol, or IP, products and includes points-of-presence, or POPs, that serve over 900 metropolitan areas in 27 countries. This network is enhanced by nearly 70 private peering arrangements that permit the exchange of traffic between our network and those of our partners at over 160 points around the world. We have fiber covering a wide expanse of key telecommunications territories worldwide, including over 100,000 OC-12 equivalent route miles of lit fiber and over 88,000 route miles of dark fiber. We own 16 hosting centers in 16 cities in ten countries, encompassing over 1.5 million gross sq. ft. with over 415,000 sq. ft. of currently developed raised floor space and the potential to expand to approximately 710,000 sq. ft. of raised floor space. All of these centers have been constructed within the past two years and are located in key business centers and on some of our major fiber routes. We also operate ten additional colocation centers in ten cities in six countries, encompassing approximately 29,000 gross sq. ft.

Founded in 1989, we serve a full range of business customers, including small-and medium-sized enterprises and a quarter of the Fortune 500, as well as governments and educational institutions. In total, as of December 31, 2000 we served approximately 90,000 commercial accounts globally, covering approximately 90 of the 100 largest metropolitan statistical areas, or MSAs, in the U.S. and the 20 largest telecommunications markets globally. We reach these customers through an extensive global distribution network that includes approximately 950 sales and related support personnel and approximately 900 value added resellers, or VARs, systems integrators and Web design professionals throughout the world.

INDUSTRY OVERVIEW

Internet access services has been one of the fastest growing segments of the global telecommunication services market place. The internet service provider, or ISP, market is segmented into large national or multinational ISPs (Tier 1
ISPs), which are typically full-service providers that own or control large networks and offer a broad range of Internet access and value-added services to businesses, and regional and local ISPs (Tier 2 and Tier 3 ISPs), which typically do not own any network, and offer a smaller range of products and services to both individuals and business customers and may specialize in the provision of one IP-based product or service. Tier 1 ISPs also provide wholesale services by reselling capacity on their networks to smaller regional and local ISPs, thereby enabling these smaller ISPs to provide Internet services on a private label basis without building their own facilities.

The ISP market has been highly fragmented with, according to industry sources, over 6,700 providers estimated to be doing business in the U.S. and Canada alone. Due to the softening market and the lack of capital available, many local and regional ISPs that entered the market in the last few years are beginning to be consolidated with stronger, more well-capitalized ISPs or telecommunications providers. In addition, there recently have been several acquisitions of large ISPs by multinational telecommunications companies seeking to offer a more complete package of telecommunications products to their customers.

Growth in demand for business connectivity has recently been adversely affected by the number of "dot-coms" that have been forced to liquidate or seek acquirers. However, as more businesses evolve from establishing an Internet presence to utilizing secure connectivity between geographically-dispersed locations, remote access to corporate networks and business-to-business commerce solutions, the demand for high quality Internet connectivity and value-added services is still expected to grow.

Since the commercialization of the Internet in the early 1990s, businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Currently, many businesses are utilizing the Internet as a lower-cost alternative to certain traditional telecommunications services. For example, many corporations are connecting their remote locations using intranets and virtual private networks, or VPNs, to enable efficient communications with employees, customers and suppliers worldwide, providing remote access for a mobile workforce, reducing telecommunications costs by using value-added services such as IP-based fax and videoconferencing, and migrating legacy database applications to run over IP-based networks. Businesses of all sizes are demanding advanced, highly reliable solutions designed specifically to enhance productivity and improve efficiency. Moreover, businesses are seeking national and global ISPs that can securely and efficiently connect multiple, geographically-dispersed locations, provide global remote access capabilities and offer a full range of value-added services that meet their particular networking needs.

THE PSINET STRATEGY

Our objective is to be one of the top three providers of Internet access services and related communications services and products in each of the 20 largest global telecommunications markets. We employ the following strategies in pursuit of this objective:

PROVIDE AN INTEGRATED SOLUTION SET. We offer an integrated Internet infrastructure solution to a broad range of companies worldwide. Our global IP network provides the foundation for this solution set, enabling us to offer and efficiently deliver a broad range of access products. Our network also interconnects our 16 hosting centers in North America, Europe, Asia and Latin America. We believe this combination of network and hosting centers allows us to capitalize on the trend for companies to outsource critical business applications by offering a comprehensive and cost-effective suite of colocation, hosting, and other value-added products such as intranets, VPNs, multi-currency e-commerce, voice over internet protocol, or VOIP products, e-mail outsourcing, streaming media, security and remote user access. We also believe our broad consulting capabilities serve to attract and retain customers for our access and hosting offerings through the provision of sophisticated implementation and maintenance solutions, thereby increasing revenues for these two product lines and generating additional revenues directly from the consulting solutions themselves.

OPTIMIZE NETWORK AND HOSTING INFRASTRUCTURE. We believe we have built a powerful network of fiber assets with broad geographic coverage. The network is designed and built for scalability with the goal of managing costs in line with customer demand in a particular city or region. We remain focused on reducing costs as a percentage of revenue by maintaining a scaleable network and increasing network utilization. Similarly, we continue to streamline our hosting center infrastructure and operations to capitalize on the emerging market for managed services.

LEVERAGE MULTIPLE SALES CHANNELS. We pursue growth opportunities through a multi-channel distribution system that enables us to offer our products to a broader and more diversified customer base, and to build international and local brand awareness.

o Our direct sales force and related support personnel consist of approximately 950 individuals worldwide. Direct sales tactics include direct contacts with targeted corporate accounts and ISPs, inbound and outbound telemarketing, direct mail efforts, seminars and trade show participation.

o Our reseller and referral program includes more than 900 telecommunications service companies, equipment suppliers, networking service companies, and systems integrators. This program positions us to seek greater market reach with reduced overhead costs and to use the reseller and referral sources to assist in the delivery of complete solutions to meet our customer needs.

o We also maintain strategic alliances with selected technology and telecommunication companies to offer our products to the customers of these companies on a private-label or revenue-sharing basis.

LEVERAGE BRAND NAME RECOGNITION. Our marketing program is intended to build global and local strength and awareness of the PSINet brand, and uses television, radio and print advertising in targeted markets and publications to enhance awareness. We also implement a product marketing campaign, which results in leads for our direct sales teams as well as our resellers and strategic allies. This marketing effort is supplemented by direct mail, telemarketing, Web marketing, co-marketing agreements, and joint promotional efforts, as well as participation in trade shows to reach new commercial customers. As part of our marketing effort, PSINet sponsors several leading sports competitions and teams globally, including the Superbowl-winning Baltimore Ravens (whose home stadium is named PSINet Stadium), the European Football World Cup Championships, the French Open, and Shell-sponsored Team Rahal on the CART auto-racing circuit.

THE PSINET SOLUTION SET

Our core solution set includes three principal product lines: Access Solutions, Hosting Solutions and Consulting Solutions.

ACCESS SOLUTIONS

Our access products are defined by and delivered on our global IP network. This network was designed to feature a consistent global architecture and use common protocols, equipment, and management tools in order to deliver globally our dedicated access and private networking solutions. Multinational enterprise customers are provided a consistent global platform for public (Internet) and private business communications. Performance and reliability of our access solutions are likewise driven by these network characteristics. Customers that require reliable network connectivity, minimal latency, and security can benefit from our ability to deliver data among enterprise sites solely using our private, IP-optimized network. Our robust peering infrastructure is designed to further ensure performance when communicating with sites via the public Internet.

We provide a wide array of corporate Internet access solutions including:

o    Dedicated Access, with connection speeds ranging from 56 Kbps to 620 Mbps

o Intranet Private Networking, offering private data communications among corporate sites

o    Shared Access, with connection speeds ranging from 128 Kbps to 1.5 Mbps

o Dial Access, which provides LAN-Dial and LAN-ISDN, with speeds from 56 Kbps to 128 Kbps

o    Remote Access, with dial-up analog or ISDN service at speeds of up to 128
     Kbps

o Broadband Optical Link, which leases capacity to customers at up to OC-192 speeds

o    Global Transit, with connection speeds ranging from 1.5 Mbps up to 620 Mbps

o    Security Suite, which offers managed firewall solutions

To maximize the utilization of our network, we also provide connectivity to telecommunications carriers and ISPs through the wholesale offering of our access products. Our wholesale dial access serves the high end of the carrier and ISP market. Wholesale dial customers and prospects generally have large customer bases, significant knowledge of dial access technology and a staff dedicated to supporting the ongoing operations of managing a dial network.

Our network architecture is based on the following principles:

o Scalability - the design should accommodate data transmission capacities as high as OC-768 and beyond and include automated provisioning tools and intelligent management environments to facilitate scaling throughout the business

o Vendor-independent, standards-based - the infrastructure should be implemented to the extent practicable with equipment and services from multiple vendors, with network requirements driving equipment selection (not vice versa), and be open standards-based

o Efficiency - available resources should be engineered in an effort to insure maximum bandwidth availability as well as performance at all layers of the network and be used as efficiently as possible

o High reliability and availability metrics - service levels at each layer should strive to be industry-leading

o Flexible interfaces - new product designs should be easy to implement globally or locally

o Easy technology introduction process - new technology that supports any of the other principles should be capable of introduction into the production network with minimal impact on current legacy network and customers

To implement these principles, our network is organized into distinct layers. Each layer provides services to the layer above it. This layering is intended to facilitate a "best-of-breed" environment whereby the best provider of the required technology can support the functions needed without being encumbered by functions needed at other layers of the network. This strategy is also intended to allow us to manage the evolution of technology at the distinct layers at different rates without affecting service at the other layers of the network.

We have certified multiple vendors for the various layers of the network and hosting center infrastructure. The best-of-breed technology approach is designed to ensure that the latest innovations are leveraged while the multiple-vendor requirement is designed to ensure a competitive, reliable marketplace in which to purchase equipment necessary for the infrastructure. The diversity of vendors is also intended to eliminate common-mode failures possible with single vendor deployments.

The four lowest layers of our network form the underlying infrastructure on which all of our services are built. Their functional descriptions are as follows:

o    Layer 0: Dense wave division multiplexing, or DWDM, fiber management

o    Layer 1: Circuit management and physical diversity

o Layer 2: Topological diversity, traffic segregation, protocol-independent switching, and flow management

o Layer 3: Delivery of IP packets, interconnections with customers and other ISPs, adaptation to failure at any level, and hierarchical organization in four tiers

We manage each layer independently. Layer 3, the IP layer, forms the interface to which customers connect and products are built.

In the current deployment, Layer 0 has facilities deployed with tens of gigabits per second (multiple OC-192) with access and distribution facilities (customer, hosting center, and peering) currently peaking at 2.5 Gbps (OC-48). All major traffic aggregation elements (hosting centers and peering facilities) are located on our fiber facilities to facilitate rapid expansion and maximum flexibility.

We maintain distinct facility management operations functions to provide focus on the specific aspects of the infrastructure, including management of fiber, switching infrastructure, IP services, systems administration and hosting centers.

Our integrated network management environment includes a mix of PSINet-developed and vendor-provided simple network management tool, or SNMP, based tools, including automated provisioning for many services, network element inventory, automated configuration management and network alarm management.

Our optical network strategy is based upon achieving three objectives:

o Lower network backbone unit costs by employing optical technology platforms over a dark fiber infrastructure

o Deploy a global optical network to integrate distributed Web hosting centers and lines of business

o Provide a scalable solution to bandwidth capacity growth and time-to-market business requirements

We implemented our optical network strategy by acquiring both dark fiber and lit optical fiber assets through indefeasible rights of use, or IRUs, and other arrangements and deploying DWDM technologies and establishing a global, end-to-end optical network management capability.

Following our acquisition of fiber and technology platforms, we commenced deployment of regional-specific networks. Most of our equipment supply contracts have been structured as "engineering, furnish and install" contracts, with fixed prices and statements of work to install and commission the equipment in accordance with our acceptance standards and those of the equipment manufacturer.

Following acceptance of the equipment and the fiber from the respective suppliers, the network is turned over to the PSINet Fiber Management Center
(FMC) for ongoing operations and management. The FMC in Ottawa, Canada manages all optical infrastructure in North America, Latin America, and Asia Pacific, as well as trans-Pacific infrastructure. The FMC in La Chaux-de-Fonds, Switzerland manages all optical infrastructure in Europe. The two FMCs share the management of trans-Atlantic capacity and each can perform disaster recovery or emergency back-up for the other. Each FMC is responsible for managing the various optical equipment platforms deployed in their region, monitoring network health, provisioning optical capacities for internal and external customers, and maintaining the optical network.

We provide connectivity to our customers through our network. Our peering and transit products are now provisioned over private facilities, with very little legacy public peering connectivity still in place. We believe that these private facilities offer better reliability, scalability, and manageability. Free peering (where the other party pays for the facility but not for peering services) is available for all other ISPs that meet our technical criteria. Our unique free peering service provides connectivity to smaller ISPs over facilities that are then available to us to provision additional products such as transit, private-label e-mail, and VISP. Transit is available for all others such as content providers and those without a substantial connectivity customer base.

Peering is provisioned over dark fiber facilities whenever possible and when the other party is capable of accepting a fiber interface. For each peer, multiple private peering interconnects on each continent are implemented in an effort to produce the most reliable and manageable connectivity possible. Private peers are required to offer consistent routing announcements. Our architecture is intended to allow individual control of routes and traffic for maximum flexibility.

HOSTING SOLUTIONS

Since we entered the hosting arena over four years ago, we have invested in developing and integrating our outsourcing infrastructure, tools, staff, and processes in an effort to provide maximum value to customers through accelerated time to market, guaranteed performance and availability, managed scalability and security and flexible, comprehensive solutions.

We have built our product set in an effort to minimize single points of failure, optimize performance and enable secure, mission-critical solutions for our managed hosting customers. We have embraced the concept of managed hosting products, providing end-to-end service level agreements for our customers' online environments.

Our hosting infrastructure is fully integrated with our network. Our hosting centers are located at major network "super cores" on our backbone. These super cores are the largest inter-exchange points for Internet data transmission across our network or other peered networks. We believe that this approach provides for faster and more reliable data exchange and enables multiple-site implementations to be more efficiently deployed.

We offer a variety of Web hosting and colocation products including:

o Colocation, which provides customers with the means to house mission-critical Internet servers off-site directly on our worldwide backbone

o Managed and Flex Hosting, which provides customers with a dedicated, fully managed turnkey solution for outsourcing Internet environments, with either our or customer-owned hardware, respectively

o Shared Hosting, which provides our customers with hosting infrastructure to include servers, disk space, bandwidth, and services (backups, monitoring and WebTrends reporting), connected via high-speed lines to our worldwide backbone

o    Additional services, including Web site design and multimedia capabilities

We offer these products backed by service level agreements that guarantee customers minimum uptime levels and establish us as the single point of accountability for contracted services.

We currently have 16 hosting centers. These are located in Atlanta, Boston, Dallas, Herndon, Los Angeles, Miami, New York City, Toronto, Amsterdam, Berlin, Geneva, London, Paris, Seoul, Tokyo and Buenos Aires. Additionally, we have four colocation centers in Canada, four in Latin America and two in Asia.

Our hosting center development effort began in Herndon, Virginia in 1997. This facility was constructed to the then standard N+1 UPS system redundancy, and utilized a single generator. Following the construction of the Herndon center, the designs we utilized for the follow-on centers, New York and Los Angeles, became progressively more robust and fault tolerant.

In 1999, we accelerated the rate of development of our hosting centers throughout the world. A prototypical "system-plus-system" design was established for the electrical and mechanical systems for the U.S. centers. This fault-, change- and maintenance-tolerant design is intended to allow permanent around the clock electrical and environmental systems. This design is intended to allow any component of these systems to be isolated and serviced without affecting the customer loads, which would remain protected by redundant services during service or fault.

We have sought to consistently adhere to baseline build standards within each of our hosting centers. In areas outside the United States, designs are required to be locally compliant and serviceable. This requires designs utilizing a variety of equipment in different countries or regions for country-or region-specific technical or legal requirements, as well as local availability of service technicians and third-party support for hosting center components.

We have also sought to take into account business considerations in customizing our hosting center designs. Factors in our decision-making and design criteria included labor pool, competition, market need and other business drivers. Our goal is consistently to build to a standard higher than the competition to allow our hosting centers to offer a premium level of service at premium prices.

Our colocation centers are built to N+1 standards, and are generally smaller than our hosting centers. The four centers in Canada are located in Ottawa, Montreal, Toronto and Vancouver and total 5,500 sq. ft. The four colocation centers in Latin America are located in Rio de Janeiro, Sao Paulo, Santiago and Mexico City and total 11,000 sq. ft. The two colocation centers in Asia Pacific are located in Hong Kong and Korea and total 12,300 sq. ft.

CONSULTING SOLUTIONS

We offer both Internet-based and traditional IT consulting solutions to corporate customers providing strategy, design, implementation, integration, and network products. Our PCS consulting practices focus on the Global 2000 and middle market companies with a concentration in four primary vertical industries: transportation, financial services, manufacturing and telecommunications.

We provide global products to multinational corporations with a three-tiered approach featuring:

o    High-value, strategic consulting, planning, and solution design

o Mobilization of global infrastructure, development, delivery, implementation, and management resources

o Ongoing development, maintenance, and support via local and offshore development center resources

Our consulting sales teams, local delivery teams, and national practices are designed to follow a uniform solution selling methodology and quality assurance practices in an effort to ensure consistent performance and delivery of value to our customers.

All primary enterprise functions are addressed by our consulting practices via regional and national delivery teams including:

o    Supply chain management

o    ERP

o    Customer relationship management

o    Business system and process improvement

o    eBusiness application development and management

o    Quality assurance and testing

o    Mobile computing and telephony

o    Data warehousing

o    IT staff augmentation

PRICING

We believe our access product pricing is competitive with other Tier 1 providers. Market prices have fallen consistently since the late 1990s. While historically we and competitive providers have maintained relatively high list prices and offered substantial discounts on each sale, at the start of 2001, we adjusted our access product price list to "street pricing."

We believe our hosting product pricing is competitive with other Tier 1 managed hosting providers; however, pricing is dependent on such variables as the number of servers needed and the extent of services required. We believe pricing for hosting in the marketplace is taking divergent paths. Basic products are maturing to a point of commoditization, and pricing is dropping for these products (baseline monitoring, simple reporting, etc.). We believe custom and complex hosting products such as customized application monitoring and reporting, wide are network, or WAN, deployment, caching, and sophisticated technology are more likely to receive a premium in fees.

CUSTOMERS

As of December 31, 2000, our access business had approximately 67,000 accounts, including 20,000 in the United States, 5,900 in Canada, 22,500 in Europe, 14,900 in Asia Pacific, and 3,700 in Latin America, our hosting business had a total of approximately 25,700 accounts, including 6,000 in the U.S., 2,700 in Canada, 7,900 in Europe, 6,700 in Asia Pacific, and 2,400 in Latin America, and our consulting business had a total of 830 accounts, including 95 for the public sector practice area.

CUSTOMER SUPPORT

We believe customer service is a key differentiating component of our access and related products. We believe we employ a talented group of technically qualified customer service, network operations, and hosting center managers. We also believe our call centers and customer management tools closely link customer service with network and hosting center operations management and staff. Customer oversight is the responsibility of dedicated relationship managers, who coordinate specialists in installation, configuration, security and firewall management, and network topology. Security threats and service disruptions are addressed by network and hosting center operations teams while support representatives and relationship managers maintain customer communications. Our customer service teams are focused solely on Internet products and we believe we employ a uniquely consultative and technical approach to maximizing customer satisfaction.

We maintain customer service call centers and operations in several facilities around the world.

EMPLOYEES

As of March 1, 2001, we currently employ approximately 5,000 individuals, not including employees associated with discontinued operations or assets held for sale.

GEOGRAPHIC SUMMARY

We are organized along geographical lines and separated into five geographical operating units - United States and Canada (which together comprise our North America operations) and Europe, Latin America and Asia Pacific (which together comprise international operations).

For financial information relating to each of our geographic operating segments, see Management's Discussion and Analysis of Financial Condition - Results of Operations-Segment Information and Note 10 to our Consolidated Financial Statements included in Part II, Items 7 and 8 of this Form 10-K.

UNITED STATES. Our U.S. operations are based in Ashburn, Virginia and as of March 1, 2001 employed approximately 930 people in access and hosting operations and 1,640 people in consulting operations throughout the United States.

Our U.S. operations offer our full range of access products, operate 294 POPs in the region and serve approximately 90 of the largest 100 MSAs in the United States. We have peering arrangements with ISPs in more than 100 cities within the continental U.S., which in our view provides expansive coverage to decrease congestion at public network exchange points, improved overall network performance, and increased customer satisfaction.

Our U.S. fiber network is a core network asset providing high capacity connectivity to our global IP network. The fiber network connects 40 of the top 50 MSAs and a total of 60 cities in the U.S. The fiber network is composed of two main east-west paths (Atlanta-Los Angeles and New York-San Francisco) and three north-south paths (Boston-Miami, Chicago-Ft. Worth and Seattle-Los Angeles). In addition, the fiber network is deployed to all of our U.S. hosting centers. In total the network spans over 14,000 route miles.

Our U.S. fiber network is linked by high capacity, terrestrial and submarine cable systems to Canada, Europe, Asia, and Latin America. As with other layers and technologies, our global system architecture relies upon provider diversity and scalable bandwidth capacity. We have established international submarine system gateways in Los Angeles, Miami, and New York. U.S. terrestrial border crossings to Canada are located in Seattle, Detroit, Buffalo and Albany. A U.S. terrestrial border crossing to Mexico is planned for McAllen, Texas.

We currently operate five hosting centers in the U.S., located in Atlanta, Dallas, Herndon, Los Angeles and New York. Combined, these five centers consist of approximately 250,000 gross sq. ft. with 104,000 sq. ft. of currently developed raised floor space and have the potential to expand to 116,000 sq. ft. of raised floor space. As of December 31, 2000, we had a total rack capacity of 3,500 racks, of which 600 were leased.

In addition, we have constructed full service hosting centers in Boston and Miami that are ready to begin operations. These centers have over 155,000 gross sq. ft., and 51,000 sq. ft. of raised floor space. Additionally, the combined current rack capacity for the two cities is approximately 2,300 racks.

Our U.S. consulting business is comprised of two major groups -- industry consulting solutions and enterprise consulting solutions. A third major group, global solutions, was sold in March 2001. Industry solutions employed approximately 1,270 consultants as of March 1, 2001, of which 820 were in the public sector practice area. Enterprise solutions employed approximately 370 consultants as of March 1, 2001. These consultants create, deliver, and service integrated IP-based solutions to customers.

Our U.S. sales force included approximately 170 employees as of March 1, 2001 with over 95 quota-bearing representatives, including national account managers, who focus on large, national accounts. We also had approximately 70 specialized consulting solutions sales executives as of March 1, 2001 representing practices and local delivery organizations. Sales executives carry annual quotas with monthly targets and are compensated through a combination of salary and commission.

The direct sales force is supplemented by a number of independent sales agents, who are also trained to sell the full suite of our products. The U.S. region also maintained distribution agreements with approximately 200 VARs as of March 1, 2001 and has joint marketing and/or technology sharing agreements with several of our major vendors.

CANADA. Our Canadian operations are headquartered in Toronto and had approximately 370 employees as of March 1, 2001. Additional sales offices are located in Montreal and Vancouver. In addition, an office in Ottawa houses most of the non-hosting operations and finance groups. PSINet Canada has a large presence in Calgary, operating Cadvision, which services the local market with digital subscriber line, or DSL, and dial-up products.

Our Canadian operations offer our full range of access products, operating approximately 50 domestic POPs and serving most of the region's major metropolitan markets, including Vancouver, Calgary, Edmonton, Winnipeg, Toronto, Ottawa, and Montreal.

We have a five-story hosting center in downtown Toronto. It encompasses approximately 195,000 gross sq. ft. with 23,000 sq. ft. of currently developed raised floor space and the potential to expand to 95,000 sq. ft. of raised floor space. As of December 31, 2000, we had total rack capacity of 850 racks, of which 100 were leased. The Toronto facility is connected by redundant, separate OC-192 capable fiber optic cable to our Canadian network.

Our Canadian sales force included approximately 95 employees as of March 1, 2001, including 55 quota-bearing sales representatives. Sales executives carry annual quotas with monthly targets and are compensated through a combination of salary and commission. The direct sales force was supplemented by distribution agreements with approximately 50 VARs as of March 1, 2001.

EUROPE. Our European operations are based in Geneva, Switzerland and had approximately 900 employees as of March 1, 2001. Since our initial 1995 acquisition in the U.K., the European region has broadened its operations into Austria, Belgium, France, Germany, Hungary, Ireland, Italy, Luxembourg, Netherlands, Spain, Sweden, and Switzerland.

Our European operations offer our full range of access products, operating approximately 380 POPs in the major cities in the region. Our pan-European fiber optic network connects all of our European hosting centers as well as major E.U. cities.

We operate five European hosting centers located in Amsterdam, Berlin, Geneva, London, and Paris. Combined, these facilities encompass over 505,000 gross sq. ft. with 184,000 sq. ft. of currently developed raised floor space and have the potential to expand to 274,000 sq. ft. of raised floor space. As of December 31, 2000, we had total rack capacity of 8,300 racks, of which 785 were leased.

Our European sales force included approximately 170 employees as of March 1, 2001, including the strategic account group addressing major accounts, direct sales, and a partner account group. Sales executives carry annual quotas with monthly targets and are compensated through a combination of salary and commission. The direct sales force was supplemented by distribution agreements with approximately 330 VARs as of March 1, 2001.

ASIA PACIFIC. Our Asia Pacific operations are based in Tokyo, Japan, and employed approximately 570 people as of March 1, 2001. Our Asia Pacific operations offer our full range of access products, operating approximately 100 POPs in the region and serving several major cities including Tokyo, Seoul, Hong Kong, Sydney and Melbourne.

We have developed domestic fiber networks in both Japan and Korea. We have developed an extensive network of submarine cable system assets to enable high-speed and low latency performance throughout the region and to the U.S. The Europe-Asia submarine cable system provides connectivity between major markets throughout Asia and on to London. This capacity includes local backhaul from the various landing stations with local providers.

We operate two hosting centers in the Asia Pacific region, in Tokyo and Seoul. Combined, these two centers encompass over 145,000 gross sq. ft. with 50,000 sq. ft. of currently developed raised floor space. As of December 31, 2000, we had total rack capacity of 1,550 racks in these two centers combined, of which approximately 540 were leased.

Our Asia Pacific sales force included approximately 200 employees as of March 1, 2001, of which approximately 150 were direct sales staff. Sales executives carry annual quotas with monthly targets and are compensated through a combination of salary and commission. The direct sales force was supplemented by 18 sales agencies and distribution agreements with approximately 270 VARs as of March 1, 2001.

LATIN AMERICA. PSINet's Latin America operations are based in Ashburn, Virginia and had approximately 525 employees as of March 1, 2001. The information presented below excludes the consumer business which became part of the Inter.net segment.

In Latin America, we operate approximately 80 POPs in the region and serve six countries, including Brazil, Argentina, Uruguay, Chile, Mexico, and Panama. The region's operations are supported by a fiber backbone covering Argentina, Brazil, Mexico, and Panama.

We plan to finish the build-out of our Buenos Aires center in the first half of 2001. This facility encompasses 288,000 gross sq. ft., with 5,000 sq. ft. of currently developed raised floor, and the potential to expand to 105,000 sq. ft. of raised floor. We have current rack capacity of 200 racks.

Our Latin America operations employ both direct and indirect sales channels. Sales force personnel included 120 employees as of March 1, 2001 of whom 114 were quota-bearing. Sales executives are located in the following countries:
Argentina, Brazil, Chile, Mexico, Panama, and Uruguay. Sales representatives carry annual quotas with monthly targets and are compensated through a combination of salary and commission. Commissions range from 1-2% of revenue. Supplementing the independent sales force, the region also maintains formal agreements with VARs, one in Brazil and one in Mexico.

WORLD HEADQUARTERS. Our world headquarters is located in Ashburn, Virginia, and is the home of our corporate marketing, general and administrative and selected operation support functions.

The operations support functions include product engineering, network engineering and Web hosting solutions development. Our engineering groups strive to enhance and evolve our infrastructure by matching current and future business requirements with the appropriate enabling technologies.

The product engineering group works to exploit technology for the benefit of our customers. Our network engineering group designs and develops our network and network management systems in an effort to ensure that our products are delivered efficiently and effectively with the goal of meeting product specifications and exceeding customers expectations. The group provides engineering services for the network infrastructure and network management systems. The Web hosting solution development group designs, develops, and implements Web hosting products and solutions.

ACQUISITIONS

Over the course of the last three years, we aggressively invested in the expansion and growth of our business through acquisitions. The acquisition philosophy was to acquire entities that enhanced our global presence in key telecommunications markets and, once integrated into the core operations, generate economies of scale. We acquired 74 businesses through December 31, 2000, which gave us a presence in each of the 20 largest global telecommunications markets. Additionally, we acquired Transaction Network Services, Inc. in November 1999, renaming it PSINet Transaction Solutions, and Metamor Worldwide Inc. in June 2000, renaming it PSINet Consulting Solutions Holdings, Inc.

DIVESTITURES

As part of our ongoing efforts to focus on providing an integrated solution set for business customers and to try to raise additional capital needed to achieve our business plan, we have been divesting certain of our businesses and assets that are no longer critical to our strategy.

Three of the businesses are considered "discontinued" operations. These are:

o PSINet Transaction Solutions, Inc., or PTS - This business, headquartered in Reston, Virginia, provides outsourced network services to credit card transaction processors in the U.S. via its proprietary network architecture. PTS generated $191 million of revenue and approximately $55 million of earnings from continuing operations before interest expense and interest income, taxes, depreciation and amortization, impairment charges, restructuring charges, other non-operating income and expense and charge for acquired in-process research and development, or EBITDA, in fiscal 2000. On April 3, 2001, we completed the sale of PTS for a cash purchase price of approximately $285 million, subject to certain adjustments.

o Xpedior Incorporated - Headquartered in Chicago, Illinois, Xpedior is an 80% owned subsidiary that was acquired in conjunction with the acquisition of Metamor. Xpedior's main business focus has been e-commerce consulting, and it generated $103 million in revenue and incurred approximately $27 million in EBITDA losses for the period from its acquisition in June 2000 through the end of 2000. On March 26, 2001, Xpedior announced that it had filed a Form 15 with the Securities and Exchange Commission and has voluntarily delisted its shares from trading on the Nasdaq National Market. Xpedior has announced that it is likely that its common stock will have no value. We have written down the carrying value of our investment in Xpedior to $0.

o India / Middle East / Africa (IMEA) operations - Consisting of one ISP acquisition in late 1999, this geographic region generated approximately $1 million in revenue and incurred $0.7 million in EBITDA losses for fiscal year 2000. This business was disposed of in October 2000.

The remaining businesses to be divested are considered "assets held for sale." A brief description of these businesses is included below.

On March 13, 2001, we announced that we had completed the sale of PSINet Global Consulting Solutions, an operation that provides 24-hour on-site and off-site systems maintenance application development from technology centers in the U.S. and India. This business, acquired in the Metamor acquisition, contributed approximately $33 million in revenue and $2 million in EBITDA for the period from its acquisition in June 2000 through December 31, 2000.

On March 1, 2001, we completed the divestiture of our separate consumer access business, which we had created by combining most of our consumer Internet and portal businesses under a wholly owned subsidiary called Inter.net Global LLC. Since its inception in late March 2000, Inter.net Global has generated approximately $74 million in revenue and incurred $6 million in EBITDA losses during 2000. Under the terms of the divestiture, we transferred all of our interest in Inter.net Global to a newly formed entity called Inter.net Holdings LLC controlled by two members of the Inter.net Global senior management team. In consideration of that transfer, Inter.net Holdings issued to us:

o 19.9 million shares of its 7% convertible preferred stock with an aggregate liquidation preference of approximately $16 million and convertible into approximately 19.9% of its outstanding capital stock, subject to certain antidilution protections;

o a 10% promissory note in an aggregate principal amount of $10 million, with scheduled quarterly principal payments from December 31, 2003 through March 31, 2011 and secured by both a pledge to us of 100% of Inter.net Holdings' ownership interest in Inter.net Global and a personal guarantee of the two controlling members of Inter.net Holdings; and

o    other non-cash consideration.

As a result of the transaction, we do not have any ownership interest in Inter.net Global or Inter.net Holdings other than the shares of 7% convertible preferred stock discussed above. Prior to the transaction, an independent third party appraiser had valued Inter.net Global at $26 million under present market conditions. Inter.net Global continues to be one of our wholesale customers following the closing of the transaction.

Additionally, we have identified certain other businesses that we believe are no longer strategically important to our integrated solution set. These businesses were primarily acquired as part of the Metamor acquisition and are being actively marketed for sale. In the aggregate, these businesses contributed approximately $106 million in revenue and generated approximately $2.6 million of EBITDA for the period from acquisition through the end of 2000.

During March of 2001, we completed the sale of our land and building in San Francisco and our land in Seattle.

COMPETITION

The market for our access, hosting and consulting services is extremely competitive. Many new start-ups that were attracted by the early phenomenal growth and potential market size in both access and hosting intensified the competition early in fiscal 2000. However, as funding sources disappeared, many of these start-ups have been acquired or have been liquidated. Similarly, the market for consulting services has been shrinking, and many e-business consulting firms have been acquired or liquidated.

We have sought to focus on premium products through our hosting centers and international network, combined with skilled consultants. With the addition of knowledgeable salespeople and the quality of technical support, we believe that we have a competitive advantage in our targeted markets. Before fiscal 2000, price was usually secondary to these factors. With a large number of our customers negatively impacted by the downturn in the technology industry, we believe price may become more of a competitive factor.

Our current and prospective competitors include, in addition to other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers, on-line service providers, hosting centers and e-business consulting firms. While we believe that our hosting and network assets and products, along with our customer service, distinguish us from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources than we do.

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

In recent years there have been a number of U.S. and foreign legislative and other initiatives seeking to control or affect the content of information provided over the Internet. Some of these initiatives would impose criminal liability upon persons sending or displaying, in a manner available to minors, obscene or indecent material or material harmful to minors. Liability would also be imposed on an entity knowingly permitting facilities under its control to be used for such activities. Such legislation has been declared unconstitutional by U.S. courts but litigation in several jurisdictions is continuing and the outcome remains uncertain. The Digital Millennium Copyright Act creates certain "safe harbors" for ISPs to shield them from copyright liability arising from the activities of third parties using their networks, on condition that ISPs implement a "notice and takedown" policy for Web hosting content and take certain other steps to qualify for the safe harbors. Other initiatives, primarily but not exclusively outside the U.S., would encourage or require ISPs to implement similar "notice and takedown" schemes or proactively block users from accessing content provided by third parties that may violate laws relating to defamation, child pornography, discrimination against religious or ethnic groups, and other similar content-based restrictions. These initiatives may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers, including us.

Both the provision of Internet access service and the provision of underlying telecommunications services are affected by federal, state, local and foreign regulation. The Federal Communications Commission, or FCC, exercises jurisdiction over all facilities of, and services offered by, telecommunications carriers in the U.S. to the extent that they involve the provision, origination or termination of jurisdictionally interstate or international communications. The state regulatory commissions retain jurisdiction over the same facilities and services to the extent they involve origination or termination of jurisdictionally intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996, which we refer to as the 1996 Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the 1996 Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access by incumbent local exchange carriers, or ILECs. Municipal authorities generally have some jurisdiction over access to rights of way, franchises, zoning and other matters of local concern.

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

Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from regional bell operating companies, or RBOCs, or other telecommunications companies, could have an adverse effect on our business. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on ISPs, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. We believe that such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented ISPs, such as us. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

Our Internet operations outside the U.S. are subject to foreign legislative enactments and direct regulation through licensing from foreign governmental agencies. In the Netherlands, ISPs are required by law to purchase and install surveillance equipment to enable law enforcement agencies to capture users' data communications. Other countries are considering imposing similar obligations on ISPs. The imposition of these requirements will increase our costs and could adversely affect our business.

In addition to our Internet activities, we have acquired telecommunications assets and facilities involving regulated activities. Our wholly-owned subsidiary, PSINetworks Company, has received an international Section 214 authorization from the FCC to provide global facilities-based and global resale telecommunications services, subjecting it to regulation as a non-dominant international carrier including the filing of reports with the FCC. PSINetworks Company also received a Type I facilities license from the Japanese telecommunications regulatory authority. In addition, our wholly-owned subsidiary, PSINetworks UK Limited, has received an international facilities license from DTI and OFTEL, the responsible telecommunications regulatory bodies in the United Kingdom. Two of our wholly-owned subsidiaries in Hong Kong have received telecommunications licenses authorizing delivery of services over satellite and fixed wireless facilities, respectively. We have license applications pending in five countries in Europe to enable us to acquire dark fiber from third party providers and equip it with PSINet-owned optical multiplexing equipment to provide high-speed capacity for public data transmission services. Generally, the FCC and foreign regulatory authorities have chosen not to closely regulate the charges or practices of non- dominant carriers, such as our subsidiaries. Nevertheless, these regulatory agencies act upon complaints against such carriers for failure to comply with statutory obligations or with the rules, regulations and policies of such regulatory agencies. These regulatory agencies also have the power to impose more stringent regulatory requirements on us and to change our regulatory classification. We believe that, in the current regulatory environment, such regulatory agencies are unlikely to do so. We anticipate obtaining similar licenses as required by applicable telecommunications rules and regulations in other countries where we have telecommunications assets and facilities.

The laws relating to the provision of telecommunications services in countries other than the U.S., and in multinational organizations such as the International Telecommunications Union, are also undergoing a process of development. These laws will have a continuing impact on our operations outside the United States. We cannot assure you that new or existing laws or regulations will not have a material adverse effect on us.

Our subsidiaries have also received competitive local exchange carrier, or CLEC, certification in New York, Virginia, Colorado, California, Texas and Maryland. As a provider of domestic basic telecommunications services, particularly competitive local exchange services, we could become subject to further regulation by the FCC and/or another regulatory agency, including state and local entities. We do not have plans at present to provide domestic basic telecommunications services or competitive local exchange services in those states where we now have CLEC certification.

An important issue for CLECs is the right to receive reciprocal compensation for the transport and termination of Internet traffic. We believe that, under the 1996 Act, CLECs are entitled to receive reciprocal compensation from ILECs. However, some ILECs have disputed payment of reciprocal compensation for Internet traffic, arguing that ISP traffic is not local traffic. In February 1999 the FCC concluded that at least a substantial portion of dial-up ISP traffic is jurisdictionally interstate, and established a proceeding to consider an appropriate compensation mechanism for interstate Internet traffic. Pending the adoption of that mechanism, the FCC saw no reason to interfere with existing reciprocal compensation arrangements. However, a federal Court of Appeals has vacated the FCC's reciprocal compensation order and remanded it to the FCC for further proceedings, some state commissions have opened inquiries which may lead to modification of prior reciprocal compensation rulings, and legislation was introduced in Congress in 2000 to prohibit reciprocal compensation payments to CLECs for ISP traffic. We cannot assure you that any future court, state regulatory or FCC decision, or congressional action on this matter will favor our position. An unfavorable result may have an adverse impact on our potential future revenues as a CLEC, as well as increasing our costs for PRIs generally.

EXECUTIVE OFFICERS

The following is a list of our executive officers as of April 3, 2001.

                    NAME                       AGE                       TITLE
                    ----                       ---                       -----
William L. Schrader.....................        49     Chairman of the Board of Directors and Chief Executive Officer (Founder)
Harry G. Hobbs..........................        47     President and Chief Operating Officer
Kathleen B. Horne.......................        43     Executive Vice President, General Counsel and Corporate Secretary
Lawrence E. Hyatt ......................        46     Executive Vice President and Chief Financial Officer
Lota S. Zoth ...........................        41     Senior Vice President and Corporate Controller
Gary P.Hobbs............................        53     Vice President and President PSINet Asia Pacific

Additional information regarding our executive officers is incorporated by reference to "Executive Officers" in our Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2001.

                                  RISK FACTORS

WE CANNOT ASSURE YOU THAT WE WILL HAVE ACCESS TO SUFFICIENT FUNDS TO MEET OUR OPERATING NEEDS, WHICH COULD LIMIT OUR ABILITY TO CONTINUE AS A GOING CONCERN

As discussed in this Form 10-K, there exist uncertainties as to our ability to continue as a going concern. As previously announced, we have determined that our capital requirements under our business plan for fiscal year 2001 are greater than available resources. We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and have relied upon financings to fund our operations. In addition, due to our operating losses, declining cash balances and declining stock and debt values, recent changes in the financial markets and a general decrease in investor interest in the Internet industry, it has become extremely difficult, if not impossible, for us to attract equity or debt financing, including vendor and lease financing, or strategic partners on favorable terms or at all. Furthermore, our high degree of leverage, which has adversely affected our ability to obtain additional financing for working capital and for other purposes, has made us more susceptible to economic downturns, contractions in the general market availability of equity or debt financing and competitive pressures. Our leverage could also affect our liquidity as a substantial portion of available cash from operations must be applied to debt service requirements.

Accordingly, we have revised our business plan and have developed a strategy to reduce expenses and capital expenditure requirements, by selling non-strategic assets and focusing on filling our existing fiber and hosting centers and concentrating on margin growth through bundled product offerings. We have already begun to reduce expenses and capital expenditures and have sold some non-strategic assets. However, despite the efforts currently underway, we do not believe that our sales of non-strategic assets, reduction of expenses and other restructuring efforts will be sufficient to fund our operations, meet our future capital expenditure and working capital requirements, or satisfy our debt or contractual obligations to third parties, including covenant requirements. Our failure to satisfy such obligations could result in defaults under our debt and other financing agreements and, after the passage of applicable time and notice provisions, would enable creditors in respect of those obligations to accelerate the indebtedness and assert other remedies against us. If any of our obligations are accelerated, an event of default could occur under our indentures governing our senior notes. We cannot assure you that we would be able to cure any such events of default. Any such events could have a material adverse effect upon us and the foregoing factors could threaten our ability to continue as a going concern. For a description of risks involved in our failure to satisfy our obligations under our equipment leases and remedies available to our equipment lessors, see our risk factor entitled "If we do not meet the covenants under our equipment leasing facilities, we could be in default under those obligations and our notes."

WE ARE LIKELY TO SEEK PROTECTION UNDER THE FEDERAL BANKRUPTCY CODE

We are likely to seek protection under chapter 11 of the federal bankruptcy code and are subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against us. If we file a chapter 11 proceeding or if involuntary proceedings are commenced against us, other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to our inability to emerge from chapter 11. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against us, our creditors could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole. Even if we do propose a plan and it is accepted, we are unable to predict at this time what treatment would be accorded under any such plan to inter-company indebtedness, licenses, transfer of goods and services and other inter-company and intra-company arrangements, transactions and relationships. In addition, during any bankruptcy proceeding, we would need court approval to take many actions out of the ordinary course, which could result in our inability to manage the normal operations of the company and which would cause us to incur additional costs associated with the bankruptcy process.

WE HAVE A LIMITED AMOUNT OF CASH TO SUPPORT OUR OPERATING NEEDS AND ARE NOT ABLE TO SERVICE OUR DEBT AND PREFERRED STOCK DIVIDEND REQUIREMENTS

At December 31, 2000, our total indebtedness was $3.7 billion. Our annual interest expense, including capitalized amounts, increased from $192.8 million in 1999 to $357.1 million in 2000. As of December 31, 2000 and April 10, 2001, we had approximately $557 million and $520 million, respectively, of cash, cash equivalents, short-term investments and marketable securities, including restricted amounts. Approximately $27 million of the $520 million available as of April 10, 2001 secures obligations under letters of credit and similar obligations. We are obligated to make the following interest and dividend payments within the next five months:

     o interest payment in the amount of $20.1 million is payable on the 11 1/2% Senior Notes on May 1, 2001.

     o interest payment in the amount of $31.5 million and EURO7.9 million is payable on the 10 1/2% Senior Notes on June 1, 2001.

     o interest payment in the amount of $57.8 million and EURO8.2 million is payable on the 11% Senior Notes on August 1, 2001.

     o interest payment in the amount of $30.0 million is payable on the 10% Senior Notes on August 15, 2001.

     o interest payment in the amount of $3.3 million is payable on the 2.94% Notes on August 15, 2001.

     o quarterly payment of $3.9 million (payable in cash or shares of our common stock, at our option) is due in respect of our Series C preferred stock on each of May 15, August 15, November 15 and February 15 through May 15, 2002. Funds sufficient to make such Series C preferred stock payments have been deposited into a deposit account. Although we consider the funds placed in the deposit account to be the property of the holders of the Series C preferred stock and not our property, we cannot be certain that, in a bankruptcy proceeding, our creditors or a trustee in bankruptcy could not claim that those funds constituted property of our bankrupt estate. If that were to occur, access to the funds in the deposit account by the holders of the Series C preferred stock could be delayed or, if the claims were successful, denied to the holders of the Series C preferred stock.

    o quarterly dividend payment of $3.9 million (payable in cash or shares of our common stock, at our option), which will begin accruing on May 15, 2002, is due in respect of our Series C preferred stock on each of August 15, November 15, February 15 and May 15 commencing May 15, 2002.

     o quarterly dividend payment of $14.4 million (payable in cash or shares of our common stock, at our option), which began accruing on February 15, 2001, is due in respect of our Series D preferred stock on each of May 15, August 15, November 15 and February 15.

Our cash, cash equivalents, short-term investments, marketable securities and cash generated by the expected proceeds from asset sales are not expected to be sufficient to meet our anticipated cash needs. Even if we implement successfully one or more alternatives we currently have under consideration, we cannot assure you that we will not run out of cash. Other events, such as an unfavorable outcome in the pending litigation, could further affect our cash flow. In addition, the uncertainty as to our ability to continue as a going concern may adversely affect our ability to retain or expand relationships with existing customers and may make it more difficult for us to attract new customers. In the event that we default on any payment of interest or principal on the notes, such default will constitute an event of default under the indenture or indentures relating to the notes on which payment was not made. If the event of default is not remedied within 30 days thereafter, the trustee or the holders of 25% of such notes may declare the entire principal amount of such notes, plus accrued interest, due and payable immediately. In addition, if an event of default occurs under any of the series of notes with respect to a payment of greater than $10 million, it will trigger a cross-default under each of our other indentures which will allow our noteholders to demand immediate payment of an aggregate of $3.1 billion of outstanding indebtedness under the notes. In addition, payment defaults could result in litigation to enforce rights to receive payments on the notes or asserting other claims.

IF WE DO NOT MEET THE COVENANTS UNDER OUR EQUIPMENT LEASING FACILITIES, WE COULD BE IN DEFAULT UNDER THOSE OBLIGATIONS AND OUR NOTES

Under equipment lease facilities, we have covenanted, among other things, that we will maintain at least $75 million in unrestricted cash. We are currently in compliance with that cash requirement, but as of April 10, 2001, we had received notices of default from equipment lessors with respect to $68.1 million in equipment leases. We are seeking to resolve issues outstanding with these lessors who have, as of April 16, 2001, agreed to forbear from taking any action. We cannot assure you as to how long any lessor will continue to forbear. With respect to certain leases, the forbearance period could potentially expire as early as April 27, 2001 if we do not meet certain requirements. Additionally, on April 3, 2001, one of the lessors notified us that it had accelerated our obligations under its leases. Following negotiations with us, this lessor withdrew its notice of acceleration provided we satisfy certain payment obligations by April 20, 2001. An event of default under an equipment lease facility could result in related defaults under each of our indentures governing our senior notes, which could cause all $3.1 billion in aggregate principal amount of the senior notes to become due and payable. As a result of such withdrawal, we believe that the event of default under the indentures relating to our senior notes arising from such acceleration event is no longer a continuing event of default. We cannot assure you that we will be able to cure any events of default or that the lessors will not seek other remedies that are available to them. Potential lender remedies could include, among other things, accelerating our obligations under affected leases and repossessing the equipment and otherwise seeking to enforce their security interests in such equipment and other secured assets, which may be crucial to the operations of the business. Any such events could have a material adverse effect upon us and the factors discussed above could threaten our ability to continue as a going concern.

WE HAVE MODIFIED OUR BUSINESS PLAN TO ADDRESS OUR NEED FOR ADDITIONAL CAPITAL, HOWEVER, WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN IMPLEMENTING OUR BUSINESS PLAN

For the past few years, our business plan has been focused on growth through the acquisition of other Internet service providers and businesses, in addition to growing our own customer base and serving customers, and the buildout of our network and hosting centers. However, due to our cash shortage and our inability to access the capital markets, we have had to modify this business plan. In order to continue as a going concern, we have developed a strategy of reducing our capital expenditures and expenses, selling non-strategic assets and focusing on filling the fiber and hosting centers we currently have in place and concentrating on margin growth through bundled product offerings that will enable our customers to fill all of their web hosting, eCommerce, access and implementation needs with us. We cannot assure you that we can successfully implement our new plan and, even if we do successfully sell our non-strategic assets, there are risks involved in our revised plan. We may encounter the following risks in connection with the sale of non-strategic assets:

     o We may not be able to sell our assets at favorable prices or on favorable terms, and we may be required to write down the value of the assets sold from book value.

     o Even if we have signed an agreement for the potential sale of a particular asset we cannot assure you that we will be successful in completing that sale.

     o Our agreements with purchasers may subject us to reductions in or adjustments to purchase price or to indemnification claims by such purchasers after the asset sales have been consummated to the extent, if any, that we are unable to achieve specified performance targets or that such purchasers are able to successfully assert a claim against us for a breach of a representation, warranty or covenant contained in such agreement.

In addition, we may encounter the following risks in connection with a reduction of expenses and capital expenditures:

     o To the extent that we reduce our planned expenditures, we may not be able to fulfill certain of our contractual obligations and the parties with whom we have such contracts may assert a claim for breach of contract or assert a claim for anticipatory breach.

     o It is uncertain what effect such a reduction would have on our relationships with our customers, vendors and employees and our growth prospects and financial results. Our customers may choose to cease doing business with us if they perceive that our reductions could adversely affect the quality of the services we provide, and we may be unable to retain our employees if they perceive that our reductions could adversely affect our ability to pay wages and salaries as and when they become due.

WE HISTORICALLY HAVE HAD LOSSES AND MAY CONTINUE TO HAVE LOSSES AND NEGATIVE EBITDA

We historically have been unable to generate sufficient cash flow from operations to meet our operating needs and may continue to have losses. Factors that have caused or could cause our operating results to fluctuate include:

     o general economic conditions and specific economic conditions in the Internet access, hosting and consulting industries;

     o    user demand for Internet services and our other service offerings;

     o timing and amount of capital expenditures, other costs and expenses of expanding our network;

     o pricing changes, new product and new service introductions by us and our competitors;

     o the mix of services sold and the mix of channels through which those services are sold;

     o our ability to hire, retain and motivate highly skilled employees in a highly competitive and challenging market;

     o delays in obtaining sufficient supplies or our inability to obtain sufficient equipment from limited sources and telecommunications facilities;

     o in the case of the hosting center business, our ability to successfully locate, build, finance, open and operate additional necessary hosting centers on a timely and cost effective basis and to fill these centers to break even profit capacity; and

     o    potential adverse legislative and regulatory developments.

As a strategic response to a changing competitive environment, we may elect from time to time to make pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations and cash flow. As a result of these factors, however, we may continue to generate net losses and negative EBITDA.

WE CANNOT ASSURE YOU OF THE CONTINUED LISTING OF OUR SECURITIES ON THE NASDAQ NATIONAL MARKET AND OTHER SECURITIES EXCHANGES AND ASSOCIATIONS

Although our common stock and Series C preferred stock are currently listed on The Nasdaq National Market, we have been notified by Nasdaq that it has questions concerning, among other things, our ability to maintain the minimum listing requirements and that it has suspended trading pending our response to these questions. We cannot assure you that we will be able to continue to satisfy the minimum listing requirements or that Nasdaq will allow us to resume trading. In the event our common stock and Series C preferred stock is delisted, we may or may not choose to appeal the delisting. Even if we do decide to appeal, we cannot assure you that an appeal would be successful.

If our common stock and Series C preferred stock is delisted from Nasdaq, the trading market for such securities could be disrupted which could make it difficult for investors to trade in our common stock and Series C preferred stock. If our common stock is delisted from The Nasdaq National Market we may or may not apply for listing on The Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange on which we could qualify. We cannot guarantee, however, that we would apply for listing on another quotation system or exchange if we are delisted from The Nasdaq National Market or that if we do apply for listing that we would be eligible initially for such listing or that if we do become listed, that we would be able to maintain eligibility.

Our Series D preferred stock and our debt securities are eligible for trading in the PORTAL market. Our 10 1/2% and 11% notes are also listed on the Luxembourg Stock Exchange. We cannot assure you, however, that we will be able to maintain our eligibility to trade these securities in the PORTAL market or on the Luxembourg Stock Exchange. If the trading market for these securities is disrupted, it could make it more difficult for investors to trade in our Series D preferred stock and in our debt securities. Even if we maintain our eligibility to trade in these markets or if we do not maintain such eligibility and an alternative trading market develops, it is likely that our common stock and preferred stock will have no value and that our indebtedness will be worth significantly less than face value.

OUR TEN LARGEST SHAREHOLDERS COULD BE LIABLE FOR UNPAID WAGES AND SIMILAR OBLIGATIONS IF WE CEASE TO BE LISTED ON NASDAQ OR A NATIONAL SECURITIES EXCHANGE

We are incorporated in New York. Under Section 630 of the Business Corporation Law of New York, the ten largest shareholders of a New York corporation shall jointly and severally be personally liable for wages, salaries and debts owed by the corporation to employees and "servants of the corporation" other than contractors if the Company shares are not listed on a national securities exchange or regularly quoted in an over-the-counter market by one or more members of a national or affiliated securities association. If we are delisted from Nasdaq and our shares are not listed on another securities exchange or quoted in an over-the-counter market and the statute is deemed to apply, our ten largest shareholders could become personally liable for any wages, salaries and debts owed by us pursuant to Section 630.

WE PARTIALLY DEPEND ON THE CASH FLOWS OF OUR SUBSIDIARIES IN ORDER TO SATISFY OUR DEBT OBLIGATIONS

Our operating cash flow and, consequently, our ability to service our debt is partially dependent upon the ability of our subsidiaries to distribute their earnings to us in the form of dividends. We also depend on loans, advances and other payments of funds to us by our subsidiaries. As of April 10, 2001, approximately $131 million of cash and cash equivalents, including restricted amounts, were held in our subsidiaries. If for some reason these funds were restricted, we would be adversely affected. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to our financing commitments or to make any funds available for that purpose. Our subsidiaries' ability to make payments may be subject to the availability of sufficient surplus funds, the terms of such subsidiaries' financings, applicable law and other factors. Our subsidiaries' creditors generally will have priority to the assets of those subsidiaries over the claims, if any, as a stockholder that we may have against those assets and claims that holders of our indebtedness may indirectly have.

DEFENDING PLAINTIFF SHAREHOLDER SUITS MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS REGARDLESS OF THE OUTCOME

Individuals claiming to represent purported classes of similarly situated purchasers of certain PSINet securities have filed actions in the United States District Court for the Eastern District of Virginia against PSINet and certain present and former officers and directors. These actions, commenced beginning on November 3, 2000, have been consolidated into proceedings captioned In re PSINet, Inc. Securities Litigation, Civil Action No. 00-1850-A. The consolidated proceedings consist of two complaints. Lead Plaintiffs Bruce Waldack, Creedon Capital Management LLC, Lance Lessman, Lance Lessman IRA, and LL Capital Partners LP are proceeding on behalf of a putative class consisting of purchasers of (1) PSINet common stock during the period from March 22, 2000 to November 2, 2000, (2) PSINet debt instruments from September 15, 2000 to November 2, 2000, and (3) PSINet 7% Series D convertible preferred stock from August 3, 2000 to November 2, 2000. They have named as defendants PSINet, William L. Schrader, Lawrence Hyatt, Harold S. Wills and David N. Kunkel. They claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 11 and 12(a)(2) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that statute by participating in a scheme to deceive the investing public and by making untrue statements of material fact and/or omitting to state material facts necessary to make the statements not misleading. The complaint also alleges that the named individual defendants influenced and controlled the decision-making of PSINet, including the content and dissemination of the allegedly false and misleading statements, in violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act. The actions seek compensatory damages in an unspecified amount and attorney's fees. In addition, plaintiff Stephen W. McGowan is proceeding on behalf of a putative class consisting of persons who acquired PSINet common stock through PSINet's merger with Metamor Worldwide Inc. in June 2000. He has named as defendants PSINet, William L. Schrader, Harold S. Wills and Larry Hyatt. He claims that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 11 and 12(a)(2) of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by participating in a scheme to deceive the investing public and by making untrue statements of material fact and/or omitting to state material facts necessary to make the statements not misleading. The complaint also alleges that the named individual defendants influenced and controlled the decision-making of PSINet, including the content and dissemination of the allegedly false and misleading statements, in violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act. The action seeks compensatory damages in an unspecified amount and attorney's fees. The court has denied motions by defendants to dismiss each of these complaints, except that it granted a motion by defendants to dismiss the claims brought by McGowan under the Securities Exchange Act. The court has deferred consideration of a motion by defendants for summary judgment on the remaining claims brought by McGowan until the completion of certain discovery. Discovery in both cases is proceeding.

PSINet believes that these lawsuits are without merit and intends to vigorously contest these actions, although no assurance can be given as to the outcome of these lawsuits. If there is an unfavorable outcome it could adversely affect our financial position, our results of operations and cash flows. In addition, the process of defending these suits may take a significant amount of time and may place additional strain on our resources and subject us to additional expenses and could adversely impact our ability to attract equity or debt financing or strategic partners on favorable terms.

OUR PREVIOUS GROWTH AND EXPANSION HAS STRAINED OUR ABILITY TO MANAGE OUR OPERATIONS AND OUR FINANCIAL RESOURCES

During the three years ended December 31, 2000, we acquired 76 companies. Although we have completed our acquisition strategy and no longer intend to acquire any additional companies, our rapid growth over the past few years has placed a strain on our administrative, operational and financial resources and has increased demands on our systems and controls. The process of consolidating the businesses that we have acquired and implementing the strategic integration of acquired businesses with our existing business has taken and will continue to take a significant amount of time. It has and is expected to continue to place additional strain on our resources and could subject us to additional expenses. We cannot assure you that our existing operating and financial control systems and infrastructure are or will be adequate to maintain and effectively monitor our operations, particularly in view of risks affecting us that are discussed elsewhere in this section entitled "Risk Factors."

If we do not effectively expand our capabilities and deploy our resources to meet these needs, our business may be disrupted and adversely affected. Other risks include:

o Possible inability of management to incorporate into our existing service offerings new licensed or acquired technology and rights and new products and services such as information technology consulting services; and

o Possible impairment of relationships with employees, customers and suppliers as a result of changes in management.

We cannot assure you that we will be successful in overcoming these risks or other problems encountered in connection with acquisitions, strategic alliances or investments we have made in other companies. Although we have assembled teams to help us integrate the businesses that we have acquired, we cannot assure you that our integration process will be successfully completed. We may take charges or make adjustments to the depreciable lives of our assets as we integrate acquired companies and also seek to reduce our cost structure. Our inability to improve the operating performance of businesses we have acquired or to integrate successfully the operations of those companies could have a material adverse effect on us.

IN AN EFFORT TO PROVIDE BANDWIDTH CAPABLE OF CARRYING INFORMATION AT COMPETITIVE RATES, WE HAVE MADE SIGNIFICANT FUTURE COMMITMENTS

At December 31, 2000, we were obligated to make future cash payments totaling approximately $160 million for acquisitions of global fiber-based telecommunications bandwidth, including IRUs or other rights. In addition, if certain additional fiber-based bandwidth is delivered as expected in 2001, we will have additional payment obligations of approximately $158 million, depending on when the bandwidth is delivered. While we are currently in negotiations to either reduce the cash payment requirements or extend the terms of certain existing commitments, we cannot assure you that we will be successful in these negotiations. If we take full advantage of such acquired bandwidth and IRUs, then there will be additional costs, such as connectivity and equipment charges. The acquisition and installation of additional equipment necessary to access and light the bandwidth may also be required. Due to our current cash flow problems, we cannot assure you that we will have sufficient funds to take full advantage of our bandwidth and IRUs or to continue the build out of our hosting centers under our current business plan. If we do not provide bandwidth in amounts sufficient to compete effectively or satisfy customer needs our business will suffer.

OUR NETWORK IS SUSCEPTIBLE TO FAILURE, SHUTDOWN AND DISRUPTION

We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network infrastructure is potentially vulnerable to computer viruses, break-ins, denials of service and similar disruptive problems that could lead to interruptions in service to our customers. Third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. Any one of these disruptions could deter potential customers, result in loss of customer confidence and adversely affect our existing customer relationships. We also cannot assure you that we will not experience failures or shutdowns relating to individual POPs or even catastrophic failure of the entire network, whether because of an "act of God" or otherwise.

These disruptions may also result in claims against us or liability on our part. Such claims, regardless of their ultimate outcome, could result in costly litigation and could have an adverse effect on us or our reputation or on our ability to attract and retain customers for our products.

WE MAY BE LIABLE FOR INFORMATION DISTRIBUTED ON OUR NETWORK

The law relating to liability of ISPs for information disseminated through their networks is not completely settled. A number of lawsuits have sought to impose such liability for defamatory speech, infringement of copyrighted materials and other claims. A U.S. Circuit Court of Appeals case held that an ISP was protected by a provision of the federal Communications Decency Act from liability for material posted on its system but this case may not be applicable in other factual circumstances. Other courts have held that online service providers and ISPs may, under some circumstances, be subject to damages for copying or distributing copyrighted materials. However, in an effort to protect certain qualified ISPs, the federal Digital Millennium Copyright Act provides qualified ISPs with a "safe harbor" from liability for copyright infringement. We have taken steps to qualify for the "safe harbor" but we cannot assure you that we will be found to have qualified, if challenged in court. In 1998, the federal Child Online Protection Act was enacted requiring limitations on access to pornography and other material deemed "harmful to minors." This legislation has been attacked in court as a violation of the First Amendment. We are unable to predict the outcome of this case at this time. The imposition upon ISPs or Web server hosts of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. Such measures may require that we spend substantial resources or discontinue some product or service offerings. Any of these actions could have an adverse effect on our business, operating results and financial condition.

The regulation and liability of ISPs regarding information disseminated through their networks is also undergoing a process of development in other countries. For example, a court in England held an ISP liable for certain allegedly defamatory content carried through its network under factual circumstances in which the ISP had failed to delete it when asked to do so by the complainant. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services, including us.

One particular area of uncertainty in this regard results from the entry into effect of European Union Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data. The EU Directive imposes obligations in connection with the protection of personal data collected or processed by third parties. Under some circumstances, we may be regarded as subject to the EU Directive's requirements. The United States and the European Union have agreed upon certain "safe harbor" principles which would govern the transfer of personal data to the United States from individuals in the EU member states. If we are subject to the EU Directive's requirements, we will need to take steps to qualify for the safe harbor.

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

TO COMPETE EFFECTIVELY, WE NEED TO CONTINUALLY DEVELOP NEW PRODUCTS AND SERVICES THAT GAIN MARKET ACCEPTANCE AND RETAIN THE CONFIDENCE OF OUR CUSTOMERS

We have introduced new enterprise service offerings, including value-added and IP-based enterprise communication services such as flex hosting, our new core offering for value-added hosting services. The failure of these services to gain market acceptance in a timely manner could have an adverse effect on us. In the case of our flex hosting offering, we provide maintenance and support services, but the hosting center customer must obtain any required financing for the purchase of needed servers, routers and other hardware. We try to identify potential financing sources for those customers, but the success of our flex hosting product depends in part on both the ability of our customers to qualify for and obtain the necessary financing and the willingness of third parties to provide the necessary financing for the hardware purchases.

To the extent that new or enhanced services are introduced and are not reliable, or there are quality or compatibility problems, it could negatively impact market acceptance of such services and adversely affect our ability to attract or retain customers. Our services may contain undetected errors or defects that could result in additional development or remediation costs and loss of credibility with our customers.

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

WE DO A SIGNIFICANT AMOUNT OF OUR BUSINESS OUTSIDE THE UNITED STATES WHICH PRESENTS SIGNIFICANT RISKS

During the year ended December 31, 2000, 48% of our revenue was derived from operations outside the United States and 32% of our assets were located outside the United States. We are subject to numerous risks involved with doing business abroad including:

     o unexpected changes in or delays resulting from foreign laws, regulatory requirements, tariffs, customs, duties and other trade barriers;

     o    difficulties in staffing and managing foreign operations;

     o longer payment cycles and problems in collecting accounts receivable;

     o fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;

     o    technology export and import restrictions;

     o    delays resulting from customs brokers or government agencies;

     o seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

     o potentially adverse tax consequences, which could adversely impact the success of our international operations.

Asia/Pacific and Latin American countries in which we operate have experienced economic difficulties and uncertainties during the past few years. Economic difficulties and uncertainties in varying regions of the world could also adversely affect us.

WE DEPEND ON OUR RETENTION OF KEY MANAGEMENT PERSONNEL AND OUR ABILITY TO MAINTAIN GOOD LABOR RELATIONS

We are highly dependent upon the personal abilities of our senior executive management, particularly given current market conditions and our difficult financial circumstances. We have employment agreements with our senior executive officers. The loss of the services of one or more of our senior executive officers could have a material adverse effect on us. In addition, our success also depends on our ability to hire, train and retain other highly qualified technical, sales and managerial personnel and to maintain good relations with our personnel. Competition for qualified personnel in our industry is intense and the recent sharp drop in our stock price, which has negated the value of stock options, as well as the uncertainty as to our ability to continue as a going concern, has made it more difficult for us to hire and retain qualified personnel. If we are unable to attract and retain the necessary qualified personnel, our business and operations could be adversely affected.

WE COULD BE ADVERSELY AFFECTED BY CHANGES IN SUPPLIERS OR DELAYS IN DELIVERY OF THEIR PRODUCTS AND SERVICES

From time to time, we are dependent on third party suppliers for our leased-line connections, or bandwidth and some hardware components. Some of these suppliers are or may become competitors. To the extent these suppliers increase prices or have any difficulty in delivering their products or services, we may be adversely affected. Moreover, any failure or delay on the part of our network providers to deliver bandwidth to us or to provide operations, maintenance and other services with respect to such bandwidth in a timely or adequate fashion could adversely affect us.

In the case of hardware suppliers, although we attempt to maintain a minimum of two vendors for each required product, we are not always able to do so. Some components that we use to provide networking services are currently supplied only by one source. We have from time to time experienced delays in the receipt of hardware components and telecommunications facilities, including delays in delivery of primary rate interface telecommunications facilities, which connect our dial-up customers to our network. A failure by a supplier to deliver such products and services on a timely basis, or the inability to develop alternative sources for such products and services, could adversely affect our business.

Periodic legislative and regulatory actions may affect the prices that we are charged by the regional bell operating companies and other bandwidth carriers, which could adversely affect our business.

In addition, the uncertainty as to our ability to continue as a going concern may adversely affect our relationships with or the terms upon which we do business with vendors and may make it more difficult for us to enter into relationships with new vendors.

WE ARE SUBJECT TO COMPETITIVE PRESSURES THAT MAY ADVERSELY IMPACT US

We face extremely competitive markets for our Internet connectivity and web hosting services, our information technology consulting services, our eBusiness consulting services and our other product offerings. Our current and prospective competitors include national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television and direct broadcast satellite providers, wireless communications providers, on-line service providers, information technology solutions providers and eBusiness solutions providers. While we believe that our network, products and customer service distinguish us from our competitors, some of these competitors have greater market presence, brand recognition, and financial, technical and personnel resources.

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

Our Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC has indicated that some services offered over the Internet, such as phone-to-phone IP telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined. We are unable to predict what regulations may be adopted in the future, or to what extent existing laws and regulations may be found applicable, or the impact that any new or existing laws or regulations may have on our business. We cannot assure you that new laws or regulations relating to Internet services will not have an adverse effect on us. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, would affect our costs of serving dial-up customers and could have an adverse effect on us.

IF WE BECOME SUBJECT TO PROVISIONS OF THE INVESTMENT COMPANY ACT OF 1940, OUR BUSINESS OPERATIONS MAY BE RESTRICTED

We have significant amounts of cash invested in short-term investment grade and government securities. The Investment Company Act of 1940 places restrictions on the capital structure and business activities of companies registered under that Act. We have active business operations in the Internet industry and do not propose to engage in investment activities in a manner or to an extent which would require us to register as an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 permits a company to avoid becoming subject to it for a period of up to one year despite the holding of investment securities in excess of such amount if, among other things, its board of directors has adopted a resolution which states that it is not the company's intention to become an investment company. Our board of directors has adopted such a resolution that would become effective in the event we are deemed to fall within the definition of an investment company. If we were to be determined to be an investment company, our business would be adversely affected.

THE MARKET PRICE AND TRADING VOLUME OF OUR CAPITAL STOCK MAY CONTINUE TO BE HIGHLY VOLATILE

The market price and trading volume of our common stock and convertible preferred stock have been and may continue to be highly volatile. Factors such as our revenue, earnings, liquidity and cash flow, developments with respect to our pending litigation, and announcements of new service offerings, technological innovations, strategic alliances or acquisitions involving our competitors or price reductions by us, our competitors or providers of alternative services have caused the market price of our capital stock to fluctuate substantially. The stock markets recently also have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. The broad market fluctuations have adversely affected and may continue to adversely affect the market price of our capital stock. In addition, our substantial doubt as to our ability to continue as a going concern and the recent suspension of the trading of our stock by The Nasdaq National Market have made it more likely that our common stock and preferred stock will have no value.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK OR PREFERRED
STOCK

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our debt securities contain limitations on our ability to declare and pay cash dividends on our common stock and preferred stock.

FORWARD LOOKING STATEMENTS

This Form 10-K and our other filings with the Securities and Exchange Commission contain forward-looking statements. Forward-looking statements can be identified by the use of terminology such as "believes," "expects," "may," "will," "should," "anticipates" or similar words. These statements may discuss our future expectations or contain projections of our results of operations or financial condition or expected benefits to us resulting from acquisitions, investments or transactions. Actual results may differ materially from those expected. Factors that affect or may contribute to any differences include those discussed above in this Form 10-K, in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents filed by us with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We own or lease facilities and offices at various locations throughout the United States and the rest of the world for hosting, sales and administration of global Internet and eCommerce services, information technology services and general corporate and administrative purposes.

The following table sets forth our material properties as of December 31, 2000:

       LOCATION                                       SIZE                     OWNED/LEASED                PURPOSE
       --------                                       ----                     ------------                -------
Amsterdam, Netherlands                           109,000 sq. ft.                   Owned                 Hosting Center
Ashburn, VA                                      205,000 sq. ft.                   Owned             Corporate Headquarters
Atlanta, GA                                       88,100 sq.ft.                    Owned                 Hosting Center
Berlin, Germany                                  162,000 sq. ft.                   Owned                 Hosting Center
Boston, MA (1)                                    49,200 sq. ft.                   Owned                 Hosting Center
Buenos Aires, Argentina                          288,000 sq. ft.                   Owned                 Hosting Center
Dallas, TX                                        80,000 sq. ft.                   Owned                 Hosting Center
Geneva, Switzerland                               64,600 sq. ft.                   Owned                 Hosting Center
Herndon, VA                                       27,000 sq. ft.                  Leased                 Hosting Center
La Chaux-de-Fonds, Switzerland                    64,800 sq. ft.                   Owned             Network Operations Center
London, United Kingdom                           130,000 sq. ft.                  Leased                 Hosting Center
Los Angeles, CA                                   44,000 sq. ft.                  Leased                 Hosting Center
Manchester, CA                                    43,500 sq. ft.                  Leased                  Right of Way
Miami, FL (1)                                    108,500 sq. ft.                   Owned                 Hosting Center
New York, NY                                      15,500 sq. ft.                  Leased                 Hosting Center
Ottawa, Canada                                    21,900 sq. ft.                  Leased             Network Operations Center
Paris, France                                     40,000 sq. ft.                   Owned                 Hosting Center
Santa Clara, CA                                    5,000 sq. ft.                  Leased              Point of Presence (POP)
Seoul, Korea                                     105,000 sq. ft.                   Owned                 Hosting Center
Tokyo, Japan                                      42,000 sq. ft.                  Leased                 Hosting Center
Toronto, Canada                                  195,000 sq. ft.                   Owned                 Hosting Center
Troy, New York                                    23,800 sq. ft.                  Leased             Network Operations Center

(1) The facility has been constructed, but is not open at December 31, 2000.

We believe that these facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Individuals claiming to represent purported classes of similarly situated purchasers of certain PSINet securities have filed actions in the United States District Court for the Eastern District of Virginia against PSINet and certain present and former officers and directors. These actions, commenced beginning on November 3, 2000, have been consolidated into proceedings captioned In re PSINet, Inc. Securities Litigation, Civil Action No. 00-1850-A. The consolidated proceedings consist of two complaints. Lead Plaintiffs Bruce Waldack, Creedon Capital Management LLC, Lance Lessman, Lance Lessman IRA, and LL Capital Partners LP are proceeding on behalf of a putative class consisting of purchasers of (1) PSINet common stock during the period from March 22, 2000 to November 2, 2000, (2) PSINet debt instruments from September 15, 2000 to November 2, 2000, and (3) PSINet 7% Series D convertible preferred stock from August 3, 2000 to November 2, 2000. They have named as defendants PSINet, William L. Schrader, Lawrence Hyatt, Harold S. Wills and David N. Kunkel. They claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 11 and 12(a)(2) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of
1934 and Rule 10b-5 promulgated under that statute by participating in a scheme to deceive the investing public and by making untrue statements of material fact and/or omitting to state material facts necessary to make the statements not misleading. The complaint also alleges that the named individual defendants influenced and controlled the decision-making of PSINet, including the content and dissemination of the allegedly false and misleading statements, in violation of Section 15 of the Securities Act and
Section 20(a) of the Securities Exchange Act. The actions seek compensatory damages in an unspecified amount and attorney's fees. In addition, plaintiff Stephen W. McGowan is proceeding on behalf of a putative class consisting of persons who acquired PSINet common stock through PSINet's merger with Metamor Worldwide Inc. in June 2000. He has named as defendants PSINet, William L. Schrader, Harold S. Wills and Larry Hyatt. He claims that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 11 and 12(a)(2) of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by participating in a scheme to deceive the investing public and by making untrue statements of material fact and/or omitting to state material facts necessary to make the statements not misleading. The complaint also alleges that the named individual defendants influenced and controlled the decision-making of PSINet, including the content and dissemination of the allegedly false and misleading statements, in violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act. The action seeks compensatory damages in an unspecified amount and attorney's fees. The court has denied motions by defendants to dismiss each of these complaints, except that it granted a motion by defendants to dismiss the claims brought by McGowan under the Securities Exchange Act. The court has deferred consideration of a motion by defendants for summary judgment on the remaining claims brought by McGowan until the completion of certain discovery.
Discovery in both cases is proceeding. PSINet believes that these lawsuits are without merit.

We are party to several actions which relate to our alleged failure or alleged anticipated failure to pay contractual obligations. These actions have been commenced by counterparties to agreements or instruments to which we or our subsidiaries are parties, and seek payment of obligations under the agreements or instruments allegedly breached or to be breached by us or our subsidiaries. The parties bringing these actions seek payment and, in some cases, extraordinary relief such as the attachment of assets. In certain cases, plaintiffs are seeking punitive damages or asserting alleged tort claims relating to alleged breaches or alleged anticipatory breaches by PSINet. Total amounts sought by the plaintiffs in these actions are in excess of $50 million. The following table provides certain information concerning these actions:


                                                                                                                    AMOUNT SOUGHT
CAPTION OR PARTY TO ACTION                   COURT, AGENCY OR ARBITRATOR             DATE INSTITUTED            INCLUDING DAMAGES
--------------------------                   ---------------------------             ---------------            -----------------
Fortman Holdings Limited v. Modem Holdings   Court of Appeal on Appeal from the                On or              $13,437,000 (1)
Limited, HQ 0003064                          High Court of Justice Queens Bench                about
                                             Division, England and Wales                      6/2000

Annette Resources Limited v. PSINet Hong     The High Court of the Hong Kong              10/19/2000                 $143,612 (1)
Kong Limited; HCA Action No. 9566 of 2000    Special Administrative Region,
                                             Court of First Instance

Annette Resources Limited and Chin Man,      International Court of                            On or                   $1,100,000
Claimants, against PSINet Asia Holdings      Arbitration, International Chamber                about
Inc. and PSINet Inc., Respondents, and       of Commerce                                  11/14/2000
PSINet Hong Kong Limited, Additional
Respondent on the Counterclaim, ICC Case
No. 12275/BWD

Timothy Jackson et al. v. PSINet Inc.        United States District Court for              3/12/2001                   $2,550,000
                                             the Southern District of New York

Urbacon Limited v. PSINet Datacenter         Supreme Court of Ontario (General            12/22/2000        Construction lien for
Canada Limited and PSINet Realty Canada      Division)                                                            $4,484,052 (1);
Limited                                                                                                        Statement of Claim
                                                                                                               for $2,134,329 (1)

Nipe v. PSINet Inc., Civil Action            United States District Court for              1/24/2001                     $255,000
01-131JMR/SRN                                the District of Minnesota

Marubeni Corporation and Marubeni America    Supreme Court of New York, New               12/29/2000      Compensatory $3,000,000
Corporation v. PSINet Inc. and PSINet        York County                                                      Punitive $6,000,000
Transaction Solutions, Inc.

Price/McNabb v. PSINet Consulting            Western District of North Carolina           11/21/2000       Not less than $600,000
Solutions LLP, Case No. 3:00CV570-MU

Ree Panama, S.A. v. PSINet Inc. and R.G.     Supreme Court of the State Of New           On or about                   $4,683,138
Investments Panama, Inc., Index No.          York, New York County                           12/2000
00/605475

Harold "Pete" Wills v. PSINet Inc., At Law   Fairfax County Circuit Court,                     On or                   $2,000,000
No. 194018                                   Virginia                                          about
                                                                                              3/2001

Edward L. Pierce and Joseph Tusa, Jr. v.     District Court of Harris County,              3/14/2001      Compensatory $1,250,000
PSINet Inc., Cause No. 2001-12898            Texas                                                           Punitive $10,000,000

Proc. 2001.001.036697-1, 42nd Civil Court,   Rio de Janeiro state court               Ex parte order                   $1,800,000
Rio de Janeiro (ex parte order obtained by                                               obtained on
former owners of Wavis Equipamentos de                                                      4/6/2001
Informatica Ltda.)


(1) In each action seeking damages in foreign currency, we have converted the amounts sought into U.S. dollars using the foreign currency exchange rate as of December 29, 2000, the last business day of our fiscal year.

PSINet intends to vigorously contest these actions and the shareholder lawsuits, although no assurance can be given as to the outcome of these lawsuits. If there is an unfavorable outcome it could adversely affect our financial position, our results of operations and cash flows. In addition, the process of defending these suits may take a significant amount of time and may place additional strain on our resources and subject us to additional expenses and could adversely impact our ability to attract equity or debt financing or strategic partners on favorable terms.

We are subject to certain other claims and legal proceedings that arise in the ordinary course of our business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us and have a material adverse effect on us.

The entry of one or more judgments, orders or decrees against us for the payment of money in excess of $10 million, individually or in the aggregate, would result in a default under our debt securities if unpaid or not covered by financially sound third party insurers and unstayed for a period of 60 consecutive days.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock and Series C preferred stock are listed for trading on The Nasdaq National Market under the symbol "PSIX". On April 3, 2001, the NASDAQ National Market announced that it had suspended trading in our common stock and Series C preferred stock. We cannot assure you of the continued listing of our securities on The Nasdaq National Market. For a discussion of the risks associated with the possible delisting of our securities, see the risk factor entitled "We cannot assure you of the continued listing of our securities on The Nasdaq National Market and other securities exchanges and associations." The following table sets forth the high and low sales prices for our common stock as reported during each quarterly period in 1999 and 2000 and through April 3, 2001 on The Nasdaq Stock Market, as adjusted for our two-for-one common stock split effected on February 11, 2000.

                                                                                   1999
                                                     ---------------------------------------------------------------
                                                                High                                Low
                                                     ---------------------------         ---------------------------
First Quarter....................................                  $22.4688                            $17.5625
Second Quarter...................................                  $24.4688                            $21.7125
Third Quarter....................................                  $24.5000                            $16.7500
Fourth Quarter...................................                  $31.5625                            $22.0625

                                                                                  2000
                                                     ---------------------------------------------------------------
                                                                High                                Low
                                                     ---------------------------         ---------------------------
First Quarter....................................                  $60.9375                            $27.2500
Second Quarter...................................                  $35.0000                            $18.1250
Third Quarter....................................                  $25.7500                             $8.0625
Fourth Quarter...................................                   $9.6250                             $0.6250

                                                                                  2001
                                                     ---------------------------------------------------------------
                                                                High                                Low
                                                     ---------------------------         ---------------------------
First Quarter....................................                  $ 4.2188                            $ 0.0938
Second Quarter (through April 3, 2001)...........                  $ 0.2188                            $ 0.1875

The last reported sale price of our common stock on The Nasdaq Stock Market on April 3, 2001 was $0.1875 per share. There were approximately 1,226 holders of record of our common stock as of April 3, 2001.

COMMON STOCK DIVIDEND POLICY

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our existing equipment lease facilities, the payment of cash dividends is prohibited without the lender's consent, and under the terms of the indentures governing our senior notes, our ability to pay cash dividends is limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Structure" in Part II, Item 7 of this Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth for the periods indicated our selected consolidated financial and operating data. The consolidated balance sheet data, consolidated statement of operations data and cash flow data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our consolidated financial statements. In 2000, we completed the acquisition of Metamor Worldwide, Inc., a consulting company, incurred significant losses on discontinued operations, recorded significant impairment charges related to assets identified as held for sale and several restructuring charges associated with the integration of acquisitions, development of a global brand image, reduction in our work force and the elimination of certain network redundancies. In 1999 and 1998, we acquired a significant number of businesses and global fiber optic bandwith, issued a significant amount of debt and equity and, in 1998, incurred a non-recurring arbitration charge. In 1997, we sold our software subsidiary and in 1996, we sold our individual subscriber accounts and certain related assets. These transactions affect the comparability of our financial position, results of operations and cash flows for those years. The following selected consolidated financial and operating data should be read in conjunction with our more detailed consolidated financial statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

EBITDA is used in the Internet services industry as one measure of a company's operating performance and historical ability to service debt. EBITDA is not determined in accordance with GAAP, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with GAAP. We define EBITDA as losses from continuing operations before interest expense and interest income, taxes, depreciation and amortization, impairment charges, restructuring charges, other non-operating income and expense and charges for acquired in-process research and development. Our definition of EBITDA may not be comparable to similarly titled measures used by other companies.

THE FOLLOWING INFORMATION GIVES EFFECT TO: (a) A TWO-FOR-ONE STOCK SPLIT OF OUR COMMON STOCK, EFFECTED IN THE FORM OF A STOCK DIVIDEND ON FEBRUARY 11, 2000, TO HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON JANUARY 28, 2000 AND (b) CLASSIFICATION OF XPEDIOR AND PTS AS DISCONTINUED OPERATIONS (IN MILLIONS OF U.S. DOLLARS, EXCEPT FOR PER SHARE AND OPERATING DATA).


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2000            1999            1998          1997           1996
                                                          ----            ----            ----          ----           ----
STATEMENT OF OPERATIONS DATA:
Revenue:
  Access & hosting solutions                            $   785.6      $    534.1     $    259.6      $  121.9       $   84.4
  Consulting solutions                                      209.9             --             --            --             --
                                                        -----------    -----------    -----------      --------    ----------
                                                        $   995.5      $    534.1     $    259.6      $  121.9       $   84.4
                                                        ===========    ===========    ===========    ==========    ==========
Gross profit:
  Access & hosting solutions                            $   197.0      $    147.3     $     60.2      $   27.5       $   14.3
  Consulting solutions                                       52.5             --             --            --             --
                                                        -----------    -----------    -----------      --------    ----------
                                                        $   249.5      $    147.3     $     60.2      $   27.5       $   14.3
                                                        ===========    ===========    ===========    ==========    ==========
Net loss from continuing operations                     $(3,766.2)     $   (334.0)    $   (261.8)     $  (45.6)      $  (55.1)
                                                        ===========    ===========    ===========    ==========    ==========
Net loss available to common shareholders               $(5,031.9)     $   (433.9)    $   (264.9)     $  (46.0)      $  (55.1)
                                                        ===========    ===========    ===========    ==========    ==========
Basic and diluted loss per share from continuing
   operations                                           $  (22.03)     $    (2.83)    $    (2.66)     $  (0.57)      $  (0.70)
                                                        ===========    ===========    ===========    ==========    ==========
Basic and diluted net loss per share                    $  (28.92)     $    (3.49)    $    (2.66)     $  (0.57)      $  (0.70)
                                                        ===========    ===========    ===========    ==========    ==========
Shares used in computing basic and diluted loss per
   share (in thousands)                                    174,010        124,386         99,612        80,612         78,756
                                                        ===========    ===========    ===========    ==========    ==========
OTHER FINANCIAL DATA:
EBITDA (as defined)                                     $   (173.1)    $    (32.5)    $    (42.1)     $  (21.2)      $  (28.0)
Capital expenditures                                       1,674.8          832.8          303.6          50.1           38.4

CASH FLOW DATA:
Cash flows used in operating activities                 $   (329.8)    $   (157.8)    $    (87.6)     $  (15.6)      $  (32.5)
Cash flows used in investing activities                     (692.1)      (1,518.7)        (745.7)        (15.6)          (7.9)
Cash flows provided by (used in) financing activities        593.0        2,520.3          874.2          12.6          (10.5)

OPERATING DATA:
Number of POPs                                                 910            900            500           350            350
Number of commercial accounts                               90,000         91,000         54,700        26,400         17,800
Number of consumer customer accounts                       419,000        562,000        225,000         5,300             --

BALANCE SHEET DATA:
Cash, cash equivalents, short-term investments and
   marketable securities                                $    529.7     $  1,659.9     $    360.7      $   33.3       $   56.4
Restricted cash and short-term investments                    27.4           76.0          124.3          20.7            0.9
Total assets                                               2,577.1        4,466.5        1,284.2         186.2          177.1
Current portion of debt                                    3,680.1          115.0           60.0          39.6           26.9
Long-term debt and redeemable securities,
   less current portion                                       65.2        3,184.3        1,064.6          33.8           26.9
Total liabilities                                          4,534.1        3,743.5        1,404.4         112.8           87.3
Shareholders' equity (deficit)                            (2,022.2)         723.0         (120.2)         73.4           89.8
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART II, ITEM 8 OF THIS FORM 10-K. THE RESULTS SHOWN BELOW ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS. FOR A DISCUSSION OF THE RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, YOU SHOULD READ "RISK FACTORS" IN ITEM 1 OF THIS FORM 10-K AND OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RECENT DEVELOPMENTS

In our filing on Form 10-Q for the third quarter ended September 30, 2000, we stated that our capital requirements under our business plan for fiscal year 2001 were greater than available capital resources. We acknowledged that in the event we were unable to significantly reduce our capital expenditures, sell non-strategic assets, or obtain financing, we could be unable to satisfy our obligations to third parties, which could result in defaults under our debt and other financing agreements. Such events would have a material adverse impact on us and threaten our ability to continue as a going concern. As of April 10, 2001, we had cash, cash equivalents, short-term investments and marketable securities held in financial institutions of approximately $520 million, of which approximately $27 million secures obligations under letters of credit and similar obligations. Our cash, cash equivalents, short-term investments, marketable securities and cash generated by the expected proceeds from asset sales are not expected to be sufficient to meet our anticipated cash needs absent successful implementation of one or more financial or strategic alternatives we currently have under consideration. Even if we implement successfully one or more of such alternatives, we cannot assure you that we will not run out of cash.

As we have announced previously, we have engaged Goldman, Sachs & Co. to assist us in analyzing and considering various financial and strategic alternatives available to us, including a strategic alliance or the possible sale of all or a portion of the company. We have also engaged Dresdner Kleinwort Wasserstein as a financial advisor to explore alternatives to restructure our obligations to our bondholders and other creditors. Dresdner Kleinwort Wasserstein's activities are being undertaken in conjunction with the ongoing activities of Goldman, Sachs & Co. We cannot assure you that we will be successful in restructuring our obligations or completing any of these strategic alternatives. These efforts are likely to involve our reorganization under the federal bankruptcy code. Even if we were successful in any of these efforts, it is likely that our common stock and preferred stock will have no value, and that our indebtedness will be worth significantly less than face value.

GENERAL

As a leading provider of Internet and eCommerce solutions to businesses, we offer integrated global e-commerce infrastructure, end-to-end IT solutions and a full suite of retail and wholesale Internet services primarily to business customers. We operate one of the largest global commercial data communications networks that is capable of transmission speeds in excess of three terabits per second. We serve approximately 90 of the 100 largest metropolitan statistical areas in the U.S., have a presence in the 20 largest telecommunications markets globally and operate in 27 countries. During 2000, we conducted our business through operations organized into four geographic reporting segments - U.S./Canada, Latin America, Europe and Asia/Pacific - and one vertical product line - Inter.net Global LLC (Inter.net).

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

Our solutions and products include dedicated and global dial up access, managed services, collocation and shared hosting, financial services, enterprise resource planning system implementation, application development, application service provider services and managed applications. We provide access solutions and hosting solutions to approximately 90,000 commercial accounts, which together with our ISP, carrier, small office/home office (SOHO) and consumer businesses around the world serve over 2.4 million end users. We also provide wholesale and private label network connectivity and related solutions to other ISPs and telecommunications carriers to maximize efficient use of our network capacity.

We currently have 16 hosting centers in service with approximately 1.5 million square feet. We operate ten additional colocation centers in ten cities in six countries, encompassing approximately 29,000 gross square feet. We also have eight network operating centers that monitor and manage network traffic 24-hours per day, seven-days per week.

DISCONTINUED OPERATIONS

On April 3, 2001, we completed the sale of our PSINet Transaction Solutions subsidiary, or PTS, for a cash purchase price of approximately $285 million that is subject to certain adjustments. Since PTS represents a major line of business with its own class of customers, we have classified it as a discontinued operation for all periods presented. Included in our loss from discontinued operations for the years ended December 31, 2000 and December 31, 1999 is PTS's net loss of $39.5 million and $82.2 million, respectively. Additionally, during the year ended December 31, 2000 we have recognized a loss on disposal of approximately $340.9 million.

In November 2000, we approved a plan to dispose of our 80% interest in Xpedior Incorporated, acquired in conjunction with our acquisition of Metamor Worldwide Inc. in June 2000. As Xpedior represents a separate major line of business and has its own class of customers, we have classified it as a discontinued operation for all periods presented. In November 2000, we made an additional investment of $15 million in Xpedior in the form of convertible preferred stock. In the fourth quarter of 2000, we engaged investment bankers to pursue the sale of our interest in Xpedior. Subsequently, Xpedior's Board of Directors engaged its own investment bankers to pursue potentially interested investors or acquirers. Initially, there were several interested acquirers, but all of them have since abandoned their efforts largely due to the dramatic softening of the e-business consulting market. Xpedior has announced that it is likely that its common stock will have no value. As such, we have written down the carrying value of our investment in Xpedior to zero. Included in our loss from discontinued operations for the year ended December 31, 2000 is our share of Xpedior's net loss of $28.3 million for the period from acquisition, June 15, 2000, through September 30, 2000, which is the operating period prior to our classification of Xpedior as a discontinued operation. Additionally during 2000, we accrued approximately $787.0 million for the estimated loss on the disposal of Xpedior, including approximately $6.2 million for estimated operating losses of Xpedior during the phase out period.

In October 2000, we sold our operations in our India/Middle East/Africa region, previously reported as a separate segment in the first quarter of 2000 and consolidated with our Europe segment in the second quarter of 2000. We recognized a loss on disposal of $2.2 million, including $0.1 million for losses during the phase out period.

Actual amounts included in the consolidated balance sheets as net current assets and net non-current assets of discontinued operations can be found in Note 4 to our consolidated financial statements under Discontinued Operations.

ASSETS HELD FOR SALE

In March 2001, we completed the divestiture of our separate consumer access business, which we had created by combining most of our consumer Internet and portal businesses that we had acquired since January 1, 1998 under a wholly owned subsidiary called Inter.net Global. We engaged a third party valuation firm to allocate goodwill and other intangibles from our ISP acquisitions between corporate and consumer operations. Such intangibles, along with certain tangible assets, and customer contracts were transferred to Inter.net in 2000. As part of the divestiture, we transferred all of our interest in Inter.net Global to a third party in exchange for certain debt and equity securities and other non-cash considerations representing an ownership interest in that third party of less than 20%. For additional information about the divestiture, see Divestitures under Item 1 of this Form 10-K. The divestiture of this asset resulted in an impairment charge of approximately $181.8 million during 2000, reflecting the write-down of the Inter.net book value to the fair value of the consideration expected to be received.

Additionally, during February 2001 and November 2000, we approved plans to sell certain assets within our U.S./Canada and European segments, principally consisting of certain of our consulting solutions businesses, which are no longer critical to our strategy of offering integrated web solutions for business customers. These businesses were acquired as part of the Metamor acquisition. These assets are classified in their respective historical line items in our condensed consolidated financial statements as of and for the year ended December 31, 2000. The market valuation of companies in the e-services consulting space has decreased dramatically since the announcement of our intention to acquire Metamor in March 2000. This decrease, combined with our decision to sell these assets, triggered a review of the recoverability of goodwill, other intangibles and other long-lived assets. As a result, we recorded an impairment charge of $582.0 million during the year ended December 31, 2000, reflecting the write-down of these assets to their estimated fair value. Fair value was determined based upon comparable consummated transactions, prices for similar assets and the results of other available valuation techniques. During March 2001, we completed the sale of three of our assets held for sale: PSINet Global Consulting Solutions, our San Francisco facility and our land in Seattle. In April 2001, our subsidiary Metamor Holdings (France) completed the sale of all of its interest in Decan Groupe. The sale of these assets resulted in no additional impairment charge to the amounts previously recorded.

Once an asset is approved for sale, depreciation and amortization is suspended and such assets are classified in their respective historical line items at the lower of their carrying value or fair value less cost to sell in the consolidated financial statements as of and for the year ended December 31, 2000. Included in our net loss for the year ended December 31, 2000 is approximately $73.1 million of net loss relating to the operations of the assets identified as held for sale, excluding the impairment charges relating to these assets identified above.

Actual amounts included in our consolidated balance sheets relating to assets identified as held for sale can be found in Note 4 to our consolidated financial statements under Assets Held For Sale.

OTHER IMPAIRMENT CHARGES

During the fourth quarter of 2000, we determined that the undiscounted cash flows associated with our long-lived assets would not be sufficient to recover the net book value of such assets. In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), we have recorded an impairment charge of appromixately $1.8 billion to reflect our long-lived assets at fair value. The estimates of the fair values of the long-lived assets are based in part on a valuation of such assets performed by independent valuation consultants. The fair values, as required by SFAS 121, did not consider a forced sale or liquidation and were based primarily upon discounted estimated cash flows. The assumptions supporting the estimated cash flows, including the discount rates and an estimated terminal value, reflect our best estimates. The discount rates used were primarily based upon the weighted average cost of capital for comparable companies.

RESTRUCTURING ACTIONS

During the first, third and fourth quarters of 2000, we completed and approved three separate restructuring plans that were directed at developing a global brand image, eliminating certain network redundancies, streamlining operations and product offerings, and taking advantage of synergies created by our integration process. In the first quarter, the plan was principally related to actions to be taken in our U.S./Canada, Latin America and Asia/Pacific segments. In the third quarter, the plan was related to actions to be taken to reduce headcount, primarily at the corporate level in the U.S./Canada segment. In the fourth quarter, the plan was related to actions to be taken in all four geographic segments. Management anticipated that the actions undertaken in the restructuring plans would result in future operating cost savings.

DECEMBER 2000 RESTRUCTURING CHARGE:

During the fourth quarter of 2000, we recorded a restructuring charge of $45.9 million that relates to termination charges for excess circuits that are associated with our network, early termination of excess leased office facilities, closure costs relating to the shut-down of our Taiwan operations and termination benefits relating to 169 employees.

The major components of the restructuring charge are as follows (in millions of U.S. dollars):

Termination charges for excess circuits and leased facilities                           $  27.3
Closure costs associated with Taiwan                                                        0.6
Termination costs of commitment to purchase capital equipment                              15.0
Employee costs incurred under severance agreements and reduction in force (RIF) plans       3.0
                                                                                        -------
           Total                                                                        $  45.9
                                                                                        =======

The termination charges for excess circuits of $26.3 million and early facility lease termination costs of $1.0 million relate to penalties to be incurred in the U.S./Canada segment. The closures costs related to our operations in Taiwan relate to circuit termination penalties to be incurred in the Asia/Pacific segment.

The termination costs of a commitment to purchase capital equipment relates to our decision to cease construction of certain data centers in our U.S./Canada segment during December 2000. We paid $15.0 million to an equipment vendor to relieve us of commitments for future commitment purchases.

The termination charges under severance agreements of $2.2 million result from the elimination of eight management positions within our U.S./Canada, Europe and Asia/Pacific segments. The RIF charge of $0.8 million relates to the termination of 161 full-time employees from various departments located in our U.S./Canada and Latin America segments. All terminations and termination benefits were communicated to these affected employees prior to or on December 31, 2000.

Liabilities for termination of excess circuits and facilities and the closure costs associated with Taiwan are included in other accounts payable and accrued liabilities while the severance and RIF liabilities are included in accrued payroll and related liabilities. We expect all remaining amounts associated with the restructuring charge to be paid before December 31, 2001.

We do not believe that as of December 31, 2000 there were any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs incurred during the fourth quarter of 2000.

Actual amounts of termination penalties, severance and other restructuring related payments can be found in Note 4 to our consolidated financial statements under Restructuring Charges.

SEPTEMBER 2000 RESTRUCTURING CHARGE:

During the third quarter of 2000, we recorded a restructuring charge of $22.2 million that relates to termination benefits for 104 employees.

The major components of the restructuring charge are as follows (in millions of U.S. dollars):

Termination costs under severance agreements:
   Cash payments                                $   2.6
   Non-cash stock compensation                     18.6
Employee costs under RIF plan                       1.0
                                                -------
           Total                                $  22.2
                                                =======

We expect substantially all of the cash payments to be made before September 30, 2001.

The termination charges under severance agreements result directly from the elimination of eleven management positions at the corporate level, and our U.S./Canada and Asia/Pacific segments. The total charge of $21.2 million consists of $2.6 million of cash payments and $18.6 million in non-cash charges relating to the revaluation of stock options under each individual's severance agreement. A revaluation of stock options outstanding is required when severance terms result in a change to the existing terms of the stock options.

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

We do not believe that as of December 31, 2000 there were any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs incurred during the third quarter of 2000.

Actual amounts of employee termination and severance payments can be found in
Note 4 to our consolidated financial statements under Restructuring Charges.

MARCH 2000 RESTRUCTURING CHARGE:

The major components of the restructuring charge as originally estimated are as follows (in millions of U.S. dollars):

Termination charges for excess bandwidth and facilities          $  12.8
Closure costs of POP facilities identified for decommissioning       3.4
Employee costs incurred under RIF plans                              0.7
                                                                 -------
           Total                                                 $  16.9
                                                                 =======

In the third quarter of 2000, we reversed $6.0 million of our initial restructuring charge that related to expected termination charges for excess bandwidth primarily in our Asia/Pacific segment. At the time the original restructuring plan was completed, it had been determined that the vendor to whom the termination liability was owed did not offer desirable products or services such that we could reduce or eliminate the termination liability. In the third quarter of 2000, however, our termination liability was waived by the bandwidth vendor upon completion of a new agreement which included a future volume commitment on competitively priced services in the future.

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

The RIF charge resulted from the termination of 132 employees. All terminations and termination benefits were communicated to the affected employees prior to or on March 31, 2000 and substantially all severance benefits have been paid prior to March 31, 2001.

Liabilities for termination and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities. Substantially all amounts have been paid prior to March 31, 2001.

Actual amounts of termination benefits, POPs and other restructuring related payments can be found in Note 4 to our consolidated financial statements under Restructuring Charges.

OTHER CHARGES:

During 2000, we identified certain impaired tangible and intangible assets. The $156.0 million asset charge, included in depreciation and amortization for the year ended December 31, 2000, consists of the following:

o    $50.9 million write-off of acquired tradenames;

o    $62.3 million write-off of excess or obsolete equipment; and

o $42.8 million write-off of certain software assets and abandoned internal-use software projects.

The acquired tradename charge resulted from our decision to utilize the PSINet brand for both ISP and non-ISP businesses. As a result, we decided to discontinue commercial use of our many acquired companies' tradenames. We believe the switch to the global use of the PSINet tradename should enhance both our global brand imaging and customer recognition efforts.

The write-off of equipment relates primarily to telecommunications equipment that has been identified as excess or obsolete based on our decision to curtail certain expansion projects during the fourth quarter of 2000. The write-off of software assets resulted from the decision to no longer utilize certain business software solutions and to abandon certain internal-use software projects.

ACQUISITIONS

ACQUISITION OF METAMOR WORLDWIDE, INC.:

We acquired Metamor on June 15, 2000 and renamed it PSINet Consulting Solutions Holdings, Inc., or PCS. We paid Metamor stockholders approximately 31.7 million shares of our common stock, which represented a value of $1,375.9 million based upon a price per share of our common stock of $43.3502. The number of shares paid was based on an aggregate of 35.2 million shares of Metamor common stock outstanding as of the effective date of the acquisition at a conversion ratio of
0.9 shares of our common stock for each share of Metamor's common stock outstanding. We also assumed options to acquire approximately 4.2 million shares of Metamor common stock which are exercisable for approximately 3.8 million shares of our common stock. The options issued were valued, using an option pricing model, at $134.1 million and were included in the purchase price calculation. In addition, Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million became convertible into our common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity, subject to adjustment. Simultaneously with the acquisition, we invested $50.0 million in Xpedior, a majority owned subsidiary of Metamor, through a convertible note which was converted into shares of convertible preferred stock. In November 2000, we invested an additional $15 million in Xpedior in the form of convertible preferred stock. We believed that this $15 million investment was necessary to preserve and enhance our remaining shareholder value in Xpedior. As discussed above under Discontinued Operations, in November 2000 we classified Xpedior as a discontinued operation. As a result, the financial statements, results of operations and related footnotes reflect Xpedior as a discontinued operation for all periods presented in this Form 10-K.

ACQUISITION OF TRANSACTION NETWORK SERVICES, INC.:

On November 23, 1999, we acquired Transaction Network Services, Inc., or TNS, which we renamed as PSINet Transaction Solutions, or PTS, during June 2000. We paid TNS shareholders approximately $339.3 million in cash and approximately
15.2 million shares of our common stock, which represented an aggregate value of approximately $347.7 million based upon the price per share of our common stock of $22.859. In addition, we assumed options to acquire approximately 463,000 shares of TNS common stock, representing an aggregate value of approximately $13.0 million, which have become exercisable into 926,000 shares of our common stock. We also paid outstanding principal and interest under TNS's revolving credit facility in the amount of $52.1 million from cash on hand. As discussed above under Discontinued Operations, during April 2001 we completed the sale of PTS for a cash purchase price of approximately $285 million, subject to certain adjustments, and have accordingly classified it as a discontinued operation. As a result, the financial statements, results of operations and related footnotes reflect PTS as a discontinued operation for all periods presented in this Form 10-K.

OTHER ACQUISITIONS:

From January 1, 1998 through December 31, 2000, we made significant acquisitions of fiber-based bandwidth and related equipment to enhance our network infrastructure and lower our per unit operating costs. In addition, we acquired more than 74 companies throughout our four geographical operating segments.

STOCK SPLIT

On January 18, 2000, we announced a two-for-one split of our common stock that was effected on February 11, 2000 by means of a stock dividend to holders of record as of the close of business on January 28, 2000. The financial statements and all references to common stock contained in this Form 10-K give retroactive effect to the stock split.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999,
AND
YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS
(all charts below are in millions of U.S. dollars, except for share and per share data)

REVENUE

                            YEAR ENDED  YEAR ENDED             YEAR ENDED
                             12/31/00   12/31/99   % INC/(DEC)  12/31/98    % INC/(DEC)
                             --------   --------   -----------  --------    -----------
Access                      $  656.7    $  492.2       33%       $  242.4       103%
  % of total                    66%         92%         --            93%         --
Hosting                     $  128.9    $   41.9      208%       $   17.2       144%
  % of total                    13%          8%         --             7%         --
                            -----------------------------------------------------------
       Access & Hosting     $  785.6    $  534.1       47%       $  259.6       106%
       % of total               79%        100%         --           100%         --

Consulting                  $  209.9         *        100%            *           *
  % of total                    21%           --        --             --         --
Total                       $  995.5    $  534.1       86%       $  259.6       106%

* Consulting revenue is the result of the Metamor acquisition that occurred during 2000.

Access revenues grew 33% from 1999 to 2000, and 103% from 1998 to 1999. A substantial portion of this growth resulted from acquisitions made in 1999 and 2000. Current market conditions indicate that our future revenue growth in access solutions may be modest compared to historical revenue growth, as we continue to exit high-volume, low-value products in order to strengthen our focus on larger, higher margin bandwidth sales. Hosting revenues grew 208% from 1999 to 2000. We presently anticipate double-digit growth rates in hosting solutions revenue to the extent we can attract and retain customers to the recently opened hosting centers.

GROSS PROFIT

                            YEAR ENDED    YEAR ENDED                 YEAR ENDED
                             12/31/00     12/31/99     % INC/(DEC)    12/31/98      % INC/(DEC)
                             --------     --------     -----------    --------      -----------
Access & Hosting              $197.0        $147.3          34%          $60.2           145%
  % of revenue                   25%           28%           --            23%             --
Consulting                      52.5           *             *             *               *
  % of revenue                   25%           *             --            *               --
Total                         $249.5        $147.3          69%          $60.2           145%
  % of revenue                   25%           28%           --            23%             --

* Consulting gross profit is the result of the Metamor acquisition that occurred during 2000.

Overall gross margin has decreased from 28% in 1999 to 25% in 2000. This decrease is driven by both the price reductions experienced in the wholesale access business and the higher customization costs experienced in the early stages of filling the recently opened hosting centers. Overall gross margin in 1999 compared favorably to 1998 due to the higher margin hosting products sold in 1999 in the smaller hosting centers prior to the construction of the larger hosting centers in late 1999 and 2000.

OTHER COSTS

                                                  YEAR ENDED    YEAR ENDED                 YEAR ENDED
                                                   12/31/00     12/31/99     % INC/(DEC)    12/31/98      % INC/(DEC)
                                                   --------     --------     -----------    --------      -----------
Sales & marketing                                   $ 189.5       $ 103.0            84%      $57.0             81%
    % of revenue                                        19%           19%             --        22%              --



General & administrative                            $ 233.1        $ 76.8           203%      $45.3             70%
     % of revenue                                       23%           14%             --        17%              --
Depreciation & amortization                         $ 562.0       $ 160.0           251%      $63.4            152%
     % of revenue                                       56%           30%             --        24%              --
Acquired in-process research & development               --        $  4.7         (100)%      $70.8           (93)%
     % of revenue                                        --            1%             --        27%              --
Impairment charges                                $ 2,589.9            --           100%         --              --
     % of revenue                                      260%            --             --         --              --
Restructuring charges, net                           $ 78.0            --           100%         --              --
     % of revenue                                        8%                           --         --              --
Interest expense                                    $ 398.2       $ 193.0           106%      $63.9            202%
     % of revenue                                       40%           36%             --        25%              --
Interest income                                     $  73.0        $ 54.3            34%      $19.6            177%
     % of revenue                                        7%           10%             --         8%              --
Other income (expense), net                        $ (38.0)       $ (0.9)       (4,122)%      $ 6.9          (113)%
     % of revenue                                        4%            1%             --         3%              --
Non-recurring arbitration charge                         --            --             --      $49.0          (100)%
     % of revenue                                        --            --             --        19%              --

SALES AND MARKETING:

Sales and marketing expenses consist primarily of personnel costs, advertising costs, distribution costs and related occupancy costs. The increases in sales and marketing expenses are due to the costs associated with expansion of our domestic sales force to respond to opportunities in the Web hosting business, the growth of our sales force internationally in conjunction with our growth and acquisitions, and continued increases in advertising costs designed to increase awareness of the PSINet name, including the launch of a branding campaign during 2000 designed to leverage the PSINet brand name worldwide.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, legal and administrative personnel, professional fees, and provision for uncollectible accounts receivable. With our year-over-year sales growth of 86% and 106% in 2000 and 1999, respectively, we were required to build our administrative infrastructure, requiring both incremental hiring and the use of external advisors, to cope with the complexity of integration in a global environment. While the geographic regions generally kept their administrative personnel costs at the same marginal level, general and administrative costs were higher due to additional bad debt expense resulting primarily from Internet customers being negatively impacted by recent market conditions. Our provision for uncollectible accounts was $35.3 million, $7.6 million and $5.5 million at December 31, 2000, 1999 and 1998, respectively. As a percentage of revenue, our provision was 4%, 1% and 2%, respectively, for these same periods. Additionally, the year-over-year comparison of 2000 to 1999 shows the impact of the acquisition of PCS, which historically has experienced higher general and administrative costs if utilization rates are lower. PCS did experience lower utilization rates during the last half of 2000 as integration continued to be challenging and the entire consulting market softened. Lastly, we established a separate administrative structure for Inter.net Global beginning in March 2000 preparing for its separation from PSINet.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization costs have increased both in amount and as a percentage of revenue as a result of capital expenditures associated with network infrastructure enhancements, including telecommunications bandwidth acquisitions, build out of hosting centers, and depreciation and amortization of tangible and intangible assets related to business acquisitions.

For the year ended December 31, 2000, $363.9 million of our depreciation and amortization expenses related to depreciation of fixed assets and $198.1 million related to amortization of intangibles. Depreciation and amortization for the year ended December 31, 2000 includes $50.9 million relating to the write-off of acquired tradenames and $105.1 million relating to the write-off of obsolete equipment and certain software assets. For the year ended December 31, 1999, $112.4 million of our depreciation and amortization expenses related to depreciation of fixed assets and approximately $47.6 million related to amortization of intangibles. For the year ended December 31, 1998, $51.4 million of our depreciation and amortization expenses related to depreciation of fixed assets and approximately $11.4 million related to amortization of intangibles.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT:

A portion of the value of various acquisitions in 1998 and 1999 was attributed to in-process research and development, which must be expensed immediately. The charges were quantified by means of independent valuations and reflect technologies acquired prior to technological feasibility and for which there was no alternative future use. There was no acquired in-process research and development charge taken during 2000.

IMPAIRMENT CHARGES:

Impairment charges relate to the reduction of the carrying values of our long-lived assets, our assets identified as held for sale and our goodwill and other intangible assets. For a discussion of impairment charges, see "Assets Held For Sale" and "Other Impairment."

RESTRUCTURING CHARGES, NET

Restructuring charges, net, relate to the three different restructuring plans undertaken during 2000. For a discussion of these restructuring plans, see "Restructuring Actions."

INTEREST EXPENSE:

Interest expense significantly increased during each period presented. These increases are a direct result of the issuance of our 10% senior notes in April 1998, 11 1/2% senior notes in November 1998, 11% senior notes in July 1999 and our 10 1/2% senior notes in December 1999, as well as to increased borrowings and capital lease obligations incurred to finance our network expansion and to fund our working capital requirements. Approximately $68.2 million of remaining debt issuance costs and the remaining unamortized discount of $23.2 million on the 2.94% Notes were expensed as a component of interest expense during 2000 in conjunction with the classification of our debt obligations as current. Interest expense is directly related to our borrowings. Future increases in interest expense will depend on capital needs and availability and our financing decisions.

INTEREST INCOME:

Interest income increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999, which is primarily due to higher average cash, cash equivalents, restricted cash and restricted short-term investments and short term investments balances during 2000. Interest income increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase is due to interest received on the net proceeds of our various financing activities during 1999.

NON-RECURRING ARBITRATION CHARGE:

The results for 1998 include a $49.0 million charge for an arbitration award and related costs. There were no similar charges in 2000 or 1999.

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS AND LOSS PER SHARE

                                                              YEAR ENDED    YEAR ENDED                   YEAR ENDED
                                                               12/31/00      12/31/99      % INC/(DEC)    12/31/98    % INC/(DEC)
                                                               --------      --------      -----------    --------    -----------
Net loss available to common shareholders:
Continuing operations                                         $ (3,833.0)   $  (351.7)          990%      $(264.9)        33%
Discontinued operations                                         (1,198.9)       (82.2)        1,358%            --
                                                              -----------   ----------      ----------    --------
  Total                                                       $ (5,031.9)   $  (433.9)        1,060%      $(264.9)        64%
                                                              ===========   ==========                    ========
Shares used in computing loss per share (in thousands)
                                                                 174,010      124,386             --        99,612         --
Net loss per share - basic and diluted:
Continuing operations                                         $   (22.03)   $   (2.83)          678%      $ (2.66)         6%
Discontinued operations                                            (6.89)       (0.66)          944%            --         --
                                                              -----------   ----------      ----------     -------
  Net loss per share                                          $   (28.92)   $   (3.49)          729%      $ (2.66)        31%
                                                              ===========   ==========                     =======

The primary reasons for the change in net loss available to common shareholders were:
o an estimated loss on the disposal, including provisions for operating results during the phase out period, of discontinued operations of $1,130.1 million during 2000;
o an impairment charge of $2,589.9 million relating to the write-down of certain assets identified as non-strategic and certain other long-lived assets during 2000;
o write-off of certain tangible and intangible assets of $156.0 million during 2000; and,
o    net restructuring charges of $78.0 million.

The return to preferred shareholders is subtracted from net loss in determining the net loss available to common shareholders. Because inclusion of common stock equivalents is antidilutive, basic and diluted loss per share are the same in each period presented.

SEGMENT INFORMATION

We evaluate the performance of our operating segments and allocate resources to them based on revenue and EBITDA, which we define as losses from continuing operations before interest expense and interest income, taxes, depreciation and amortization, impairment charges, restructuring charges, other non-operating income and expense and charges for acquired in-process research and development.

Operations of our U.S./Canada segment include shared network costs that we do not allocate to our other geographic segments for management reporting purposes. Unallocated corporate expenses consist primarily of personnel costs, professional services and corporate advertising and marketing expenditures and are included in the results of our U.S./Canada segment for 1998. During the years ended December 31, 2000, 1999 and 1998 we had no single customer representing greater than 10% of our revenues.

Additional metrics for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                        EBITDA AS A PERCENTAGE OF REVENUE
                                           ---------------------------------------------------------------------------------------
                                           YEAR ENDED         YEAR ENDED                             YEAR ENDED
                                            12/31/00           12/31/99            %INC/(DEC)         12/31/98        % INC/(DEC)
                                            --------           --------            ----------         ---------        -----------
U.S./Canada                                    (17)%               (4)%              (325)%            (18)%              78%
Latin America                                  (34)%                 8%              (525)%             *                  --
Europe                                          (5)%               (3)%               (67)%            (16)%              81%
Asia/Pacific                                      5%                10%               (50)%             (5)%             300%
Inter.net                                       (8)%                *                  --               *                  --
Unallocated Corporate Expenses                   --                 --                 --                --                --
     Total                                     (17)%               (6)%              (183)%            (16)%              63%

* Information is not available due to the emergence of Latin America as a new segment in 1999 and the formation of Inter.net in March 2000.

All of our operating segments have experienced significant changes in EBITDA during the periods presented due to our organic growth and our acquisitions as described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our loss from operations differs from EBITDA only by depreciation and amortization, impairment charges, net restructuring charges, other non-operating income and expense and charges for acquired in-process research and development. Therefore, loss from continuing operations in each segment reflects the same underlying trends as those impacting EBITDA as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN:

We have historically incurred losses from continuing operations, which have been funded primarily through borrowings and through the issuances of debt and equity securities. As of April 10, 2001, we had approximately $520 million of cash, cash equivalents, short-term investments and marketable securities, of which approximately

$27 million secures obligations under letters of credit and similar obligations. As previously announced during September 2000, management determined that our capital requirements under our business plan for fiscal year 2001 were greater than available capital resources. Due to our operating losses, declining cash balances and declining stock and debt values, recent changes in the financial markets and a general decrease in investor interest in the Internet industry, it has become extremely difficult, if not impossible, for us to attract equity or debt financing, including vendor and lease financing, or strategic partners on favorable terms, or at all. We have been exploring, among other things, the sale of certain non-strategic assets and reductions in capital expenditures. Despite the completed sales of PTS and PSINet Global Consulting Solutions, as well as other initiatives underway, there exists substantial doubt about our ability to continue as a going concern and, therefore, our ability to realize our assets and discharge our liabilities in the normal course of business. See the section of this Form 10-K entitled "Risk Factors." The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liability that may be necessary if we are unable to continue as a going concern.

We have engaged Dresdner Kleinwort Wasserstein as a financial advisor to explore alternatives to restructure our obligations to our bondholders and other creditors. Dresdner Kleinwort Wasserstein's activities are being undertaken in conjunction with the ongoing activities of Goldman, Sachs & Co. which, since it was retained in November 2000, has been directed at identifying strategic alternatives including divestitures of non-core businesses as well as the possible sale or merger of the entire company. We cannot assure you that we will be successful in restructuring our obligations or completing any of these strategic alternatives. These efforts are likely to involve our reorganization under the federal bankruptcy code. Even if we were successful in any of these efforts, it is likely that our common stock and preferred stock will have no value, and our indebtedness will be worth significantly less than face value.

Our failure to satisfy our obligations could result in defaults under our debt and other financing agreements and, after the passage of applicable time and notice provisions, would enable creditors in respect of those obligations to accelerate the indebtedness and assert other remedies against us. As of April 10, 2001, we had received notices of default from equipment lessors with respect to $68.1 million in equipment leases. We are seeking to resolve issues outstanding with these lessors who have, as of April 16, 2001, agreed to forbear from taking any action. We cannot assure you as to how long any lessor will continue to forbear. With respect to certain leases, the forbearance period could potentially expire as early as April 27, 2001 if we do not meet certain requirements. Additionally, on April 3, 2001, one of the lessors notified us that it had accelerated our obligations under its leases. Following negotiations with us, this lessor withdrew its notice of acceleration provided we satisfy certain payment obligations by April 20, 2001. An event of default under an equipment lease facility could nonetheless result in related defaults under each of our indentures governing our senior notes, which could cause all $3.1 billion in aggregate principal amount of the senior notes to become due and payable. As a result of such withdrawal, we believe that the event of default under the indentures relating to our senior notes arising from such acceleration event is no longer a continuing event of default. We cannot assure you that we will be able to cure any events of default or that the lessors will not seek other remedies that are available to them. Any such events could have a material adverse effect upon us and the factors discussed above could threaten our ability to continue as a going concern.

We are likely to seek protection under chapter 11 of the federal bankruptcy code and are subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against us. If we file a chapter 11 proceeding or if involuntary proceedings are commenced against us, other parties in interest may be permitted to propose their own plan, and we could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to our inability to emerge from chapter 11. Moreover, once bankruptcy proceedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against us, our creditors could seek our liquidation. If a plan were consummated or if we were liquidated, it would almost certainly result in our creditors receiving less than 100% of the face value of their claims, and in the claims of our equity holders being cancelled in whole. Even if we do propose a plan and it is accepted, we are unable to predict at this time what treatment would be accorded under any such plan to inter-company indebtedness, licenses, transfer of goods and services on other inter-company and intra-company arrangements, transactions and relationships. In addition, during any bankruptcy proceeding we would need court approval to take many actions out of the ordinary course, which could result in our inability to manage the normal operations of the company and which would cause us to incur additional costs associated with the bankruptcy process.

CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000, 1999  AND 1998:

Cash flows used in operating activities were $329.8 million, $157.8 million and $87.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all of these periods, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our network and intangible assets. Operating cash flows in 1999 also include the $48.0 million arbitration award payment.

Cash flows used in investing activities were $692.1 million, $1,518.7 million and $745.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Investments in certain businesses resulted in the use of $193.7 million of cash for the year ended December 31, 2000, net of cash acquired. Investments in our network and facilities during 2000 resulted in total additions to fixed assets of $1,743.6 million. Of this amount, $371.0 million was financed under vendor or other financing arrangements, $86.8 million of non-cash additions related to the OC-48 bandwidth acquired from IXC Internet Services, Inc., $68.8 million related to other network facilities that remained in accounts payable at December 31, 2000 and $1,217.0 million was expended in cash. For the year ended December 31, 1999, total additions were $832.8 million, of which $298.5 million was financed under equipment financing agreements, $48.2 million of non-cash additions related to the OC-48 bandwidth acquired from IXC, $1.8 million related to other network facilities that remained in accounts payable at year end, and $529.2 million was expended in cash including payments of $44.9 million for other network facilities that remained in accounts payable at December 31, 1998. For the year ended December 31, 1998, total additions were $303.6 million, of which $113.3 million was financed under equipment financing agreements, $27.4 million of non-cash additions related to the OC-48 bandwidth acquired from IXC, $44.9 million related to other network facilities that remained in accounts payable at December 31, 1998, and $118.0 million was expended in cash. Purchases of short-term investments during 2000 were an aggregate of $407.2 million, offset by proceeds from the sale and maturity of short-term investments of $1,070.2 million. Purchases of short-term investments during 1999 were an aggregate of $1,618.4 million, offset by proceeds from the sale and maturity of short-term investments of $1,211.7 million. Purchases of short-term investments during 1998 were an aggregate of $511.7 million offset by the sale and maturity of short-term investments of $251.2 million.
Investing cash flows were increased by $48.6 million and $48.3 million in 2000 and 1999, respectively, and decreased by $102.8 million in 1998 as a result of the changes in restricted cash and restricted short-term investments related to various financing activities.

Cash flows provided by financing activities were $593.0 million, $2,520.3 million and $874.2 million for the year ended December 31, 2000, 1999 and 1998, respectively. In 2000, we received $739.7 million of net proceeds from the issuance of our Series D preferred stock and $32.9 million from the deposit account relating to the exchange of a portion of our Series C preferred stock for our common stock. In 1999, we received $2.0 billion net proceeds from the issuance of notes payable and the draw on our credit facility and $742.0 million from equity offerings. In 1998, we received net proceeds from the issuance of notes payable of $1.06 billion. We made repayments aggregating $226.7 million, $246.1 million and $189.6 million for the year ended December 31, 2000, 1999 and 1998, respectively, on our lines of credit, capital lease obligations and notes payable. During the year ended December 31, 2000, 1999 and 1998, we received proceeds from the issuance of common stock pursuant to stock compensation programs of $32.7 million, $20.3 million and $6.0 million, respectively.

CAPITAL STRUCTURE:

Our capital structure at December 31, 2000 consisted of senior notes, capital lease obligations, other lines of credit, convertible preferred stock and common stock.

Total borrowings at December 31, 2000 were $3.7 billion, all of which are current.

All debt balances that could become payable immediately upon a default or a cross-default under our debt and capital lease arrangements have been classified as current liabilities at December 31, 2000. Refer to our prior discussion under "There is Substantial Doubt About Our Ability to Continue as a Going Concern."

At December 31, 2000, we had outstanding $600.0 million aggregate principal amount of 10% senior notes due 2005, $350.0 million aggregate principal amount of 11 1/2% senior notes due 2008, $1.05 billion aggregate principal amount and Euro 150 million aggregate principal amount of 11% senior notes due 2009, $600 million aggregate principal amount and Euro 150 million aggregate principal amount of 10 1/2% senior notes due 2006 and $227.0 million aggregate principal amount of 2.94% convertible subordinated notes due 2004.

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

o a limitation on the ability of any of our subsidiaries to guarantee or otherwise become liable with respect to any of our indebtedness unless such subsidiary provides for a guarantee of the 10% senior notes on the same terms as the guarantee of such indebtedness;

o a limitation on certain sale and leaseback transactions by us or our subsidiaries;

o a limitation on certain issuances and sales of capital stock of our subsidiaries; and

o a limitation on our ability and that of our subsidiaries to engage in any business not substantially related to a telecommunications business.

At December 31, 2000, we were in compliance with all such covenants.

In May 1999, we completed an offering of 16,000,000 shares of our common stock at $25.25 per share for net proceeds of approximately $383.8 million, after underwriting discounts and commissions and other offering expenses.

In May 1999, we completed an offering of 9,200,000 shares of our 6 3/4% Series C Cumulative Convertible Preferred Stock for net proceeds of approximately $358.1 million after underwriting discounts and commissions and other offering expenses. The Series C preferred stock has a liquidation preference of $50 per share. Refer to Note 6 to our consolidated financial statements under Capital Structure for further information on our Series C preferred stock.

In February and March 2000, we exchanged 4,629,335 shares of our Series C preferred stock for an aggregate of 8,155,192 newly issued shares of our common stock through individually negotiated transactions with a limited number of holders of the Series C preferred stock. The implied premium of $1.2 million incurred in connection with the exchanges was recognized as a return to preferred shareholders in the first quarter of 2000. Subsequent to the exchange, we converted the exchanged Series C preferred stock into 7,422,675 shares of our common stock, which are held as treasury shares.

In February 2000, we completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock for aggregate net proceeds of approximately $739.7 million after expenses. The Series D preferred stock has a liquidation preference of $50 per share. Refer to Note 6 to our consolidated financial statements under Capital Structure for further information on our Series D preferred stock.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS:

We have been taking actions to substantially reduce our commitments requiring cash payments during 2001. For the year ended December 31, 2000, total capital expenditures were $1,674.8 million, of which $1,217.0 million was in cash.

We have acquired global fiber-based and satellite telecommunications bandwidth through purchases of IRUs and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At December 31, 2000, we were obligated to make future payments under these purchase agreements that total $159.5 million, approximately $139.2 million of which is due in 2001. In addition, we are currently in negotiations to eliminate approximately $158.1 million in other fiber commitments. There can be no assurance that we will be able to reduce or eliminate these commitments. Under our telecommunications bandwidth agreements, we are also obligated to pay operating and maintenance charges which vary by agreement in amount, but average approximately 3% to 5% of the fiber costs per year. We also expect that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational. We currently anticipate that total capital expenditures will be approximately $290 million for the year ending December 31, 2001.

As of December 31, 2000, we had commitments to certain telecommunications vendors under various agreements totaling $355.2 million payable in various years through 2011. Additionally, we have various agreements to lease office space, facilities and equipment and, as of December 31, 2000, we were obligated to make future minimum lease payments of $104.5 million under those non-cancelable operating leases expiring in various years through 2022.

For certain acquisitions, we have retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations of the sellers. These holdback amounts are generally payable up to 24 months after the date of closing of the related acquisitions. Acquisition holdback amounts totaled $75.0 million at December 31, 2000, the majority of which is reported in other liabilities.

On September 30, 2000, we retained Winstar Communications Inc. to provide services necessary to construct and operate a fixed wireless network in Hong Kong under a license awarded to us in 2000. As a result of this agreement, we will own the facility and related capacity for the network. Under the terms of the agreement, we are required to make payments to Winstar for the construction and operation of the network totaling approximately $64.0 million through December 2004. Winstar will make payments to us for the use of a percentage of the network.

In connection with our previously announced naming rights and sponsorship agreements with the Baltimore Ravens of the National Football League, we are required to make payments over the next 18 years totaling approximately $79.1 million.

Through December 2000, PSINet Ventures, our venture capital subsidiary, had invested cash of $163 million and committed to provide services with an estimated value of approximately $135 million under our services for equity program. During 2000, we have recognized revenue of approximately $16 million as a result of this program. In November 2000, the Company announced that it does not presently intend to make any additional cash investments through PSINet Ventures. Refer to Note 9 to our consolidated financial statements under Commitments and Contingencies for further information on our PSINet Ventures program.

Prior to our acquisition of Metamor, Metamor acquired GE Capital Consulting, a wholly-owned subsidiary of GE Capital Corporation, in March 1999 for approximately $117.3 million, consisting of $52.0 million in cash and approximately 1.2 million shares of Metamor's common stock. Those Metamor shares are subject to a per share price protection to the extent they continue to be held by GE Capital or one of its affiliates in March 2004. Under the original terms of the price protection, Metamor agreed that if the average closing price of its common stock during the 30 day period preceding the March 2004 date is less than $55 per share, then Metamor would pay the difference between $55 and the average close price for each such Metamor share then held by GE Capital or its affiliate, subject to adjustment for any prior sales of Metamor shares by GE Capital above the $55 price protection. When we acquired Metamor in June 2000, in a stock-for-stock transaction, each share of Metamor common stock then outstanding was convertible into the right to receive 0.9 shares of our common stock. As a result of the merger, the approximately 1.2 million shares of Metamor common stock originally issued to GE Capital were converted into approximately 1.1 million shares of our common stock and the $55 price protection has been adjusted based on that same merger conversion ratio to equal $61.11. Following the merger, Metamor, now called PSINet Consulting Solutions Holdings, or PCS, retains the contractual obligation to pay the price protection if the specified conditions are applicable. At its option, PCS can pay that obligation in cash or freely tradeable shares of our common stock. On the assumption that GE Capital or one of its affiliates continues to hold all of the approximately 1.1 million such shares of our common stock it would have been entitled to receive in the merger, and we do not know whether that is the case, we have recorded a settlement value of $65.2 million at December 31, 2000.

Commencing November 2000, several actions have been filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Virginia by persons alleging that they purchased our capital stock or debt securities during specified periods of time in 2000, alleging that certain of our officers and directors violated the securities laws of the United States. Moreover, there exist several proceedings relating to our alleged breach or alleged anticipatory breach of obligations. Refer to
Item 3 Legal Proceedings under Part I of this Form 10-K for a further description of these actions.

DERIVATIVES AND FOREIGN CURRENCY EXPOSURE

We have not entered into any significant derivative financial instruments for either hedging or trading purposes. However, as a result of increases in foreign operations, foreign currency denominated intercompany loans and third-party borrowings, including the issuance of Euro denominated senior notes, we may use various derivative financial instruments to hedge interest rate and foreign currency exposures. These instruments could include interest rate swaps, forward exchange contracts and currency swaps. We do not intend to use derivative financial instruments for speculative purposes. Foreign currency exchange contracts and currency swaps may be used to reduce foreign currency exposure with the intent of protecting the U.S. dollar value of certain foreign currency positions and forecasted foreign currency transactions. Interest rate swaps may be used to reduce our exposure to fluctuations in interest rates. All such instruments involve counterparty credit risk. We may attempt to control this risk through counterparty diversification and the establishment and subsequent monitoring of counterparty exposure limits.

QUARTERLY RESULTS

The following tables set forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2000. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 QUARTER ENDED
                                       ---------------------------------------- -------------------------------------------------
                                                             2000                                              1999
                                       ------------------------------------------------------------------------------------------
                                          MAR 31      JUN 30      SEP 30      DEC 31     MAR 31      JUN 30     SEP 30    DEC 31
                                          ------      ------      ------      ------     ------      ------     ------    ------
                                                         (IN MILLIONS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue:
  Access & hosting solutions             $ 178.2     $200.4       $204.1      $202.9     $104.9       $123.8     $140.6    $164.8
  Consulting solutions                      --         20.4        101.3        88.2         --          --          --        --
                                          -----      ------       ------      ------      -----        -----       ----    ------

                                         $ 178.2     $220.8       $305.4      $291.1     $104.9       $123.8     $140.6    $164.8
                                           =====     ======       ======      ======     ======       ======      =====    ======
Gross Profit:
  Access & hosting solutions              $ 41.1      $60.3      $  60.4       $35.2      $28.9        $37.1      $42.1     $39.2
  Consulting solutions                      --          6.9         30.5        15.1         --          --          --        --
                                          -----       -----       ------      ------       ----        -----       ----     -----

                                          $ 41.1      $67.2      $  90.9       $50.3      $28.9        $37.1     $ 42.1    $ 39.2
                                            ====      =====      =======    ========     ======        =====     ======      ====
Net loss from continuing operations     $(187.3)    $(162.6)    $(682.5)  $(2,733.8)    $(58.7)      $(58.2)    $(82.3)  $(134.8)
                                         =======     =======     =======   =========     ======       ======     ======   =======
Net loss available to common
  shareholders                          $(204.2)    $(214.6)  $(1,396.6)  $(3,216.5)    $(59.3)      $(62.4)    $(88.7)   (223.5)
                                         =======    ========   =========  ==========     ======        =====     ======   =======
Basic and diluted loss per share from
  continuing operations                  $(1.34)     $(1.09)     $(3.68)    $(14.39)    $(0.56)      $(0.50)    $(0.68)   $(1.03)
                                          ======     =======      ======    ========     ======       ======     ======    ======
Basic and diluted net loss per share     $(1.35)     $(1.31)     $(7.34)    $(16.83)    $(0.56)      $(0.50)    $(0.68)   $(1.63)
                                         =======     =======     =======    ========     ======       ======     ======    ======
Shares used in computing basic and       150,848     163,871     190,372     191,146    106,716      123,912    129,688   136,778
 diluted loss per share (in thousands)   =======     =======     =======     =======    =======      =======   ========   =======

(1) Since there are changes in the weighted average number of shares outstanding each quarter, the sum of the loss per share by quarter does not equal the loss per share for 1999 and 2000.

Our quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as:

o    the timing of acquisitions and dispositions;

o the success of our efforts to expand our customer base, and to sell enhanced and value added services to existing customers;

o decreases in our expenditures relating to the continued expansion of our network;

o interest expense and return to preferred shareholders due to timing of our debt and equity issuances;

o    the development of new services; and

o    changes in pricing policies by us or our competitors.

In view of the significant historical growth of our operations, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. To the extent we enter into such transactions in the future, we will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2001.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and SAB 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. During October 2000, the SEC issued interpretive guidance on the implementation of SAB 101. We have experienced no material impact on our consolidated financial position, results of operations or cash flows as a result of the adoption of SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2000, we had other financial instruments consisting of cash, fixed and variable rate debt and short-term investments, which are held for purposes other than trading. The majority of our debt obligations have fixed interest rates and are denominated in U.S. dollars, which is our reporting currency. However, as described elsewhere in this report, in 1999 we issued fixed rate Euro 300.0 million aggregate principal amount of 11% senior notes and 10 1/2% senior notes, which are subject to foreign currency exchange risk. The remaining proceeds from the Euro senior notes are currently invested in Euro denominated cash and cash equivalents. A 10% change in the exchange rate for the Euro would impact quarterly interest expense by approximately $3.0 million and the carrying value of the Euro denominated notes and cash and cash equivalents would change by approximately $28.2 million. At December 31, 2000, the carrying value of our debt obligations, excluding capital lease obligations, was $3,176.6 million and the fair value was $997.5 million. At April 10, 2001, the fair value of our debt obligations, excluding capital lease obligations, was $431.1 million. The weighted-average interest rate of our debt obligations, excluding capital lease obligations, at December 31, 2000 was 10.1%. Our investments are generally fixed rate short-term investment grade and government securities and equity securities denominated in U.S. dollars. At December 31, 2000, all of our investments in debt securities are due to mature within twelve months and the carrying value of our debt and public equity investments approximates fair value. During 2000, PSINet Ventures invested primarily in early to mid-stage private Internet and technology companies. These companies have recently experienced significant volatility in the marketplace. At December 31, 2000, $27.4 million of our cash and short-term investments were restricted in accordance with the terms of our financing arrangements. We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                               ----
Index to Financial Statements:

     Financial Statements:

         Report of Independent Accountants................................................................      46

         Consolidated Balance Sheets as of December 31, 2000 and 1999.....................................      47

         Consolidated Statements of Operations for the years ended December 31, 2000,
           1999 and 1998..................................................................................      48

         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years
           ended December 31, 2000, 1999 and 1998.........................................................      49

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
           and 1998.......................................................................................      50

         Notes to Consolidated Financial Statements.......................................................      52

     Financial Statement Schedules:

         II--Valuation and Qualifying Accounts for each of the three years in the period ended
           December 31, 2000..............................................................................      76

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of PSINet Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PSINet Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and experienced recurring negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRICEWATERHOUSECOOPERS LLP


Washington, D.C.
April 16, 2001

                                   PSINET INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                             ------------------------------------------
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                   (IN MILLIONS OF U.S. DOLLARS,
                                                                                        EXCEPT SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $       491.0    $    912.3
   Restricted cash and restricted short-term investments                                     27.4          76.0
   Short-term investments and marketable securities                                          38.7         747.6
   Accounts receivable, net of allowances of $35.9 and $15.0                                179.1          74.0
   Prepaid expenses                                                                          25.4          15.4
   Other current assets                                                                      90.8          46.3
   Net current assets of discontinued operations (Note 4)                                    26.0          46.1
                                                                                      -----------      --------
          Total current assets                                                              878.4       1,917.7
Property, plant and equipment, net                                                        1,243.0       1,130.2
Goodwill and other intangibles, net                                                          83.0         601.5
Other assets and deferred charges                                                           118.7         171.2
Net non-current assets of discontinued operations (Note 4)                                  254.0         645.9
                                                                                      -----------      --------
          Total assets                                                              $     2,577.1    $  4,466.5
                                                                                      ===========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of debt                                                          $     3,680.1    $    115.0
   Trade accounts payable                                                                   304.7         138.7
   Accrued payroll and related expenses                                                      47.0          16.1
   Other accounts payable and accrued liabilities                                           282.5          65.5
   Accrued interest payable                                                                  90.3          94.9
   Deferred revenue                                                                          42.3          27.3
                                                                                      -----------      --------
          Total current liabilities                                                       4,446.9         457.5
Long-term debt                                                                             --           3,184.3
Deferred income tax liabilities                                                              17.9          17.9
Other liabilities                                                                            69.3          83.8
                                                                                      -----------      --------
          Total liabilities                                                               4,534.1       3,743.5
                                                                                      -----------      --------

Security price protection (Note 5)                                                           65.2        --
                                                                                      -----------      --------
Commitments and contingencies (Note 9)                                                     --            --

Shareholders' equity (deficit):
   Preferred stock, $.01 par value; 30,000,000 shares authorized, 26,700,000 and 10,200,000 shares designated
     Preferred stock, Series A; 1,000,000 shares designated; no shares
       issued and outstanding                                                              --            --
     Convertible preferred stock, Series C, $50.00 stated value; 9,200,000
       shares designated; 4,570,665 and 9,200,000 issued and outstanding                    199.9         375.2
     Convertible preferred stock, Series D, $50.00 stated value; 16,500,000
       shares designated, issued and outstanding                                            790.1        --
   Common stock, $.01 par value; 500,000,000 shares authorized; 198,811,155
     and 146,795,972 shares issued                                                            2.0           1.5
   Capital in excess of par value                                                         2,913.0       1,194.8
   Accumulated deficit                                                                   (5,893.5)       (861.5)
   Treasury stock, 7,580,166 and 199,112 shares, at cost                                     (4.9)         (2.0)
   Accumulated other comprehensive income (loss)                                             (5.2)        125.4
   Bandwidth asset to be delivered under IXC agreement                                      (23.6)       (110.4)
                                                                                      -----------      --------
          Total shareholders' equity (deficit)                                           (2,022.2)        723.0
                                                                                      -----------      --------
          Total liabilities and shareholders' equity (deficit)                      $     2,577.1    $  4,466.5
                                                                                      ===========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    PSINET INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                              2000          1999          1998
                                                                              ----          ----          ----
                                                                               (IN MILLIONS OF U.S. DOLLARS,
                                                                            EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue:
    Access & hosting solutions                                              $  785.6      $ 534.1       $ 259.6
    Consulting solutions                                                       209.9           --            --
                                                                            --------      -------       -------
                                                                               995.5        534.1         259.6
                                                                            --------      -------       -------
Operating costs and expenses:
    Cost of access & hosting solutions                                         588.6        386.8         199.4
    Cost of consulting solutions                                               157.4           --            --
                                                                            --------      -------       -------
                                                                               746.0        386.8         199.4

    Sales and marketing                                                        189.5        103.0          57.0
    General and administrative                                                 233.1         76.8          45.3
    Depreciation and amortization                                              562.0        160.0          63.4
    Charges for acquired in-process research and development                      --          4.7          70.8
    Impairment charges                                                       2,589.9           --            --
    Restructuring charges, net                                                  78.0           --            --
                                                                            --------      -------       -------
      Total operating costs and expenses                                     4,398.5        731.3         435.9
                                                                            --------      -------       -------

Loss from operations                                                        (3,403.0)      (197.2)       (176.3)

Interest expense                                                              (398.2)      (193.0)        (63.9)
Interest income                                                                 73.0         54.3          19.6
Other (expense) income, net                                                    (38.0)        (0.9)          6.9
Non-recurring arbitration charge                                                 --            --         (49.0)
                                                                            --------      -------       -------
Loss from continuing operations before income taxes                         (3,766.2)      (336.8)       (262.7)

Income tax benefit                                                               --           2.8           0.9
                                                                            --------      -------       -------
Net loss from continuing operations                                         (3,766.2)      (334.0)       (261.8)

Discontinued operations:
Loss from discontinued operations                                              (68.8)       (82.2)           --

Loss on disposal of discontinued operations, including provision of
   $6.3 million for operating losses during the phase out period            (1,130.1)          --            --
                                                                            --------      -------       -------

Net loss                                                                    (4,965.1)      (416.2)       (261.8)

Return to preferred shareholders                                               (66.8)       (17.7)         (3.1)
                                                                            --------      -------       -------

Net loss available to common shareholders                                  $(5,031.9)     $(433.9)      $(264.9)
                                                                           =========      =======       =======
Net loss per share - basic and diluted:
    Continuing operations                                                  $  (22.03)     $ (2.83)      $ (2.66)
    Discontinued operations                                                    (6.89)       (0.66)           --
                                                                            --------      -------       -------
     Net loss per share - basic and diluted                                $  (28.92)     $ (3.49)      $ (2.66)
                                                                           =========      =======       =======

Shares used in computing basic and diluted loss per share (in thousands)     174,010      124,386        99,612
                                                                           =========      =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PSINET INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                (In millions of U.S. dollars, except share data)






                                      PREFERRED STOCK             COMMON STOCK          CAPITAL IN
                                   OUTSTANDING               OUTSTANDING       PAR     EXCESS OF PAR    ACCUMULATED      TREASURY
                                     SHARES       AMOUNT       SHARES         VALUE       VALUE           DEFICIT          STOCK
                                   -----------    ------     -----------      -----    --------------   -----------      ---------
Balance, December 31, 1997           600,000      $ 28.1      80,955,572      $ 0.8       $ 209.7        $ (162.6)       $ (2.0)
Comprehensive income:
  Net loss                                                                                                 (261.8)
  Unrealized holding gains
    (losses)
  Foreign currency translation
    adjustment
  Total comprehensive income
    (loss)
Issuance of common stock
  pursuant to exercise of stock
  options                                                      2,752,128        --            6.0
Issuance of common stock and
  contingent obligation to IXC                                20,459,578        0.2         185.8
Acceptance of IXC bandwidth
Return to preferred shareholders                     0.7                                                     (3.1)
Other (rounding)                                                                                             (0.1)
                                  ----------      ------     -----------       ----       -------         -------     -----
Balance, December 31, 1998           600,000        28.8     104,167,278        1.0         401.5          (427.6)     (2.0)
Comprehensive income:
  Net loss                                                                                                 (416.2)
  Unrealized holding gains
    (losses)
  Foreign currency translation
    Adjustment
  Total comprehensive income
    (loss)
Issuance of common stock
    pursuant to exercise of stock
    options                                                    5,219,512        0.1          20.2
Conversion of Series B
  convertible preferred stock       (600,000)      (29.0)      6,000,000        0.1          28.9
Public offering of common
  stock, net of expenses                                      16,000,000        0.1         383.7
Public offering of Series C
  convertible preferred stock,
  net of expenses                  9,200,000       358.1
Issuance of common stock and
  assumed options pursuant to
  PTS acquisition                                             15,210,070        0.2         360.5
Acceptance of IXC bandwidth
Return to preferred shareholders                    17.3                                                    (17.7)
                                  ----------      ------     -----------       ----       -------         -------     -----
Balance, December 31, 1999         9,200,000       375.2     146,596,860        1.5       1,194.8          (861.5)     (2.0)
Comprehensive income:
  Net loss                                                                                               (4,965.1)
  Unrealized holding gains
    (losses)
  Foreign currency translation
    adjustment
  Total comprehensive income
    (loss)
Issuance of common stock
  pursuant to stock
  compensation programs                                        4,897,245        --           32.7
Fair value of stock
  compensation related to
  severance agreements                                             --           --           18.6
Public offering of Series D
  convertible preferred stock,
  net of expenses                 16,500,000       739.7
Issuance of common stock and
  assumed options pursuant to
  PCS acquisition                                             31,739,183        0.3       1,509.7
Issuance of common stock
  pursuant to exchange for
  shares of Series C
  convertible preferred stock     (4,629,335)     (190.5)      8,155,192        0.1         224.5            (1.2)
Security price protection                                                                   (65.2)
Repurchase of common shares                                     (157,491)       --                                     (4.9)
Acceptance of IXC bandwidth
Return to preferred shareholders                    65.6                                                    (65.6)
Other                                                                           0.1          (2.1)           (0.1)      2.0
                                  ----------      ------     -----------       ----       -------         -------     -----
Balance, December 31, 2000        21,070,665     $ 990.0     191,230,989      $ 2.0     $ 2,913.0      $ (5,893.5)   $ (4.9)
                                  ==========      ======     ===========       ====       =======         =======     =====




                                                                   BANDWIDTH
                                              ACCUMULATED         ASSET TO BE
                                                 OTHER             DELIVERED              TOTAL
                                             COMPREHENSIVE           UNDER            SHAREHOLDERS
                                                INCOME                IXC                EQUITY
                                                (L0SS)             AGREEMENT            (DEFICIT)
                                             -------------       -------------        -------------
Balance, December 31, 1997                      $ (0.6)              $  --               $ 73.4
Comprehensive income:
  Net loss                                                                               (261.8)
  Unrealized holding gains
    (losses)                                       0.2                                      0.2
  Foreign currency translation
    adjustment                                    37.1                                     37.1
                                                                                      ---------
  Total comprehensive income
    (loss)                                                                              [(224.5)]
Issuance of common stock
  pursuant to exercise of stock
  options                                                                                   6.0
Issuance of common stock and
  contingent obligation to IXC                                        (186.0)                --
Acceptance of IXC bandwidth                                             27.4               27.4
Return to preferred shareholders                                                           (2.4)
Other (rounding)                                                                           (0.1)
                                              --------             ---------          ---------
Balance, December 31, 1998                        36.7                (158.6)            (120.2)
Comprehensive income:
  Net loss                                                                               (416.2)
  Unrealized holding gains
    (losses)                                      77.6                                     77.6
  Foreign currency translation
    Adjustment                                    11.1                                     11.1
                                                                                      ---------
  Total comprehensive income
    (loss)                                                                              [(327.5)]
Issuance of common stock
    pursuant to exercise of stock
    options                                                                                20.3
Conversion of Series B
  convertible preferred stock                                                               --
Public offering of common
  stock, net of expenses                                                                  383.8
Public offering of Series C
  convertible preferred stock,
  net of expenses                                                                         358.1
Issuance of common stock and
  assumed options pursuant to
  PTS acquisition                                                                         360.7
Acceptance of IXC bandwidth                                             48.2               48.2
Return to preferred shareholders                                                           (0.4)
                                              --------             ---------          ---------
Balance, December 31, 1999                       125.4                (110.4)             723.0
Comprehensive income:
  Net loss                                                                             (4,965.1)
  Unrealized holding gains
    (losses)                                     (78.5)                                   (78.5)
  Foreign currency translation
    adjustment                                   (52.1)                                   (52.1)
                                                                                      ---------
  Total comprehensive income
    (loss)                                                                            [(5,095.7)]
Issuance of common stock
  pursuant to stock
  compensation programs                                                                    32.7
Fair value of stock
  compensation related to
  severance agreements                                                                     18.6
Public offering of Series D
  convertible preferred stock,
  net of expenses                                                                         739.7
Issuance of common stock and
  assumed options pursuant to
  PCS acquisition                                                                       1,510.0
Issuance of common stock
  pursuant to exchange for
  shares of Series C
  convertible preferred stock                                                              32.9
Security price protection                                                                 (65.2)
Repurchase of common shares                                                                (4.9)
Acceptance of IXC bandwidth                                             86.8               86.8
Return to preferred shareholders
Other                                                                                      (0.1)
                                              --------             ---------          ---------
Balance, December 31, 2000                      $ (5.2)              $ (23.6)         $(2,022.2)
                                              ========             =========          =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PSINET INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                2000            1999           1998
                                                                                ----            ----           ----
                                                                                   (IN MILLIONS OF U.S. DOLLARS)
Cash flows from operating activities:
     Net loss                                                                 $(4,965.1)       $(416.2)       $(261.9)
     Non-cash effect of discontinued operations                                 1,123.8             --             --
     Adjustments to reconcile net loss to net cash used in operating activities:
     Impairment                                                                 2,589.9             --             --
     Depreciation and amortization                                                562.0          166.5           63.4
     Restructuring (non-cash severance)                                            18.6             --             --
     Loss (gain) on sale of investments                                            26.2            0.3           (5.0)
     Charges for acquired in-process research and development                        --           88.7           70.8
     Amortization of debt offering costs and debt premium                          10.8            5.8            2.3
     (Gain) loss on sale of other assets                                           (3.1)           1.3           (1.8)
     Provision for allowances                                                      35.3            7.6            5.5
     Increase in accounts receivable                                              (47.4)         (23.9)         (27.6)
     Increase in prepaid expenses and other current assets                        (61.3)         (27.6)         (12.1)
     Decrease (increase) in other assets and deferred charges                      18.4          (33.2)          (3.0)
     Increase (decrease) in accounts payable and accrued liabilities              294.9           (6.8)          50.2
     Increase in accrued interest payable                                          65.8           65.3           28.6
     Increase in deferred revenue                                                  14.3            5.0            9.4
     Decrease in deferred income taxes                                            (11.8)          (1.9)          (0.8)
     (Decrease) increase in other liabilities                                      (1.1)          11.3           (5.6)
                                                                               --------        -------        -------
               Net cash used in operating activities                             (329.8)        (157.8)         (87.6)
                                                                               --------        -------        -------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                (1,217.0)        (529.2)        (118.0)
     Purchases of short-term investments                                         (407.2)      (1,618.4)        (511.7)
     Proceeds from maturity or sale of short-term investments                   1,070.2        1,211.7          251.2
     Investments in certain businesses, net of cash acquired                     (193.7)        (628.2)        (268.0)
     Restricted cash and short-term investments                                    48.6           48.3         (102.8)
     Other                                                                          7.0           (2.9)           3.6
                                                                               --------        -------        -------
               Net cash used in investing activities                             (692.1)      (1,518.7)        (745.7)
                                                                               --------        -------        -------

Cash flows from financing activities:
     Proceeds from issuance of debt and credit facilities                          14.4        2,060.2        1,092.0
     Costs of debt issuance                                                         --           (55.6)         (31.4)
     Repayments of debt and credit facilities                                     (31.7)        (166.2)        (151.0)
     Principal payments under capital lease obligations                          (195.0)         (79.9)         (38.6)
     Proceeds from issuance of common and preferred stock                         772.6          778.3             --
     Costs of common and preferred stock issues                                                  (36.3)            --
     Payments of dividends on preferred stock                                       --            (0.5)          (2.8)
     Proceeds from issuance of common stock pursuant to stock
       compensation programs                                                       32.7           20.3            6.0
                                                                               --------        -------        -------
               Net cash provided by financing activities                          593.0        2,520.3          874.2
                                                                               --------        -------        -------
Effect of exchange rate changes on cash                                            23.9           (7.1)          20.8
                                                                               --------        -------        -------

Net cash of discontinued operations                                               (16.3)         (19.4)            --
                                                                               --------        -------        -------
Net increase (decrease) in cash and cash equivalents                             (421.3)         817.3           61.7
Cash and cash equivalents, beginning of year                                      912.3           95.0           33.3
                                                                               --------        -------        -------
Cash and cash equivalents, end of year                                        $   491.0        $ 912.3         $ 95.0
                                                                               ========        =======        =======



                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                2000            1999           1998
                                                                                ----            ----           ----
                                                                                   (IN MILLIONS OF U.S. DOLLARS)
Supplemental disclosures of cash flow information:

     Cash paid during the year for:
            Interest                                                          $   345.2        $ 124.4         $ 33.6
            Income taxes                                                            --             0.1             --

     Noncash investing and financing activities:
        Capital lease and vendor financing obligations incurred               $  371.0         $ 298.5        $ 113.3
        Acceptance of IXC bandwidth                                               86.8            48.2           27.4

     Noncash investing activities as a result of acquisitions:
        Fair value of assets acquired                                         $2,087.9        $1,257.3        $ 428.4
        Cash paid for acquisitions                                               (73.4)         (604.3)        (290.1)
        Equity issued for acquisitions                                        (1,510.0)         (360.7)            --
                                                                               --------        -------        -------
          Liabilities assumed                                                  $ 504.5        $  292.3        $ 138.3
                                                                               ========        =======        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   PSINET INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF OPERATIONS

PSINet Inc. (the "Company") was organized in October 1989 and is a leading global provider of retail and wholesale Internet services and end-to-end IT solutions primarily to businesses customers. The Company offers a robust suite of value-added products and solutions that are designed to enable its customers, through the use of the Internet, to more efficiently transact and conduct eCommerce with their customers, suppliers, business partners and remote office locations. The Company's solutions and products include dedicated and global dial-up access, managed services, collocation and shared hosting, enterprise resource planning system implementation, application development, application service provider and managed applications. The Company provides access solutions and hosting solutions to approximately 90,000 commercial customers. The Company also provides wholesale and private label network connectivity and related services to other ISPs and telecommunications carriers to further utilize its network capacity. It serves approximately 90 of the 100 largest metropolitan statistical areas in the U.S., has a presence in the 20 largest telecommunications markets globally and operates in 27 countries. PSINet conducts business through operations organized into four geographic operating segments - U.S./Canada, Latin America, Europe, and Asia/Pacific and one vertical product line - Inter.net.

NOTE 2 - ABILITY TO CONTINUE AS A GOING CONCERN

The Company has historically incurred losses from operations, which have been funded primarily through borrowings and through issuances of debt and equity securities. As previously announced in September 2000, management determined that the Company's capital requirements under its business plan for fiscal year 2001 were greater than available capital resources. Management has been exploring, among other things, the sale of certain non-strategic assets and reductions in capital expenditures. The Company has engaged Goldman, Sachs & Co. to assist management in evaluating its strategic alternatives and such alternatives could include, among other things, a sale of all or part of the Company or a strategic investment. Despite the recently completed sales of PSINet Transaction Solutions ("PTS") and PSINet Global Consulting Solutions, as well as other initiatives underway, the Company believes it is likely that it will need to restructure or renegotiate some or all of its obligations to third parties. It is reasonably possible that the Company will fail to be in compliance with certain covenants under debt and capital lease arrangements during 2001. Accordingly, all debt balances that could become payable immediately upon a default or a cross-default have been classified as current liabilities.

The Company has engaged Dresdner Kleinwort Wasserstein as a financial advisor to explore alternatives to restructure its obligations to its bondholders and other creditors. Dresdner Kleinwort Wasserstein's activities will be undertaken in conjunction with the ongoing activities of Goldman, Sachs & Co. There can be no assurance that the Company will be successful in restructuring its obligations or completing one of these strategic alternatives. Even if the Company was successful in one or both of these efforts, it is likely that the Company's common stock will have no value, and the indebtedness of the Company will be worth significantly less than face value.

The Company is likely to seek protection under Chapter 11 of the federal bankruptcy code and is subject to the risk that creditors may seek to commence involuntary bankruptcy proceedings against the Company. If the Company files a Chapter 11 proceeding or if involuntary proceedings are commenced against it, the Company could be unsuccessful in having a plan of reorganization confirmed which is acceptable to the requisite number of creditors and equity holders entitled to vote on such a plan. This could lead to its inability to emerge from Chapter 11. Moreover, once bankruptcy procedings are commenced, either by the filing of a voluntary petition or if an involuntary petition is filed against the Company, its creditors could seek liquidation. If a plan were consummated or if the Company was liquidated, it would almost certainly result in the Company's creditors receiving less than 100% of the face value of their claims, and in the claims of the Company's equity holders being cancelled in whole. Even if the Company does propose a plan and it is accepted, the Company is unable to predict at this time what treatment would be accorded under any such plan to inter-company indebtedness, licenses, transfer of goods and services on other inter-company and intra-company arrangements, transactions, and relationships. In addition, during any bankruptcy proceedinig, the Company would need court approval to take many actions out of the ordinary course, which could result in the Company's inability to manage the normal operations which would cause the Company to incur additional costs associated with the bankruptcy process.

There exists substantial doubt about the Company's ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liability that may be necessary if the entity is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS - Certain reclassifications have been made to previously reported amounts in the consolidated financial statements in order to conform to the current presentation.

REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is probable.

Revenues from access and hosting solutions are recognized ratably over the terms of the contracts, which are generally one to three years. Revenue from consulting solutions is recognized based on the nature of the contract. Revenue from fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. The Company periodically evaluates cost and revenue assumptions in fixed-price contracts. Revenue from time-and-materials contracts is accounted for as time is incurred. Provisions for estimated losses on incomplete contracts are made on a contract by contract basis and are recorded in the period the losses are determinable. Cash received in advance of revenue earned is recorded as deferred revenue.

In February 2000, the Company launched PSINet Ventures, a corporate ventures program. With a combination of cash investments and the exchange of services for equity, PSINet Ventures has partnered with Internet entrepreneurs through direct minority equity investments, typically during early and mid-stage financing. PSINet Ventures has focused globally on application service providers, or ASPs, content service providers, or CSPs, eCommerce providers, Internet infrastructure providers, incubators, and other emerging opportunities that may enhance PSINet's financial and competitive technology and service positions. The services for equity structure permits the start-up company to purchase any standard PSINet service, including web hosting and Internet services, in exchange for equity rather than cash. Revenues under the Company's services for equity program are recognized in accordance with EITF 00-08, "Accounting By a Grantee For an Equity Instrument to be Received in Conjunction with Providing Goods and Services." Revenues are recorded at the fair value of the services provided or the equity securities received, whichever is more readily determinable. The fair value of the services provided is determined by comparison to comparable cash transactions with third parties and the fair value of the securities received is determined by reference to recently issued similar equity securities by the third party for cash, if available. During the year ended December 31, 2000, the Company recognized revenues from services for equity of approximately $16 million.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition and disclosure in financial statements. The Company implemented SAB 101 in the fourth quarter of 2000 with its provisions effective January 1, 2000 and believes its existing revenue recognition policies and procedures surrounding its access and hosting and consulting solutions revenues are in compliance with SAB 101. The adoption of SAB 101 had no material impact on the Company's consolidated financial statements.

ADVERTISING AND CUSTOMER ACQUISITION COSTS - The Company expenses all advertising and customer acquisition costs in the period incurred. Advertising expenses (which include customer acquisition costs) were $55.7 million in 2000, $31.8 million in 1999 and $19.8 million in 1998.

CASH AND CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less at the date of acquisition are classified as cash equivalents.

RESTRICTED CASH AND RESTRICTED SHORT-TERM INVESTMENTS - Restricted cash and restricted short-term investments represent amounts that are restricted as to their use in accordance with financing arrangements.

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

CONCENTRATIONS OF OTHER RISKS - The Company is a facilities-based provider of Internet-related services that requires significant investments in network bandwidth, technology to operate the network, hosting centers (including real estate and equipment), and related infrastructure. The Company's operations can be affected by the availability of and its ability to acquire suitable assets, the ability to place those assets in service, and the ability to generate profitable customer revenue utilizing those assets. As well, the Company's success depends on employing technologies that require it to own as well as make significant future commitments in technologies that are both expensive and which can quickly become obsolete as new technologies emerge. The carrying value of the Company's fixed and intangible assets could be affected by these risks.

The Company had significant indebtedness at December 31, 2000, and the amount and terms of the Company's financing arrangements could restrict its operations as well as make it susceptible to economic downturns. The Company will continue to incur substantial losses, which could restrict its ability to raise capital in the future. It also has significant foreign operations, which makes it subject to foreign currency exchange risks.

During 2000, PSINet Ventures made direct minority equity investments in businesses during their early- and mid-stage financing. These investments, which are recorded in the accompanying balance sheet within "other assets and deferred charges," are in the form of direct cash investments in equity and convertible debt instruments, and in equity instruments through services for equity arrangements. The nature of these investments involves a high degree of risk.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements that extend useful lives or increase capacity of the asset and interest costs associated with significant capital additions. Costs incurred prior to an asset being ready for service are reflected as construction in progress within property, plant and equipment. Construction in progress includes direct expenditures for construction of the asset and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; property taxes; incremental staff costs directly related to managing the project; and other operating costs incurred during the construction phase. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements include costs associated with telecommunications equipment installations and building improvements. The Company capitalized interest of approximately $60.0 million, $6.2 million and $0.8 million in 2000, 1999 and 1998, respectively.

The Company finances a significant portion of its data communications equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease.

Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation/ operation stage are expensed as incurred. Costs incurred during the application development stage, including appropriate website development costs, are capitalized and amortized over the estimated useful life of the software.

Depreciation and amortization periods are as follows:



          TYPE OF ASSET:                   DEPRECIATION OR AMORTIZATION PERIOD:
          --------------                   ------------------------------------
          Telecommunications bandwidth     Shorter of useful life or indefeasible right of use
                                           ("IRU")/lease  agreement,  generally 10-20 years, beginning when bandwidth is available for use

          Data communications equipment    Three to five years

          Leasehold improvements           Shorter of lease or useful life, generally five to seven years

          Software                         Three to five years

          Office and other equipment       Three to five years

          Building                         30 years

The carrying value of property, plant and equipment is assessed when factors indicating a possible impairment are present. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

For the year ended December 31, 2000, the Company's rapidly changing circumstances caused it to engage an independent third party to perform a valuation to assist the Company in measuring the impairment of all of its long-lived assets, principally property, plant and equipment and enterprise level goodwill and other intangibles. During 2000, the Company recorded a write-off of approximately $1.2 billion to reflect its property, plant and equipment at fair value (Note 4).

GOODWILL AND OTHER INTANGIBLES - Goodwill and other intangibles primarily arise from purchases of companies.

Historical amortization periods were as follows:


        TYPE OF ASSET:                     AMORTIZATION PERIOD:
        --------------                     --------------------
     Goodwill                              Ten to 20 years

     Customer relationships                Two to 20 years

     Existing technology                   Two to five years

     Workforce and other                   Two to ten years


The Company continually reviews goodwill to assess recoverability when business conditions or other factors indicate an impairment may exist. For the year ended December 31, 2000, the Company's rapidly changing circumstances caused it to engage an independent third party to perform a valuation to assist the Company in measuring the impairment of all of its long-lived assets, principally property, plant and equipment and goodwill and other intangible assets. During 2000, the Company recorded a write-off of $592.5 million relating to goodwill and other intangible assets (Note 4).

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT -- The fair value of acquired in-process research and development ("IPR&D") technologies acquired in business combinations is expensed immediately. The amount of purchase price allocated to IPR&D is determined based on independent appraisals obtained by the Company using appropriate valuation techniques, including percentage-of-completion which utilizes the key milestones to estimate the stage of development of each project at the date of acquisition, an estimation, as appropriate, of cash flows resulting from the expected revenues generated from such projects, and the discounting of the net cash flows to their present value. The discount rate includes a factor that takes into account the stage of completion and uncertainty surrounding the successful development of the purchased in-process technology. At the respective dates of acquisition, the IPR&D projects had not yet reached technological feasibility and did not have alternative future uses.

OTHER ASSETS AND DEFERRED CHARGES - Other assets and deferred charges principally consist of investments in certain businesses and in 1999, debt issuance costs. Investments in non-public businesses in which the Company owns less than a 20% voting equity interest are accounted for using the cost method. Investments in businesses that the Company owns less than a 50% voting equity interest and can exert significant influence are accounted for using the equity method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary. During 2000, the Company recognized losses of $56.2 million on the write-down of investments in non-public businesses. As discussed in Note 6, the Company had classified all of its debt as current at December 31, 2000 based on the reasonable possibility that the Company will fail to be in compliance with certain covenants under debt and capital lease arrangements during 2001. All debt issuance costs were expensed as a component of interest expense during 2000.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized. In conjunction with business acquisitions, the Company records acquired deferred tax assets and liabilities. Future reversals of valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statements of operations. Recognition of deferred tax assets related to nonqualified stock option exercises will be recorded as an adjustment to capital in excess of par value.

STOCK COMPENSATION - The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides pro forma information regarding net loss and loss per share as calculated under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

FOREIGN CURRENCY - Gains and losses on translation of the accounts of the Company's non-U.S. operations, including invested intercompany balances that are not expected to be paid in the foreseeable future, are accumulated and reported as a component of accumulated other comprehensive income in shareholders' equity (deficit). At December 31, 2000 and 1999, the cumulative foreign currency translation adjustment was $(4.5) million and $47.6 million, respectively. Transaction gains and losses on the Company's non-functional currency denominated assets and liabilities are recorded in the consolidated statement of operations. For the Euro 150.0 million 11% senior notes and Euro 150.0 million 10 1/2% senior notes, a 10% change in the exchange rate for the Euro would impact quarterly interest expense by approximately $3.0 million and the carrying value would change by approximately $28.3 million.

LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of common stock equivalent shares of common stock options and warrants, common stock issuable upon conversion of convertible preferred stock, common stock issuable under contracts which protect the value of common stock issued in connection with business combinations (Note 5) and other contingently issuable shares of common stock. Common stock equivalent shares are calculated using the treasury stock method. The effect of common stock equivalents, which totaled 134.3 million, 32.4 million and 15.3 million shares at December 31, 2000, 1999 and 1998, has been excluded from the computation of diluted loss per share as the effect would be antidilutive. Accordingly, there is no reconciliation between basic and diluted loss per share for each of the years presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS - For cash and cash equivalents, short-term investments and marketable securities, the carrying amount represents or approximates fair value. The Company estimates the fair value of publicly traded bonds by reference to quoted market values. The fair values of the Company's capital lease obligations and other notes payable are not practicable to estimate given the absence of similar borrowings and the Company's financial condition. The fair value of the Company's equity investments in non-public businesses is not practicable to estimate as they are private companies.

SEGMENT REPORTING - The Company provides segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 designates the internal information used by management for allocating resources and assessing performance as the source of the Company's reportable segments and requires disclosure about products and services, geographical areas and major customers.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions, based upon all known facts and circumstances, that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK SPLIT - On February 11, 2000 the Company effected a two-for-one split of its common stock, in the form of a stock dividend, to holders of record as of the close of business on January 28, 2000. Share and per share information for all periods presented in the accompanying financial statements have been adjusted to reflect the two-for-one stock split. The Company issued 199,112 shares of common stock held in treasury at December 31, 1999 in connection with the stock split.

RECENT PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. Currently, as the Company has no significant derivative instruments, the adoption of SFAS No. 133 would have no impact on the Company's financial condition or results of operations. To the extent the Company enters into such transactions in the future, the Company will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending December 31, 2001.

NOTE 4 - UNUSUAL CHARGES

DISCONTINUED OPERATIONS

On April 3, 2001, the Company completed the sale of PTS for a cash purchase price of approximately $285 million that is subject to certain adjustments. Since PTS represents a major line of business with its own class of customers, in accordance with EITF 95-18 the Company has classified PTS as a discontinued operation for all periods subsequent to the acquisition of PTS by the Company in November 1999. Included in loss from discontinued operations for the years ended December 31, 2000 and December 31, 1999 is PTS's net loss of $39.5 million and $82.2 million, respectively. Additionally, during the year ended December 31, 2000, the Company has recognized a loss on disposal of approximately $340.9 million. Losses during the phase-out period were not material.

In November 2000, the Company approved a plan to dispose of its 80% owned consolidated subsidiary, Xpedior Incorporated ("Xpedior"), acquired in conjunction with the acquisition of Metamor in June 2000. As Xpedior represents a separate major line of business and has its own class of customers, the Company has classified Xpedior as a discontinued operation. In November 2000, the Company made an additional investment of $15 million in Xpedior in the form of convertible preferred stock. In the fourth quarter of 2000, the Company engaged investment bankers to pursue the sale of its interest in Xpedior. Subsequently, Xpedior's Board of Directors engaged its own investment bankers to pursue potentially interested investors or acquirers. Initially, there were several interested acquirers, but all have since abandoned their efforts largely due to the dramatic softening of the e-business consulting market. Xpedior has announced that it is likely that its common stock will have no value. As such, the Company has written down the carrying value of its investment in Xpedior to zero.

Included in the Company's loss from discontinued operations for the year ended December 31, 2000 is its share of Xpedior's net loss of $28.3 million for the period from acquisition, June 15, 2000, through September 30, 2000, which is the operating period prior to Xpedior being classified as a discontinued operation. Additionally during the year, the Company accrued approximately $787.0 million for the estimated loss on the disposal of Xpedior, including approximately $6.2 million for estimated operating losses of Xpedior during the phase out period.

In October 2000, the Company sold its operations in its India/Middle East/Africa region ("IMEA"), which was previously reported as a separate segment in the first quarter of 2000 and was then subsequently consolidated with its Europe segment in the second quarter of 2000. The Company recognized a loss on disposal of $2.2 million, including $0.1 million for losses during the phase out period.

Revenue related to discontinued operations was approximately $294.9 million and $20.5 million for the years ended December 31, 2000 and 1999, respectively. These operations were not included in the Company's 1998 results of operations. Included in net current assets and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following combined accounts of PTS, Xpedior and IMEA (in millions of U.S. dollars):



NET CURRENT ASSETS:                                 DECEMBER 31, 2000      DECEMBER 31, 1999
                                                    -----------------      -----------------
  Cash and cash equivalents                                   $ 16.3                  $19.4
  Accounts receivable, net                                      40.9                   29.6
  Prepaid expenses                                               4.5                    5.2
  Other current assets                                           3.0                   16.7
  Trade accounts payable                                       (15.0)                  (2.8)
  Accrued payroll                                               (2.4)                    --
  Other accounts payable and accrued liabilities               (18.2)                 (19.8)
  Deferred revenue                                              (3.1)                  (2.2)
                                                              ------                 ------
TOTAL NET CURRENT ASSETS                                      $ 26.0                  $46.1
                                                              ======                  =====

NET NON-CURRENT ASSETS:
  Property and equipment, net                                 $ 45.2                  $32.4
  Goodwill and other intangibles, net                          208.6                  610.5
  Other assets and deferred charges                              1.5                    4.1
  Other liabilities                                             (1.3)                  (1.1)
                                                              ------                 ------
TOTAL NET NON-CURRENT ASSETS                                  $254.0                 $645.9
                                                              ======                 ======



ASSETS HELD FOR SALE

In March 2001, the Company completed the divestiture of its separate consumer access business, which was created by combining under a wholly owned subsidiary called Inter.net Global most of the Company's consumer Internet and portal businesses that it had acquired since January 1, 1998. The Company engaged a third party valuation firm to allocate goodwill and other intangibles from the Company's ISP acquisitions between corporate and consumer operations. Such intangibles, along with certain tangible assets, and customer contracts were transferred to Inter.net in 2000. As part of the divestiture, the Company transferred all of its interest in Inter.net Global to a third party in exchange for certain debt and equity securities and other non-cash considerations representing an ownership interest in that third party of less than 20%. The divestiture of this asset resulted in the Company recording an impairment charge of approximately $181.8 million during 2000, reflecting the write-down of the Inter.net Global book value to the fair value of the consideration expected to be received.

Additionally, during February 2001 and November 2000, the Company approved plans to dispose of certain assets within its U.S./Canada and European segments that principally consisted of certain of its consulting solutions businesses and other assets that are not critical to the Company's strategy of offering integrated web solutions for business customers. These businesses were acquired as a part of the acquisition of Metamor. The market valuation of companies in the e-services consulting space has decreased dramatically since the announcement of the Company's intention to acquire Metamor in March 2000. This decrease, combined with the decision to sell these assets, triggered a review of the recoverability of goodwill, other intangibles and other long-lived assets. As a result, the Company recorded an impairment charge of approximately $582.0 million during the year ended December 31, 2000, reflecting the write-down of these assets to their estimated fair value. Fair value was determined based upon comparable consummated transactions, prices for similar assets obtained from third parties and other available valuation techniques. During March 2001, the Company completed the sale of three of its assets held for sale, PSINet Global Consulting Solutions, a San Francisco facility and land in Seattle. In April 2001, the Company's subsidiary Metamor Holdings (France) completed the sale of all of its interest in Decan Groupe. The sale of these assets resulted in no additional impairment charge to the amounts previously recorded.

Once an asset is approved for sale, depreciation and amortization is suspended and such assets are classified in their respective historical line items at the lower of their carrying value or fair value less cost to sell in the consolidated financial statements as of and for the year ended December 31, 2000. Included in the Company's net loss for the year ended December 31, 2000 is approximately $73.1 million of net loss relating to the operations of the assets identified as held for sale, which excludes the impairment charges relating to these assets identified above.

Revenue related to the assets identified as held for sale was approximately $212.4 million during the year ended December 31, 2000. These operations were acquired in 2000 and therefore not included in the Company's 1999 and 1998 results of operations. Included in the Company's consolidated balance sheets are the following accounts relating to assets held for sale (in millions of U.S. dollars):

NET CURRENT ASSETS:                                 DECEMBER 31, 2000
                                                    -----------------
  Cash and cash equivalents                                   $ 41.7
  Accounts receivable, net                                      59.6
  Other current assets                                          14.9
  Accounts payable and other accrued liabilities               (34.2)
  Other current liabilities                                     (3.2)
                                                              ------
TOTAL NET CURRENT ASSETS                                      $ 78.8
                                                              ======

NET NON-CURRENT ASSETS:
  Property and equipment, net                                 $ 47.9
  Goodwill and other intangibles, net                           83.0
  Other assets and deferred charges                              0.3
  Other liabilities                                            (17.3)
                                                              ------
TOTAL NET NON-CURRENT ASSETS                                  $113.9
                                                              ======


OTHER IMPAIRMENT

During the fourth quarter of 2000, the Company determined that the undiscounted cash flows associated with its long-lived assets would not be sufficient to recover the net book value of such assets. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company has recorded an impairment charge of approximately $1.8 billion to reflect its long-lived assets, principally property, plant and equipment and goodwill and other intangible assets at fair value. The estimates of the fair values of the long-lived assets are based in part on a valuation of such assets performed by independent valuation consultants. The fair values, as required by SFAS 121, did not consider the value of such assets in a forced sale or liquidation and were based primarily upon discounted estimated cash flows. The assumptions supporting the estimated cash flows, including the discount rates and an estimated terminal value, reflect management's best estimates. The discount rates used were primarily based upon the weighted average cost of capital for comparable companies.

RESTRUCTURING CHARGES

During the first, third and fourth quarters of 2000, the Company completed and approved three separate restructuring plans that were directed at developing a global brand image, eliminating certain network redundancies, streamlining operations and product offerings, and taking advantage of synergies created by its integration process. In the first quarter, the plan was principally related to actions to be taken in the U.S./Canada, Latin America and Asia/Pacific segments. In the third quarter, the plan was related to actions to be taken to reduce headcount, primarily at Corporate in the U.S./Canada segment. In the fourth quarter, the plan was principally related to actions to be taken in all four geographic segments. The Company anticipated that the actions undertaken in the restructuring plans would result in future cost savings.

DECEMBER 2000 RESTRUCTURING CHARGE:

During the fourth quarter of 2000, the Company recorded a restructuring charge of $45.9 million that relates to termination charges for excess circuits that are associated with the Company's network, costs related to the termination of commitments for future capital expenditures, early termination of excess leased office facilities, closure costs relating to the shut-down of the Company's Taiwan operations and termination benefits relating to 169 employees.

The major components of the restructuring charge as originally estimated and the activity through December 31, 2000 on these charges are as follows (in millions of U.S. dollars):


                                                   INITIAL            PAYMENT        BALANCE AT
                                                   BALANCE            ACTIVITY        12/31/00
                                                  ---------           ---------      -----------
Termination charges for excess  circuits and
  leased facilities                                  $27.3               --            $27.3
Closure costs associated with Taiwan                   0.6               --              0.6
Termination costs of commitment to purchase
  capital equipment                                   15.0           (15.0)               --
Employee costs incurred under severance
  agreements and employee reduction in force
  ("RIF") plans                                        3.0            (1.0)              2.0
                                                    ------          ------            ------
      Total                                          $45.9           (16.0)            $29.9
                                                    ======          ======            ======


The termination charges for excess circuits of $26.3 million and early facility lease termination costs of $1.0 million relate to penalties to be incurred in the U.S./Canada segment in connection with efforts to restructure the Company's telecommunications network. The closure costs related to the Company's operations in Taiwan relate primarily to circuit termination penalties to be incurred in the Asia/Pacific segment.

The termination costs of a commitment to purchase capital equipment relate to the Company's decision to cease construction of certain data centers in the U.S./Canada segment during December 2000. The Company paid $15.0 million to an equipment vendor to relieve the Company of commitments for certain future equipment purchases.

The termination charges under severance agreements of $2.2 million result from the elimination of eight management positions within the U.S./Canada, Europe and Asia/Pacific segments. The RIF charge of $0.8 million relates to the termination of 161 full-time employees from various departments located in the U.S./Canada and Latin America segments. All terminations and termination benefits were communicated to these affected employees prior to or on December 31, 2000.

Liabilities for termination of excess circuits and facilities and the closure costs associated with Taiwan are included in other accounts payable and accrued liabilities while the severance and RIF liabilities are included in accrued payroll and related liabilities. The Company expects all remaining amounts associated with the restructuring charge to be paid before December 31, 2001.

Management does not believe that as of December 31, 2000, there were any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs incurred during the fourth quarter of 2000.

SEPTEMBER 2000 RESTRUCTURING CHARGE:

During the third quarter of 2000, the Company recorded a restructuring charge of $22.2 million that relates to termination benefits for 104 employees.

The major components of the restructuring charge and the activity through December 31, 2000 on these charges are as follows (in millions of U.S. dollars):


                                           INITIAL        PAYMENT                      BALANCE AT
                                           BALANCE        ACTIVITY         OTHER        12/31/00
                                           -------        --------         -----        --------
Cash termination costs under
  severance agreements                       $ 2.6           (1.2)             --           $1.4
Employee costs under RIF plan                  1.0           (0.6)          (0.1)            0.3
                                            ------         ------         ------          ------
                                               3.6           (1.8)          (0.1)           $1.7
                                            ======         ======         ======          ======
Non-cash stock compensation under
  severance agreements                        18.6               *              *              *
                                              ----
      Total                                 $ 22.2
                                            ======



* No cash payments will be made under the non-cash stock compensation charge for the severance agreements.

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

Liabilities under the RIF plan and the cash component of the termination charges under severance agreements are included in accrued payroll and related liabilities and the non-cash component of revalued stock options is included in additional paid-in capital. At December 31, 2000, approximately $1.7 million of the restructuring charge remained in accrued payroll and related liabilities.

Management does not believe that as of December 31, 2000, there were any unresolved contingencies or other issues that could result in an adjustment to the restructuring costs.

MARCH 2000 RESTRUCTURING CHARGE:

During the first quarter of 2000, the Company recorded a restructuring charge of $16.9 million in connection with termination charges for excess bandwidth and facilities, POP closures and RIF plans.

The major components of the restructuring charge as originally estimated and the activity through December 31, 2000 on these charges are as follows (in millions of U.S. dollars):


                                            INITIAL        PAYMENT                      BALANCE AT
                                            BALANCE        ACTIVITY         OTHER        12/31/00
                                            -------        --------         -----        --------
Termination charges for excess
  bandwidth and facilities                    $12.8           (3.7)          (6.3)          $ 2.8
Closure costs of POP facilities
  identified for decommissioning                3.4           (1.9)             --            1.5



                                            INITIAL        PAYMENT                      BALANCE AT
                                            BALANCE        ACTIVITY         OTHER        12/31/00
                                            -------        --------         -----        --------
Employee costs incurred under RIF plans         0.7           (0.4)          (0.2)            0.1
                                             ------         ------         ------           -----
      Total                                  $ 16.9           (6.0)          (6.5)          $ 4.4
                                             ======         =======        =======          =====



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

Liabilities for termination of excess bandwidth and POP closure charges are included in other accounts payable and accrued liabilities while severance and benefits liabilities are included in accrued payroll and related liabilities. At December 31, 2000, approximately $4.3 million of the restructuring charge remained in other accounts payable and accrued liabilities and $0.1 million remained in accrued payroll and related liabilities. Substantially all remaining amounts in connection with the restructuring charge have been paid prior to March 31, 2001.

OTHER CHARGES:

During 2000, the Company identified certain impaired tangible and intangible assets. The $156.0 million asset charge, included in depreciation and amortization for 2000, consists of the following:

o  $50.9 million write-off of acquired tradenames;

o  $62.3 million write-off of excess or obsolete equipment; and

o $42.8 million write-off of certain software assets and abandoned internal-use software projects.

The acquired tradename charge resulted from the Company's decision to utilize the PSINet brand for both ISP and non-ISP businesses. As a result, the Company decided to discontinue commercial use of its many acquired companies' tradenames. The Company believes the switch to the global use of the PSINet tradename should enhance both its global brand imaging and customer recognition efforts.

The write-off of equipment primarily relates to telecommunications equipment that has been identified as excess or obsolete based on the Company's decision to curtail certain expansion projects during the fourth quarter of 2000. The write-off of software assets resulted from the decision to no longer utilize certain business software solutions and to abandon certain internal-use software projects.

NON-RECURRING ARBITRATION CHARGE

On March 23, 1999, an arbitrator awarded Chatterjee Management Company ("Chatterjee") compensatory damages including interest and legal expenses from the Company that resulted from a claim by Chatterjee that the Company had breached the terms of a joint venture agreement executed by the parties in September 1996. In conjunction with this, the Company recorded a charge of $49.0 million in 1998. This amount was paid in April 1999.

NOTE 5 - ACQUISITIONS OF CERTAIN BUSINESSES

In June 2000, the Company completed its acquisition of Metamor Worldwide, Inc. ("Metamor"), a provider of information technology consulting, and changed its name to PSINet Consulting Solutions Holdings, Inc. ("PCS"). The Company paid Metamor stockholders approximately 31.7 million shares of the Company's common stock, which represented a value of $1,375.9 million based upon a price per share of the Company common stock of $43.3502. The number of shares paid was based on an aggregate of 35.2 million shares of Metamor common stock outstanding as of the effective date of the acquisition at a conversion ratio of 0.9 shares of the Company's common stock for each share of Metamor's common stock outstanding. The Company also assumed options to acquire approximately 4.2 million shares of Metamor common stock which are exercisable for approximately
3.8 million shares of the Company's common stock. The options issued were valued, using an option pricing model, at $134.1 million and were included in the purchase price calculation. In addition, Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million became convertible into shares of the Company's common stock at a conversion ratio of 21.36573 shares per $1,000 principal amount of the Notes at maturity. Simultaneously with the acquisition, the Company invested $50.0 million in Xpedior, a majority owned subsidiary of Metamor, through a convertible note which has been converted into shares of convertible preferred stock. In November 2000, the Company made an additional investment of $15 million in Xpedior in the form of convertible preferred stock.

Prior to the Company's acquisition of Metamor, Metamor acquired GE Capital Consulting, a wholly-owned subsidiary of GE Capital Corporation, in March 1999 for approximately $117.3 million, consisting of $52 million in cash and approximately 1.2 million shares of Metamor's common stock. Those Metamor shares are subject to a per share price protection to the extent they continue to be held by GE Capital or one of its affiliates in March 2004. Under the original terms of the price protection, Metamor agreed that if the average closing price of its common stock during the 30 day period preceding the March 2004 date is less than $55 per share, then Metamor would pay the difference between $55 and the average close price for each such Metamor share then held by GE Capital or its affiliate, subject to adjustment for any prior sales of Metamor shares by GE Capital above the $55 price protection. When the Company acquired Metamor in June 2000, in a stock-for-stock transaction, each share of Metamor common stock then outstanding was convertible into the right to receive 0.9 shares of the Company's common stock. As a result of the merger, the approximately 1.2 million shares of Metamor common stock originally issued to GE Capital were converted into approximately 1.1 million shares of the Company's common stock and the $55 price protection has been adjusted using the merger conversion ratio to equal $61.11. Following the merger, PCS retains the contractual obligation to pay the price protection if the specified conditions are applicable. At its option, PCS can pay that obligation in cash or freely tradeable shares of the Company's common stock.

The Company has accounted for the security price protection in accordance with EITF 96-13, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Stock", and EITF 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying EITF 96-13." Under such EITF consensuses, the Company is required to account for this arrangement as an asset/liability as the contract does not qualify for accounting as an equity instrument. Accordingly, in accordance with SEC ASR 268, the Company has recorded the maximum cash settlement value of $65.2 million at December 31, 2000 as "Security price protection" in the accompanying consolidated balance sheet. Effective June 30, 2001, the Company will record a charge for the then-determined settlement value.

In November 1999, the Company acquired Transaction Network Services, Inc. ("TNS"), a data transmission provider focused on the network services needs of the point-of-sale/point-of-service ("POS") transaction processing industry, and subsequently changed its name to PTS during June 2000. The Company paid TNS shareholders approximately $339.3 million in cash and approximately 15.2 million shares of the Company common stock, which represented an aggregate value of approximately $347.7 million based upon a price per share of the Company common stock of $22.859. The Company also assumed options to acquire approximately 463,000 shares of TNS common stock, representing an aggregate value of approximately $13.0 million, which were exercisable into 926,000 shares of the Company's common stock. The Company also repaid outstanding principal and interest under TNS's revolving credit facility in the amount of $52.1 million from cash on hand.

Additionally, from January 1998 through December 2000, the Company acquired a 100% ownership interest in 74 businesses. Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition dates. Outstanding stock options of acquired businesses were included in the determination of the purchase prices based on the fair value of the options assumed. Summary information regarding the business combinations, some of which have since been disposed of, is as follows:



     BUSINESS NAME                                      LOCATION                    ACQUISITION DATE
     -------------                                      --------                    ----------------
Internet Prolink S.A.                                   Switzerland                 January 1998
ISTAR Internet inc.                                     Canada                      February and May 1998
Interactive Telephony Limited                           Channel Islands, Jersey     April 1998
Interactive Networx GmbH                                Germany                     May 1998
LinkAge Online Limited                                  Hong Kong                   June 1998
IoNET Internetworking Services                          United States               June 1998
SCII-CalvaPro                                           France                      June 1998
INTERLOG Internet Services, Inc.                        Canada                      July 1998
Rimnet Corporation                                      Japan                       August 1998
TWICS Co., Ltd.                                         Japan                       September 1998
Hong Kong Internet & Gateway Services                   Hong Kong                   September 1998
iNet, Inc.                                              Korea                       September 1998
Tokyo Internet Corporation                              Japan                       October 1998
The Unix Group B.V.                                     The Netherlands             October 1998
AsiaNet  Limited                                        Hong Kong                   November 1998
Spider Net Limited                                      Hong Kong                   December 1998
Huge Net Limited                                        Hong Kong                   December 1998
Planete.net S.A.R.L                                     France                      February 1999
Satelnet S.A.                                           France                      February 1999
Telelinx Ltd.                                           U.K.                        February 1999
Horizontes Internet Ltda                                Brazil                      April 1999
Wavis Equipamentos de Informatica Ltda                  Brazil                      April 1999
Sao Paulo On-Line Ltda                                  Brazil                      May 1999
Internet de Mexico S.A. de C.V.                         Mexico                      May 1999
Datanet S.A. de C.V.                                    Mexico                      May 1999
The Internet Company                                    Switzerland                 May 1999
Caribbean Internet Service Corp.                        U.S. (Puerto Rico)          June 1999
The Internet Access Company                             U.S.                        June 1999
Argentina On-Line S.A.                                  Argentina                   June 1999
CSO.net Telecom Services GmbH                           Austria                     June 1999
Intercomputer, S.A. and Intercomputer Soft, S.A         Spain                       July 1999
ABAFoRUM S.A.                                           Spain                       July 1999
Netwing EDV-Dienstleistungs GmbH                        Austria                     July 1999
Global Link                                             Hong Kong                   July 1999
Netsystem S.A.                                          Argentina                   August 1999
Domain Acesso e Servicos Internet Ltda                  Brazil                      August 1999
Netline Communicaciones S.A.                            Chile                       August 1999
Sinfonet S.A.                                           Panama                      August 1999
Vision Network Limited                                  Hong Kong                   September 1999
Servnet Servicos de Informatica e Communicacao Ltda     Brazil                      September 1999
Elender Informatikai                                    Hungary                     September 1999
Infase Comunicaciones, S.L.                             Spain                       September 1999
Internet Network Technologies                           U.S.                        September 1999
Site Internet Ltda                                      Brazil                      September 1999
TotalNet Inc.                                           Canada                      September 1999
Terzomillennio S.L.                                     Italy                       September 1999
Orbinet Telecommunications, Inc.                        Panama                      September 1999



     BUSINESS NAME                                      LOCATION                    ACQUISITION DATE
     -------------                                      --------                    ----------------
ZebraNet, Inc.                                          U.S.                        October 1999
SPIN GmbH                                               Switzerland                 October 1999
Zircon                                                  Australia                   October 1999
Mlink Internet, Inc.                                    Canada                      October 1999
Netup                                                   Chile                       November 1999
Lyceum                                                  U.S.                        November 1999
Telalink Corporation                                    U.S.                        November 1999
Alpha dot net                                           U.S.                        December 1999
Netgate                                                 Uruguay                     December 1999
JoinNet                                                 Taiwan                      December 1999
Correionet                                              Brazil                      December 1999
Lynx                                                    Lebanon                     December 1999
Pacwan                                                  France                      December 1999
Iphil                                                   Philippines                 January 2000*
Telepath                                                US                          January 2000
GlobalNet                                               Brazil                      March 2000
InterServer                                             Argentina                   March 2000
SSD                                                     Argentina                   March 2000
IDCI.Net                                                US                          April 2000
Pontocom                                                Brazil                      April 2000
Cadvision                                               Canada                      April 2000
Elogica                                                 Brazil                      April 2000
I-neXt                                                  Philippines                 April 2000*
Internet Express                                        Australia                   May 2000
Surfree.com                                             US                          May 2000
AmChamNet                                               Brazil                      June 2000
Powernet                                                Argentina                   June 2000



* The Company acquired a minority voting interest with an option to acquire a 100% ownership interest in both entities in the event of a change in Philippino law restricting foreign ownership of its domestic businesses.

Additionally, in December 1999, the Company acquired a 49% voting interest in iNet Telecom, a telecommunications company in Seoul, Korea. The investment in iNet Telecom is accounted for under the equity method.

For certain acquisitions, the Company has retained a portion of the purchase price under holdback provisions of the purchase agreements to secure performance by certain sellers of indemnification or other contractual obligations. These acquisition holdback liabilities are generally unsecured and payable up to 24 months after the date of closing of the respective acquisitions. Acquisition holdback liabilities totaled $75.0 million at December 31, 2000, which is mainly reported in other accounts payable and accrued liabilities.

In connection with the Metamor acquisition, the Company recorded $12.0 million in 2000 in other accounts payable and accrued liabilities in accordance with planned terminations of certain contracts and employee severance costs. Such terminations and severance costs are expected to occur within one year of the acquisition date. Through December 31, 2000, $5.3 million had been charged against this liability.

The following represents the unaudited pro forma results of operations of the Company for 2000 and 1999 as if the Metamor acquisition had been consummated on January 1, 1999. Results of operations for PTS and Xpedior have been excluded from this presentation as they have been classified as discontinued operations. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at January 1, 1999 or the results that may occur in the future.

                                                                                     YEAR ENDED
                                                                     --------------------------------------------
                                                                     DECEMBER 31, 2000          DECEMBER 31, 1999
                                                                     -----------------          -----------------
                                                                             (IN MILLIONS OF U.S. DOLLARS,
                                                                                EXCEPT PER SHARE AMOUNTS)
Revenue                                                                   $ 1,190.9                   $ 977.2
Net loss from continuing operations available to common
    shareholders                                                           (3,851.3)                   (349.7)
Basic and diluted loss per share from continuing operations                  (20.43)                    (2.24)



NOTE 6 - BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

At December 31, 2000 and 1999, short-term investments and marketable securities, including restricted amounts, consists of $0 and $342.9 million, respectively, of U.S. government obligations, $0 and $346.1 million, respectively, of commercial paper, $17.4 million and $42.8 million, respectively, of certificates of deposit and $38.7 million and $82.7 million, respectively, in equity securities. The unrealized holding loss at December 31, 2000 was comprised of $0.7 million in equity securities. The unrealized holding gain at December 31, 1999 was $77.8 and is comprised of $0.9 million in government obligations, $1.1 million in commercial paper and $75.8 million in equity securities.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:



                                                                    DECEMBER 31,
                                                                --------------------
                                                                2000            1999
                                                                ----            ----
                                                           (IN MILLIONS OF U.S. DOLLARS)
Owned Assets:
     Telecommunications bandwidth                              $ 483.5         $ 441.9
     Data communications equipment                               224.9           181.4
     Leasehold improvements                                       60.7           114.4
     Software                                                     22.8            32.5
     Office and other equipment                                   97.3            23.9
     Land and building                                           303.6            55.8
                                                               -------         -------
                                                               1,192.8           849.9
     Less accumulated depreciation and amortization            (302.5)         (145.8)
                                                               -------         -------
                                                                 890.3           704.1
                                                               -------         -------
Assets Under Capital Leases:
     Data communications equipment                               423.2           364.9
     Telecommunications bandwidth                                 30.9            58.3
     Building, office and other equipment                         57.6            68.8
                                                               -------         -------
                                                                 511.7           492.0
     Less accumulated amortization                             (159.0)          (65.9)
                                                               -------         -------
                                                                 352.7           426.1
                                                               -------         -------
     Property, plant and equipment, net                      $ 1,243.0       $ 1,130.2
                                                               =======         =======



Total depreciation and leasehold amortization expense was $363.9 million in 2000 (including $105.1 million in accelerated depreciation relating to excessive or obsolete equipment, certain software assets and abandoned internal-use software projects), $112.4 million in 1999 and $51.4 million in 1998. At December 31, 2000 and 1999, telecommunications bandwith includes $201.5 million and $223.2 million, respectively, and land and buildings includes $88.5 million and $53.3 million, respectively, of assets classified as construction in progress for which no depreciation will be recognized until construction is completed. Additionally, at December 31, 2000, land and buildings includes $37.5 million that relates to assets held for sale. In 2000, the Company recorded an impairment charge of approximately $1.2 billion to reduce the carrying value of property, plant and equipment (Note 4).

GOODWILL AND OTHER INTANGIBLES

At December 31, 2000, goodwill and other intangibles consisted of goodwill of $83.0 million. This goodwill relates to the Company's Assets Held for Sale (Note
4) and therefore, no further amortization expense will be taken on this asset. At December 31, 1999, goodwill and other intangibles consisted of goodwill of $483.0 million, customer relationships of $71.8 million, existing technology of $35.6 million, tradename of $55.8 million and workforce of $15.3 million, less accumulated amortization of $60.0 million. Total amortization of goodwill and other intangibles was $198.1 million (including $50.9 million of accelerated amortization relating to the write-off of acquired tradenames) in 2000, $47.7 million in 1999 and $11.4 million in 1998. In addition, the Company recorded an impairment charge of $592.5 million to reduce the carrying value of goodwill and other intangibles (Note 4).

DEBT

Debt consisted of the following:


                                                                                      DECEMBER 31,
                                                                                 ---------------------
                                                                                 2000             1999
                                                                                 ----             ----
                                                                              (IN MILLIONS OF U.S. DOLLARS)
      10.0% Senior notes due 2005                                           $   600.0          $  600.0
      10.5% Senior notes due 2006 (Euro 150.0)                                  141.4             150.9
      10.5% Senior notes due 2006                                               600.0             600.0
      11.0% Senior notes due 2009 (Euro 150.0)                                  141.4             150.9
      11.0% Senior notes due 2009                                             1,050.0           1,050.0
      11.5% Senior notes due 2008                                               350.0             350.0
      2.94% convertible subordinated notes, $227.0 million face amount,
       due August 2004                                                          227.0                --
      Capital lease obligations at interest rates ranging from
       2.7% to 17.3%                                                            503.5             358.9
      Notes payable at interest rates ranging from 1.8% to 16.1%                 66.8              36.0
                                                                              -------           -------
                                                                              3,680.1           3,296.7
      Plus unamortized premium                                                     --               2.7
                                                                              -------           -------
                                                                              3,680.1           3,299.4
      Less current portion                                                   (3,680.1)           (115.0)
                                                                              -------           -------
      Long-term portion                                                     $      --          $3,184.4
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

The Company has various financing arrangements accounted for as capital leases for the acquisition of equipment, telecommunications bandwidth, and other fixed assets. Borrowings under capital leases are secured by specific equipment. During 2000 and 1999, the Company incurred capital lease obligations under these arrangements of $371.0 million and $298.5 million, respectively. At December 31, 1999, the aggregate unused portion under these arrangements totaled $209.7 million after designating $47.8 million, respectively, of payables for various equipment purchases which will be financed under existing capital lease facilities.

Under equipment lease facilities, the Company has covenanted, among other things, that it will maintain at least $75 million in unrestricted cash. The Company is currently in compliance with that cash requirement, but as of April 10, 2001, the Company had received notices of default from equipment lessors with respect to $68.1 million in equipment leases. The Company is seeking to resolve issues outstanding with these lessors who have as of April 16, 2001, agreed to forbear from taking any action. There can be no assurance as to how long any lessor will continue to forbear. With respect to certain leases, the forbearance period could potentially expire as early as April 27, 2001 if the Company does not meet certain requirements. Additionally, on April 3, 2001, one of the lessors notified the Company that it had accelerated the Company's obligations under its leases. Following negotiations with the Company, this lessor withdrew its notice of acceleration provided that the Company satisfy certain payment obligations by April 20, 2001. An event of default under an equipment lease facility could result in related defaults under each of the indentures governing the Company's senior notes, which could cause all $3.1 billion in aggregate principal amount of the senior notes to become due and payable. As a result of such withdrawal, the Company believes that the event of default under the indentures relating to its senior notes arising from such acceleration event is no longer a continuing event of default. There can be no assurance that the Company will be able to cure any events of default or that the lessors will not seek other remedies that are available to them. Potential lender remedies could include among other things, accelerating the Company's obligation under affected leases and repossessing the equipment and otherwise seeking to enforce their security interests in such equipment and other secured assets, which may be crucial to the operations of the business.

In addition, as a result of cross-default and cross-acceleration provisions in the Company's indentures, an event of default under an equipment lease facility could result in related defaults under each of the Company's indentures governing its notes. As noted above, in the event that a cross-default is triggered, an aggregate of $3.1 billion would become due and payable immediately.

It is reasonably possible that the Company will fail to be in compliance with certain covenants under debt and capital lease arrangements during 2001. Accordingly, all debt balances that could become payable immediately upon a default or a cross-default have been classified as current liabilities at December 31, 2000.

Metamor's outstanding 2.94% Convertible Subordinated Notes due 2004 having a face amount at maturity of approximately $227.0 million are convertible into the Company's common stock at a conversion ratio, subject to adjustments, of
21.36573 shares per $1,000 principal amount of the Notes at maturity. The remaining unamortized discount of $23.2 million was expensed as a component of interest expense in 2000.

Metamor's $80 million revolving credit facility remained in effect upon completion of the acquisition. In August 2000, all amounts outstanding under this credit facility were repaid by PSINet Inc. and the facility has since been terminated.

At December 31, 2000 and 1999, the estimated fair value of the debt excluding capital lease obligations was approximately $997.5 million and $3,012.2 million, respectively.

CAPITAL STOCK

PREFERRED STOCK RIGHTS PLAN:

The Company's Board of Directors has adopted a Shareholder Rights Plan, as thereafter amended ("Rights Plan"). Each outstanding share of the Company's common stock has attached to it one-half of a preferred stock purchase right (a "Right") that entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), of the Company at a price of $275.00 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The Rights also attach to most future issuances of common stock.

Subject to exceptions, the Rights will generally become exercisable upon the occurrence of the earlier of: (1) a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 20.5% or more of the Company's outstanding Common Stock; or (2) an announcement of, or commencement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20.50% or more of the outstanding shares of the Company's Common Stock (the earlier of such dates being called the "Distribution Date"). In such event, each holder of a Right (other than Rights beneficially owned by the Acquiring Person) will thereafter have the right, subject to exceptions, to receive upon exercise thereof a number of shares (or portions of shares) of Series A Preferred Stock or, at the discretion of the Company's board of directors, a number of additional shares of Common Stock, as set forth in the Rights Plan. The Rights are not exercisable until the Distribution Date.

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

CONVERSION OF SERIES B PREFERRED STOCK:

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

TERMINATION OF CONTINGENT PAYMENT OBLIGATION TO IXC:

In February 1998, the Company closed a transaction with IXC Internet Services, Inc. ("IXC"), now a subsidiary of Broadwing Inc., to acquire 20-year noncancellable IRUs in up to 10,000 equivalent route miles of fiber-based OC-48 network bandwidth (the "PSINet IRUs") in selected portions across the IXC fiber optic telecommunications network within the United States. The PSINet IRUs were acquired in exchange for the issuance to IXC of 20,459,578 shares of common stock of the Company (the "IXC Initial Shares") and a contingent payment obligation. The contingent payment obligation required the Company to pay cash or issue additional shares, at its option, to IXC if the fair market value of the IXC Initial Shares was less than $240 million at a future date. In January 1999, the Company's contingent payment obligation to IXC under the agreement was terminated without the payment of any amounts or issuance of additional shares of common stock to IXC when, after the close of trading on The Nasdaq Stock Market, the fair market value of the shares of common stock originally issued to IXC exceeded the $240.0 million threshold in accordance with the terms of the agreement.

ISSUANCE OF COMMON STOCK:

In May 1999, the Company completed an offering of 16,000,000 shares of its common stock at $25.25 per share for net proceeds of approximately $383.8 million after underwriting discounts and commissions and other offering expenses.

ISSUANCE OF CONVERTIBLE SERIES C PREFERRED STOCK:

In May 1999, the Company completed an offering of 9,200,000 shares of its 6 3/4% Series C cumulative convertible preferred stock (Series C preferred stock) for net proceeds of approximately $358.1 million after underwriting discounts and commissions and other offering expenses (excluding amounts paid by the purchasers of the Series C preferred stock into the Series C deposit account described below). The Series C preferred stock has a liquidation preference of $50 per share. During 2000, the Company recognized a return to preferred shareholders of $15.2 million on its Series C preferred stock.

At closing, the purchasers of the Series C preferred stock deposited approximately $85.8 million into an account established with a deposit agent (Series C deposit account). Funds in the Series C deposit account will be paid to the holders of the Series C preferred stock each quarter in the amount of $0.84375 per share in cash or may be used, at the Company's option, to purchase shares of common stock at 95% of the market price of the common stock on that date for delivery to holders of Series C preferred stock in lieu of cash payments. The funds placed in the Series C deposit account by the purchasers of the Series C preferred stock will, together with the earnings on those funds, be sufficient to make payments, in cash or stock, through May 15, 2002. Although the Company considers the funds placed in the deposit account to be the property of the holders of the Series C preferred stock and not its property, the Company cannot be certain that, in a bankruptcy proceeding, its creditors or a trustee in bankruptcy could not claim that those funds constituted property of the Company's bankrupt estate. If that were to occur, access to the funds in the deposit account by the holders of the Series C preferred stock could be delayed or, if the claims were successful, denied to the holders of the Series C preferred stock.

Until the expiration of the Series C deposit account, the Company will accrete a return to preferred shareholders each quarter from the date of issuance at an annual rate of 6 3/4% of the liquidation preference per share. Such amount will be recorded as a deduction from net income to determine net income available to common shareholders. Upon the expiration of the Series C deposit account, which is expected to occur on May 15, 2002 unless earlier terminated, the Series C preferred stock will begin to accrue dividends at an annual rate of 6 3/4% of the liquidation preference payable in cash or, at the Company's option, in shares of its common stock at 95% of the market price of the common stock on that date. Under certain circumstances, the Company can elect to terminate the Series C deposit account prior to May 15, 2002, at which time the remaining funds in the Series C deposit account would be distributed to the Company and the Series C preferred stock would begin to accrue dividends. At December 31, 2000, the Series C deposit account had a balance of $22.3 million.

Each share of Series C preferred stock is convertible at any time at the option of the holders thereof into 1.6034 shares of our common stock, equal to a conversion price of $31.18375 per share, subject to adjustment upon the occurrence of specified events. The Series C preferred stock is redeemable, at the Company's option, at a redemption premium of 101.929% of the liquidation preference (plus accumulated and unpaid dividends, if any) on or after November 15, 2000 and prior to May 15, 2002 if the trading price of the Series C preferred stock equals or exceeds $124.74 per share for a specified trading period. Additional payments will also be made from the Series C deposit account or by the Company to the holders of the Series C preferred stock if the Company redeems Series C preferred stock under the foregoing circumstances. Except in the foregoing circumstances, the Company may not redeem the Series C preferred stock prior to May 15, 2002. Beginning on May 15, 2002, the Company may redeem shares of Series C preferred stock at an initial redemption premium of 103.857% of the liquidation preference, declining to 100.00% on May 15, 2006 and thereafter, plus in each case all accumulated and unpaid dividends to the redemption date. The Company may effect any redemption, in whole or in part, at its option, in cash or by delivery of shares of its common stock, or a combination of cash and common stock (subject to applicable law), by delivering notice to the holders of the Series C preferred stock.

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

CONVERSION OF SERIES C PREFERRED STOCK:

In February and March 2000, the Company exchanged 4,629,335 shares of its Series C preferred stock for an aggregate of 8,155,192 newly issued shares of its common stock through individually negotiated transactions with a limited number of holders of the Series C preferred stock pursuant to incentivized exchange offers. The premiums paid to induce the exchanges aggregated to $1.2 million, and were recognized as a return to preferred shareholders in the first quarter of 2000. Subsequent to the exchange, the Company converted the exchanged Series C preferred stock into 7,422,675 shares of its common stock, which are held as treasury shares, and received approximately $32.9 million from the deposit account.

ISSUANCE OF CONVERTIBLE SERIES D PREFERRED STOCK:

In February 2000, the Company completed an offering of 16,500,000 shares of 7% Series D cumulative convertible preferred stock (Series D preferred stock) for aggregate net proceeds of approximately $739.7 million after expenses (excluding amounts paid by the purchasers of the Series D preferred stock into the deposit account described below). The Series D preferred stock has a liquidation preference of $50 per share. During 2000, the Company recognized a return to preferred shareholders of $50.4 million on its Series D preferred stock.

At closing, the purchasers of the Series D preferred stock deposited approximately $57.9 million into an account established with a deposit agent (Series D deposit account). The Series D deposit account is not an asset of the Company. Funds in the Series D deposit account were sufficient to pay to the holders of the Series D preferred stock each quarter through February 15, 2001 in the amount of $0.875 per share in cash. Prior to the expiration of the Series D deposit account, the Company accreted a return to preferred shareholders each quarter from the date of issuance at an annual rate of 7% of the liquidation preference per share. Such amount is recorded as a deduction from net income to determine net income available to common shareholders.

Each share of Series D preferred stock is convertible at any time at the option of the holders thereof into 0.9352 shares of the Company's common stock, equal to a conversion price of $53.465 per share, subject to adjustment upon the occurrence of specified events. The Series D preferred stock is redeemable, at the Company's option, at a redemption premium of 105.50% of the liquidation preference (plus accumulated and unpaid dividends, if any) on or after August 15, 2001 but prior to February 15, 2003, if the trading price of its common stock equals or exceeds $80.20 per share for a specified trading period. The Company will also make additional payments to the holders of the Series D preferred stock if the Company redeems the Series D preferred stock under the foregoing circumstances. The Company may not redeem the Series D preferred stock prior to February 15, 2003. Beginning on February 15, 2003, the Company may redeem shares of the Series D preferred stock at an initial redemption premium of 104.00% of the liquidation preference, declining to 100.00% on February 15, 2007 and thereafter, plus in each case all accumulated and unpaid dividends to the redemption date. The Company may effect any redemption, in whole or in part, at its option, in cash, by delivery of fully paid and nonassessable shares of its common stock or a combination of cash and common stock (subject to applicable law), by delivering notice to the holders of the Series D preferred stock.

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

NOTE 7 - STOCK COMPENSATION AND RETIREMENT PLANS

EMPLOYEE STOCK PURCHASE PLAN

In September 1999 the Board of Directors approved the 1999 Employee Stock Purchase Plan and related 1999 International Employee Stock Purchase Plan (the "ESPPs"). Under the ESPPs, through March 2001, employees had the opportunity to purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees could purchase shares having a value not exceeding 15% of their eligible compensation. During 2000, employees purchased approximately 0.8 million shares at an average price of $9.55 per share. At December 31, 2000, 3.3 million shares were reserved for future issuance. The ESPPs are no longer available to employees.

STOCK OPTION PLANS

The Company has stock option plans that provide for granting of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock awards to employees, consultants and directors of the Company and its subsidiaries, as appropriate. Under all of the plans, the option exercise price is equal to fair market value at the date of grant. Generally, the options become exercisable over periods ranging from three to four years and the options have terms of seven to ten years from the date of grant. As of December 31, 2000, the Company had 108.4 million shares authorized and 98.4 million shares reserved for issuance under the plans.

FAIR VALUE OF STOCK OPTIONS

For disclosure purposes under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2000           1999           1998
                                               ----           ----           ----
         Expected life (in years)               4.4            5.0           5.0
         Risk-free interest rate                5.8%           5.6%          5.2%
         Volatility                            90.0%          90.0%         90.0%
         Dividend yield                         0.0%           0.0%          0.0%

Utilizing these assumptions, the weighted-average fair value of the stock options granted in 2000, 1999 and 1998 was $5.85, $16.71 and $7.10, respectively.

Under the above model, the total value of stock options granted was $153.6 million in 2000, $195.9 million in 1999 and $46.0 million in 1998, which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma results would have been as follows (in millions of U.S. dollars, except per share amounts):

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                     2000            1999           1998
                                                                     ----            ----           ----
       Pro forma net loss available to common shareholders        $ (5,109.7)     $ (476.0)       $ (279.9)
       Pro forma basic and diluted loss per share                 $   (29.37)     $  (3.83)       $  (2.81)

STOCK OPTION AND WARRANT ACTIVITY

The following table summarizes stock option and warrant activity under all plans for the three years ended December 31, 2000:

                                            NUMBER OF SHARES
                                             OF COMMON STOCK                                    WEIGHTED-
                                          -----------------------                                AVERAGE
                                         OPTIONS         WARRANTS        PRICE PER SHARE     EXERCISE PRICE
                                         -------         --------        ---------------     --------------
Balance, December 31, 1997             16,671,772          448,548        $.03 to $6.75            $3.41
    Granted                            12,967,608               --         3.00 to 9.57             4.91
    Exercised                          (2,404,138)        (348,548)         .03 to 6.57             2.17
    Forfeited                          (2,342,646)              --         1.00 to 7.47             4.14
                                       -----------   -------------
Balance, December 31, 1998             24,892,596          100,000          .80 to 9.57             4.26
    Granted                            11,770,071               --       10.44 to 34.06            22.98
    Assumed                               926,314               --         .07 to 20.25             8.96
    Exercised                          (5,219,518)              --         .80 to 24.31             3.87
    Forfeited                          (1,991,898)              --        1.00 to 30.19            10.71
                                       -----------   -------------
Balance, December 31, 1999             30,377,565          100,000         .07 to 34.06            11.27
    Granted                            26,207,133               --        1.16 to 50.50             8.13




    Assumed                              3,778,430              --        8.40 to 43.40            21.28
    Exercised                           (4,135,447)             --        1.00 to 30.88             6.15
    Forfeited                           (9,721,525)             --        2.08 to 50.50            16.81
                                       -----------   -------------

Balance, December 31, 2000              46,506,156         100,000       $.07 to $50.50            $9.63
                                        ==========         =======

Exercisable, December 31, 1998           8,323,012         100,000        $.80 to $9.57            $3.64
                                         =========         =======
Exercisable, December 31, 1999          11,104,171         100,000       $.07 to $34.06            $6.64
                                        ==========         =======
Exercisable, December 31, 2000          17,660,083         100,000       $.07 to $50.50           $10.13
                                        ==========         =======

The following table summarizes information about the outstanding and exercisable options and warrants at December 31, 2000:

                                            OUTSTANDING                                  EXERCISABLE
                         ---------------------------------------------------    -------------------------------

                                             WEIGHTED-
                                              AVERAGE           WEIGHTED-
                                             REMAINING           AVERAGE                           WEIGHTED-
       RANGE OF                           CONTRACTUAL LIFE      EXERCISE                           AVERAGE
   EXERCISE PRICES          NUMBER            (YEARS)             PRICE           NUMBER        EXERCISE PRICE
   ---------------          ------            -------             -----           ------        --------------
  $ .07 to  2.63          17,383,929             9.7              $2.58          1,867,405           $2.38
   2.69 to 16.00          17,743,966             7.5               7.68         11,325,766            5.97
  16.06 to 50.50          11,478,261             8.6              23.30          4,566,912           23.62
                          ----------                                            ----------
  $ .07 to 50.50          46,606,156             8.6              $9.63         17,760,083          $10.13
                          ==========                                            ==========

RETIREMENT SAVINGS PLAN

The Company sponsors a retirement savings plan for its U.S. employees, under which participants are eligible to receive discretionary Company matching contributions each year of the equivalent of 100% of the first $1,000 of employee salary deferral and 25% of amounts thereafter up to the maximum allowable deferral under IRS regulations. All contributions to a participant's plan account are vested after two years of service with the Company. The total contributions made by the Company under the Plan totaled $3.1 million, $1.1 million and $0.9 million in 2000, 1999 and 1998, respectively.


NOTE 8 - INCOME TAXES

The components of loss from continuing operations before income taxes are as follows (in millions of U.S. dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                           2000             1999          1998
                                                           ----             ----          ----
        U.S. operations                                  $(2,412.8)       $(193.4)      $(134.6)
        Non-U.S. operations                               (1,353.4)        (143.4)       (128.1)
                                                            -------        -------       -------
                                                         $(3,766.2)       $(336.8)      $(262.7)
                                                         ==========        =======       =======

The components of the Company's income tax benefit from continuing operations consist of the following (in millions of U.S. dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                          2000            1999           1998
                                                          ----            ----           ----
        Total current expense:
           U.S.                                          $  --           $  --         $  --
           Non-U.S.                                        4.0             2.0            --
                                                         -----           -----         -----
                                                           4.0             2.0            --
                                                         -----           -----         -----
        Deferred benefit:
           U.S.                                             --              --            --
           Non-U.S.                                      (4.0)           (4.8)         (0.9)
                                                         -----           -----         -----
                                                         (4.0)           (4.8)         (0.9)
                                                         -----           -----         -----
        Total income tax benefit                         $  --          $(2.8)        $(0.9)
                                                         =====          ======        ======

Significant components of the Company's deferred tax assets (liabilities) from continuing operations at December 31, 2000 and 1999 consisted of the following (in millions of U.S. dollars):

                                                 DECEMBER 31, 2000                     DECEMBER 31, 1999
                                     -------------------------------------------------------------------------------
                                            U.S.       NON-U.S.       TOTAL         U.S.        NON-U.S.      TOTAL
                                            ----       --------       -----         ----        --------      -----
Gross deferred tax assets:
   Net operating losses                     $412.7      $ 125.4      $ 538.1       $ 198.8        $ 99.2     $ 298.0
   Stock options                              61.5          --          61.5          31.7           --         31.7
   Restructuring charge                       26.2          --          26.2           --            --          --
   Impairment charges                        407.1        176.0        583.1
   Deferred financing costs                   28.3           --         28.3
   Other                                      33.3         44.4         77.7           3.4          21.8        25.2
                                           -------      -------      -------       -------       -------    --------
                                             969.1        345.8      1,314.9         233.9         121.0       354.9
    Less:  Valuation allowance              (952.1)      (343.1)    (1,295.2)       (169.0)       (102.5)     (271.5)
                                           -------      -------      -------       -------       -------    --------
                                              17.0          2.7         19.7          64.9          18.5        83.4
                                           -------      -------      -------       -------       -------    --------
Gross deferred tax liabilities:
    Depreciation/amortization                (8.3)          --         (8.3)        (26.4)           --       (26.4)
    Unrealized gain on investments             --           --           --         (31.0)           --       (31.0)
    Acquired intangibles                     (7.2)          --         (7.2)         (2.5)        (35.2)      (37.7)
    Other                                    (1.5)       (20.6)       (22.1)         (5.0)         (1.2)       (6.2)
                                           -------      -------      -------       -------       -------    --------
                                            (17.0)       (20.6)       (37.6)        (64.9)        (36.4)     (101.3)
                                           -------      -------      -------       -------       -------    --------
Net deferred tax liabilities               $   --      $ (17.9)     $ (17.9)       $   --       $ (17.9)    $ (17.9)
                                           =======     ========     ========       =======      ========    ========

As of December 31, 2000 and 1999, the Company had consolidated domestic net operating loss carryforwards of approximately $1,143.0 million and $579.1 million, respectively, for U.S. income tax purposes. The use of the Federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. These net operating loss carryforwards may be carried forward in varying amounts until 2020. Additionally, at December 31, 2000 and 1999, the Company had foreign net operating loss carryforwards for tax purposes in various jurisdictions outside the U.S. amounting to approximately $338.4 million and $264.9 million, respectively. The majority of non-U.S. loss carryforwards will expire in varying amounts in five to seven years. Some of the non-U.S. loss carryforwards will never expire under local country tax rules.

The Company has provided a valuation allowance from continuing operations against a portion of its deferred tax assets since realization of these tax benefits cannot be reasonably assured. The change in valuation allowance was an increase of $1,023.7 million and $118.7 million in 2000 and 1999, respectively. The changes primarily relate to additional losses and intangibles acquired in those years. The portion of the valuation allowance for which subsequently recognized tax benefits will increase shareholders' equity was $61.5 million.

Taxes computed at the U.S. statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                2000         1999          1998
                                                                                ----         ----          ----
U.S. federal taxes at statutory rate                                             34.0%         34.0%         34.0%
State taxes (net of federal benefit)                                              7.0%          7.0%          7.0%
Effect of foreign operations                                                     (0.5)%         3.0%         (1.8)%
Change in valuation allowance affecting the provision for income taxes          (28.4)%       (41.7)%       (38.3)%
Stock options                                                                     0.8%          9.9%         (1.5)%
In-process research and development write-off                                      --          (8.7)%          --
Amortization of non-deductible goodwill                                         (12.9)%        (2.8)%          --
Other                                                                              --            --           0.9%
                                                                            ----------    ----------          ----
Effective tax rate                                                                 --%          0.7%          0.3%
                                                                            ==========    ==========         =====

NOTE 9 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has guaranteed monthly usage levels of data and voice communications with certain of its telecommunications vendors. In addition, the Company leases certain of its facilities under non-cancelable operating leases expiring in various years through 2022. Total rent expense for all operating leases amounted to $33.5 million in 2000, $25.7 million in 1999 and $12.5 million in 1998.

At December 31, 2000, commitments to telecommunications vendors and future minimum lease payments under non-cancelable operating leases are as follows:

             YEAR ENDED DECEMBER 31,        TELECOMMUNICATIONS     OPERATING LEASES
             -----------------------        ------------------     ----------------
                                                (IN MILLIONS OF U.S. DOLLARS)
         2001                                   $  126.0                $   20.3
         2002                                      105.0                    17.7
         2003                                       60.4                    13.5
         2004                                       29.1                    10.9
         2005                                       10.2                     9.0
         Thereafter                                 24.5                    33.1
                                                    ----                    ----
                                                 $ 355.2                $  104.5
                                                   =====                   =====

The Company also acquires global fiber-based and satellite telecommunications bandwidth through purchases of IRUs and capital leases. Some of the purchase agreements have obligations for future cash payments that coincide with the delivery of bandwidth. At December 31, 2000, the Company was obligated to make future payments under these purchase agreements that total $159.5 million, approximately $139.2 million of which is due in 2001. In addition, the Company is currently in negotiations to eliminate approximately $158.1 million in other fiber commitments. Under its telecommunications bandwidth agreements, the Company is also obligated to pay operating and maintenance charges which vary by agreement in amount, but average approximately 3% to 5% of the total value of the fiber per year. The Company also expects that there will be additional costs, such as connectivity and equipment charges, in connection with taking full advantage of such acquired bandwidth and IRUs. Certain of this fiber-based and satellite telecommunications bandwidth may require the acquisition and installation of equipment necessary to access and light the bandwidth in order to make it operational.

On September 30, 2000, the Company retained Winstar Communications Inc. to provide services necessary to construct and operate a fixed wireless network in Hong Kong under a license awarded to the Company in 2000. As a result of this agreement, the Company will own the facility and related capacity for the network. Under the terms of the agreement, the Company will make payments to Winstar for the construction and operation of the network totaling approximately $64.0 million through December 2004. Winstar will make payments to the Company for the use of a percentage of the network.

In January 1999, the Company entered into a 20-year commercial relationship with the Baltimore Ravens of the National Football League pursuant to which it acquired, among other things, the rights to name the Ravens' NFL stadium "PSINet Stadium" as well as rights for sponsorship and promotion of team events and related advertising and marketing rights. In addition, the Company has the right to develop a Baltimore Ravens' web site and provide related Internet services to subscribing fan members. In exchange for all of these rights, the Company will make payments to the Baltimore Ravens over a 20-year period. The remaining 18 annual payments at December 31, 2000 total approximately $79.1 million.

Through December 31, 2000, the Company has invested cash of $163.3 million under the PSINet Ventures corporate ventures program and committed to provide services with an estimated value of approximately $135.0 million under this program. In November 2000, the Company announced that it does not presently intend to make any additional cash investments through PSINet Ventures.

CONTINGENCIES

Commencing November 2000, several actions have been filed against the Company and certain officers and directors of the Company in the United States District Court for the Eastern District of Virginia by persons alleging that they purchased capital stock or debt securities of the Company during specified periods of time in 2000 and alleging that the Company and certain of its officers and directors violated the securities laws of the United States. The Company believes that these lawsuits are without merit and intends to vigorously contest these actions, although no assurance can be given as to the outcome of these lawsuits.

The Company is party to certain actions that relate to the Company's alleged failure or alleged anticipated failure to pay contractual obligations. These actions have been commenced by counterparties to agreements or instruments to which the Company or its subsidiaries are parties, and seek payment of obligations under the agreements or instruments allegedly breached or to be breached. The parties bringing these actions seek payment and, in some cases, extraordinary relief such as the attachment of assets. In certain cases, plaintiffs are seeking punitive damages or tort claims. The total amount sought by the plaintiffs in these actions is in excess of $50 million. In general, the Company has accrued amounts due, excluding damages, under such agreements or instruments in the accompanying consolidated financial statements. Management currently believes that any additional liability that may ultimately result from the resolution of these actions will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is subject to certain other claims and legal proceedings that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to the Company and have a material adverse effect on the Company. Management currently believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

NOTE 10 - INDUSTRY SEGMENT AND GEOGRAPHIC REPORTING

The Company offers a broad range of Internet access services and related products to businesses in the U.S. and throughout the world. As of December 31, 2000, the Company served primary markets in 27 countries, with operations organized into four geographic reporting segments - U.S./Canada, Latin America, Europe and Asia/Pacific and one vertical product line - Inter.net. In measuring performance and allocating assets, the chief operating decision maker reviews each geographic reporting segment as a whole and not by types of services provided.

Each of these geographic operating segments is considered a reportable segment, and the accounting policies of the operating segments are the same as those described in Note 3. The Company evaluates the performance of its segments and allocates resources to them based on revenue and EBITDA. The Company defines EBITDA as losses before interest expense and interest income, taxes, depreciation and amortization, impairment charges, restructuring charges, other non-operating income and expense and charges for acquired in-process research and development.

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

Certain financial information is presented below (in millions of U.S. dollars):

                                                                                           UNALLOCATED
                             U.S. /      LATIN                     ASIA/                     CORPORATE
                             CANADA     AMERICA      EUROPE       PACIFIC      INTER.NET      EXPENSES        TOTAL
                             ------     -------      ------       -------      ---------      --------        -----
2000
Revenue:
   Access & hosting          $360.2       41.7         151.6         158.4          73.7           --         $785.6
   Consulting                 165.1         --          44.8            --            --           --          209.9
                              -----      -----        ------         -----        ------                       -----
                             $525.3       41.7         196.4         158.4          73.7           --         $995.5
                             ======      =====        ======         =====        ======                      ======
EBITDA                      $(90.3)     (14.3)         (9.9)           7.7         (6.0)         (60.3)     $(173.1)
Assets                     $1,923.9       73.8         339.9         229.5          10.0         **         $2,577.1
Capital expenditures       $1,156.3      117.8         244.3         225.2            --         **         $1,743.6

1999
Revenue:
   Access & hosting          $288.6       22.0          90.0         133.5        *             --            $534.1
   Consulting                    --         --            --            --        *             --                --
                              -----      -----        ------         -----                                     -----
                             $288.6       22.0          90.0         133.5        *             --            $534.1
                             ======      =====        ======         =====                                    ======
EBITDA                      $(12.3)        1.8        (2.7)           13.4        *             (32.7)       $(32.5)
Assets                     $3,610.4       77.9        382.1          396.1        *             **          $4,466.5
Capital expenditures         $657.8        7.4        106.2           61.4        *             **            $832.8

                                                                                            UNALLOCATED
                             U.S. /      LATIN                     ASIA/                     CORPORATE
                             CANADA     AMERICA      EUROPE       PACIFIC      INTER.NET      EXPENSES        TOTAL
                             ------     -------      ------       -------      ---------      --------        -----
1998
Revenue:
   Access & hosting          $183.5       *             40.0          36.1        *               --          $259.6
   Consulting                    --       *               --            --        *               --              --
                             ------                   ------         -----                                     -----
                             $183.5       *             40.0          36.1        *               --          $259.6
                             ======                   ======         =====                                     =====
EBITDA                       $(33.9)      *             (6.4)         (1.8)       *               **          $(42.1)
Assets                       $900.9       *             83.8         299.5        *               **        $1,284.2
Capital expenditures         $263.1       *             17.7          22.8        *               **          $303.6

* - Latin America is a new segment in 1999 and Inter.net is a new segment in 2000.

** - Assets and capital expenditures related to unallocated corporate expenses are included in the U.S./Canada segment. For 1998, corporate administration and related expenses were not separate from U.S./Canada operations.

EBITDA for all reportable segments differs from consolidated loss from continuing operations before income taxes as reported in the consolidated statements of operations as follows (in millions of U.S. dollars):

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                        2000             1999            1998
                                                        ----             ----            ----
         EBITDA                                       $ (173.1)         $ (32.5)        $ (42.1)
         Reconciling items:
           Depreciation and amortization                (562.0)          (160.0)          (63.4)
           Charges for acquired IPR&D                        --            (4.7)          (70.8)
           Impairment charges                         (2,589.9)               --             --
           Restructuring charges                         (78.0)               --             --
           Interest expense                             (398.2)          (193.0)          (63.9)
           Interest income                                73.0             54.3            19.6
           Other income, net                             (38.0)            (0.9)            6.9
           Non-recurring arbitration charge                  --               --          (49.0)
                                                      ---------         --------        --------
         Loss from continuing operations
          before income taxes                        $(3,766.2)        $ (336.8)        $(262.7)
                                                      =========          =======         =======

                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                          (IN MILLION OF U.S. DOLLARS)

                                                       ALLOWANCE FOR
                                                          DOUBTFUL         DEFERRED TAX ASSET
                                                          ACCOUNTS             VALUATION
                                                          --------             ---------
Balance, December 31, 1997                                  $ 2.1               $ 51.1

Charged to costs and expenses                                 5.5                 69.3
Balances of acquired subsidiaries                             6.9                 32.4
Deductions                                                  (2.8)                   --
                                                            -----                -----
Balance, December 31, 1998                                   11.7                152.8

Charged to costs and expenses                                 7.6                113.6
Balances of acquired subsidiaries                             0.7                  3.1
Deductions                                                  (5.0)                  2.0
                                                            -----                -----
Balance, December 31, 1999                                   15.0                271.5

Charged to costs and expenses                                35.3              1,032.0
Balances of acquired subsidiaries                            18.6                  0.1
Deductions                                                  (33.0)                (8.4)
                                                            -----                -----
Balance, December 31, 2000                                  $35.9             $1,295.2
                                                           ======             ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") on or prior to April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Documents filed as a part of this report.

         1. FINANCIAL STATEMENTS

         See Index to Financial Statements on page 45.

         2. FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statements on page 45.

         3. EXHIBITS

         See Index to Exhibits on page 79.

b. Reports on Form 8-K.

         On March 13, 2001, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing that we had entered into an agreement to sell PSINet Transaction Solutions.

         On March 19, 2001, we filed a Current Report on Form 8-K which included as exhibits a press release issued by us announcing that we had named Harry G. Hobbs as our President and Chief Operating Officer and that we had retained Dresdner Kleinwort Wasserstein as a financial advisor and a press release issued by us announcing that our subsidiary, Metamor Holdings (France), had entered into an agreement to sell its interest in Decan Groupe.

         On April 3, 2001, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing that we had submitted to the SEC a notification of late filing of our Form 10-K for the year ended December 31, 2000.

         On April 4, 2001, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing that we had completed the sale of PSINet Transaction Solutions.

         On April 6, 2001, we filed a Current Report on Form 8-K which included as an exhibit a press release issued by us announcing that our subsidiary, Metamor Holdings (France), had completed the sale of its interest in Decan Groupe.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2001

                               PSINET INC.

                                By:  /s/  WILLIAM L. SCHRADER
                                    ------------------------------
                                    William L. Schrader, Chairman and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                      TITLE                               DATE
                    ----                                      -----                               ----
                                                Chairman, Chief Executive Officer
           /s/  WILLIAM L. SCHRADER             and Director (Principal Executive            April 16, 2001
       ------------------------------                       Officer)
            William L. Schrader

                                               Executive Vice President and Chief
           /s/ LAWRENCE E. HYATT                  Financial Officer (Principal               April 16, 2001
        ---------------------------                     Financial Officer)
             Lawrence E. Hyatt

                                               Senior Vice President and Corporate
                /s/ LOTA S. ZOTH               Controller (Principal Accounting              April 16, 2001
       -----------------------------------                 Officer)
                Lota S. Zoth

          /s/ WILLIAM H. BAUMER                            Director                          April 16, 2001
       -----------------------------
             William H. Baumer

                 /s/ IAN P. SHARP                          Director                          April 16, 2001
       ------------------------------------
                Ian P. Sharp

                /s/ RALPH J. SWETT                         Director                          April 16, 2001
       -----------------------------------
               Ralph J. Swett

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                        DESCRIPTION                                          LOCATION
 ------                        -----------                                          --------
  2.1            Agreement and Plan of Merger, dated March 21, 2000,   Incorporated by reference from Exhibit 2 to
                 among PSINet, PSINet Shelf IV Inc. and Metamor        PSINet's Current Report on Form 8-K dated
                 Worldwide, Inc.                                       March 28, 2000 located under Securities and
                                                                       Exchange Commission File No. 0-25812

  2.2            Stock Purchase Agreement, dated March 12, 2001,       Filed herewith
                 among PSINet Transaction Solutions, Inc. and TNS
                 Holdings, Inc.

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

  3.4            Amended and Restated By-laws of PSINet                Incorporated by reference from Exhibit 3.4 to
                                                                       PSINet's Annual Report on Form 10-K dated
                                                                       March 22, 2000 located under Securities and
                                                                       Exchange Commission File No. 0-25812 ("1999
                                                                       Form 10-K").

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

  4.7            Form of unregistered Euro-denominated                 Incorporated by Reference from Exhibit 4.7 to
                 11% Senior Notes due 2009                             the August 1999 Registration Statement

  4.8            Form of registered 11% Senior Notes due 2009          Incorporated by Reference from Exhibit 4.8 to
                                                                       the August 1999 Registration Statement

  4.9            Indenture dated as of July 23, 1999 between PSINet    Incorporated by Reference from Exhibit 4.9 to
                 and Wilmington Trust Company, as Trustee              the August 1999 Registration Statement

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

  4.12           Form of 6 3/4% Series C Cumulative Convertible        Incorporated by reference from Exhibit 4.1 to
                 Preferred Stock Certificate                           the May 7, 1999 8-K

  4.13           Article Fourth of the Restated Certificate            See Exhibit 3.1
                 Incorporation of PSINet, as amended

  4.14           Article I of the Amended and Restated By-laws of      See Exhibit 3.4
                 PSINet, as amended

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

  10.1*          Executive Stock Option Plan of                        Incorporated by reference from Exhibit 10.10
                 PSINet                                                to the May 1995 Registration Statement

  10.2*          Executive Stock Incentive Plan of PSINet, as amended  Incorporated by reference from Exhibit 10.2 to the 1999 Form 10-K

  10.3*          Directors Stock Incentive Plan of PSINet, as amended  Incorporated by reference from Exhibit 10.13 to the December 1995 Registration Statement

  10.4*          Strategic Stock Incentive Plan of PSINet              Incorporated by reference from Exhibit 10.4 to
                                                                       the 1999 Form 10-K

 EXHIBIT
 NUMBER                        DESCRIPTION                                          LOCATION
 ------                        -----------                                          --------

  10.5*          InterCon Systems Corporation 1992 Incentive Stock     Incorporated by reference from Exhibit 99.1 to Plan PSINet's
                                                                       Registration Statement on Form S-8 which became effective on
                                                                       October 18, 1995 located under Securities Exchange Commission
                                                                       File No. 33-98316

  10.6*          InterCon Systems Corporation 1994 Stock Option Plan   Incorporated by reference from Exhibit 99.2 to
                                                                       the S-8 No. 16

  10.7*          Software Ventures Corporation 1994 Stock Option Plan  Incorporated by reference from Exhibit 99 to PSINet's
                                                                       Registration Statement on Form S-8 which became effective on
                                                                       October 18, 1995 located under Securities and Exchange
                                                                       Commission File No. 33-98314

  10.8           1999 Employee Stock Purchase Plan                     Incorporated by reference from Exhibit 4-1 to
                                                                       PSINet's Registration Statement on Form S-8
                                                                       filed on September 29, 1999 located under
                                                                       Securities and Exchange Commission File No.
                                                                       333-88029 ("September 1999 S-8")

  10.9           1999 International Employee Stock Purchase Plan       Incorporated by reference from Exhibit 4-1(a)
                                                                       to the September 1999 S-8

  10.10          2000 Retention Stock Incentive Plan                   Incorporated by reference from Exhibit 4.1 to
                                                                       PSINet's Registration Statement on Form S-8
                                                                       which became effective on January 22, 2001
                                                                       located under Securities and Exchange
                                                                       Commission File No. 333-54136

  10.11          Employee Agreement dated as of October 1, 1999        Incorporated by reference from Exhibit 10.1 to
                 between PSINet and William L. Schrader                PSINet's Quarterly Report on Form 10-Q for the
                                                                       quarter ended September 30, 1999 located under
                                                                       Securities and Exchange Commission File
                                                                       No. 0-25812

  10.12*         Employment Agreement dated as of November 6, 2000     Filed herewith
                 between PSINet and Kathleen B. Horne

  10.13          Amendment to Employment Agreement dated as of         Filed herewith
                 February 2, 2001 between PSINet and Kathleen B.
                 Horne

  10.14          Employment Agreement dated as of November 6, 2000     Filed herewith
                 between PSINet and  Lawrence E. Hyatt

  10.15          Employment Agreement dated as of November 13, 2000    Filed herewith
                 between PSINet and Lota Zoth

  10.16          Employment Agreement dated as of November 6, 2000     Filed herewith
                 between PSINet and Harry Hobbs

 EXHIBIT
 NUMBER                        DESCRIPTION                                          LOCATION
 ------                        -----------                                          --------
  10.17          Employment Agreement dated as of November 6, 2000     Filed herewith
                 between PSINet and James F. Cragg

  10.18          Separation Agreement, General Release and Covenant    Filed herewith
                 Not to Sue dated as of November 1, 2000 between
                 PSINet and Harold S. Wills

  10.19          Amendment to Employment Agreement dated as of         Filed herewith
                 September 1, 2000 between PSINet and David N.
                 Kunkel

  10.20          Employment agreement dated as of December 1, 2000     Filed herewith
                 between PSINet and Gary P. Hobbs

  10.21          Registration Rights Agreement dated as of June 16,    Incorporated by reference from Exhibit 10.39
                 1995 among PSINet and Stockholders of InterCon        to the December 1995 Registration Statement
                 Systems Corporation

  10.22          Registration Rights Agreement dated as of July 11,    Incorporated by reference from Exhibit  10.40
                 1995 among PSINet and Stockholders of Software        to the December 1995 Registration Statement
                 Ventures Corporation

  10.23          Warrant to purchase up to 25,000 shares of the        Incorporated by reference from Exhibit 10.39
                 Series B Preferred of PSINet, at an exercise price    to the May 1995 Registration Statement
                 of $1.60 per share, registered in the name of
                 William H. Baumer

  10.24          Warrant to purchase up to 25,000 shares of the        Incorporated by reference from Exhibit 10.40
                 Series B Preferred of PSINet, at an exercise price    to the May 1995 Registration Statement
                 of $1.60 per share, registered in the name of
                 William H. Baumer

  10.25          IRU and Stock Purchase Agreement dated as of July     Incorporated by reference from Exhibit 2.1 to
                 22, 1997 between IXC Internet Services, Inc. and      the June 1997 10-Q
                 PSINet

  10.26          First Amendment to IRU and Stock Purchase Agreement   Incorporated by reference from Exhibit A to
                 dated as of July 22, 1997 between IXC Internet        PSINet's December 1997 Proxy Statement
                 Services, Inc. and PSINet

  10.27          Second Amendment to IRU and Stock Purchase            Incorporated by reference from Exhibit A to
                 Agreement dated as of July 22, 1997 between IXC       the December 1997 Proxy Statement
                 Internet Services, Inc. and PSINet

  10.28          Security Agreement and Assignment dated as of         Incorporated by reference from Exhibit 10.95
                 February 25, 1998 between PSINet and IXC Internet     to the 1997 Form 10-K
                 Services, Inc.

  10.29          Collocation and Interconnection Agreement between     Incorporated by reference from Exhibit 10.96
                 PSINet and IXC Internet Services, Inc.                to the 1997 Form 10-K

  10.30          Escrow Agreement, dated as of  April 13, 1998,        Incorporated by reference from Exhibit 10.2 to
                 among Wilmington Trust Company (as escrow agent and   the April 23, 1998 8-K
                 trustee) and PSINet.

  10.31          Registration Rights Agreement dated as of April 13,   Incorporated by reference from Exhibit 10.1 to
                 1998 among PSINet and Donaldson, Lufkin & Jenrette    the April 23, 1998 8-K
                 Securities Corporation, Merrill Lynch, Pierce,
                 Fenner & Smith Incorporated, and Chase Securities,
                 Inc.

 EXHIBIT
 NUMBER                        DESCRIPTION                                          LOCATION
 ------                        -----------                                          --------
  10.32          Share Purchase Agreement dated as of October 1,       Incorporated by reference from Exhibit 2.1 to
                 1998 among PSINet Japan Inc., a subsidiary of         the October 16, 1998 8-K
                 PSINet, Tokyo Internet Corporation and Secom Co.,
                 Ltd.

  10.33          Registration Rights Agreement dated as of November    Incorporated by reference from Exhibit 10.1 to
                 3, 1998 among PSINet and Donaldson, Lufkin and        the November 10, 1998 8-K
                 Jenrette Securities Corporation, Chase Securities,
                 Inc. and Morgan Stanley & Co. Incorporated

  10.34          Registration Rights Agreement, dated as of November   Incorporated by reference from Exhibit 4.3 to
                 13, 1998, among PSINet and Donaldson Lufkin &         the September 1998 10-Q
                 Jenrette Securities Corporation, Chase Securities
                 Inc. and Morgan Stanley & Co. Incorporated

  10.35          Master Lease Agreement between PSINet and             Incorporated by reference from Exhibit 10.11
                 Technology Credit Corporation No. 1788 dated June     to the September 1998 10-Q
                 20, 1998

  10.36          Master Lease Agreement between PSINet and             Incorporated by reference from Exhibit 10.12
                 Technology Credit Corporation No. 1789 dated          to the September 1998 10-Q
                 June 20, 1998

  10.37          Master Loan and Security Agreement No. 3963 between   Incorporated by reference from Exhibit 10.13
                 PSINet and Charter Financial Inc. dated               to the September 1998 10-Q
                 September 28, 1998

  10.38          Lease Agreement dated July 8, 1998 between            Incorporated by reference from Exhibit 10.2 to
                 Ballymore Properties Limited and Cordoba Holdings     the April 27, 1999 8-K
                 Limited and Thomas Charles Cembrinck

  10.39          Registration Rights Agreement, dated as of July 23,   Incorporated by reference from Exhibit 10.107
                 1999, among PSINet and Donaldson Lufkin & Jenrette    to the August 1999 Registration Statement
                 International, Bear Stearns International Limited
                 and Chase Manhattan International Limited

  10.40          Registration Rights Agreement, dated as of            Incorporated by reference from Exhibit 10.1 to
                 December 2, 1999, among PSINet and Donaldson          PSINet's November 24, 1999 8-K
                 Luftkin & Jenrette International, Bear Stearns
                 International Limited, Merrill Lynch International
                 and Morgan Stanley & Co. International Limited

  10.41          Registration Rights Agreement, dated as of            Incorporated by reference from Exhibit 10.1 to
                 February 1, 2000, among PSINet and Donaldson Lufkin   the February 1, 2000 8-K
                 & Jenrette Securities Corporation, Merrill Lynch &
                 Co., Merrill Lynch, Pierce, Fenner & Smith
                 Incorporated, Morgan Stanley & Co. Inc., Bear
                 Stearns & Co. Inc., BancBoston Robertson Stephens
                 and Chase Securities Inc.

 EXHIBIT
 NUMBER                        DESCRIPTION                                          LOCATION
 ------                        -----------                                          --------
  10.42          Amendment No. 1 to Registration Rights Agreement       Incorporated by reference from Exhibit 10.2 to
                 dated February 7, 2000 to Registration Rights          the February 1, 2000 8-K
                 Agreement dated as of February 1, 2000
                 among Donaldson, Lufkin & Jenrette Securities
                 Corporation, Merrill Lynch & Co., Merrill Lynch,
                 Pierce, Fenner & Smith Incorporated, Morgan Stanley
                 & Co., Inc., Bear, Stearns & Co. Inc., BankBoston
                 Robertson Stephens and Chase Securities Inc.

  12             Computation of Ratio of Earnings to Combined Fixed     Filed herewith
                 Charges and Preferred Stock Dividends

  21             Significant subsidiaries of PSINet                     Filed herewith

  23             Consent of PricewaterhouseCoopers LLP                  Filed herewith

------------------------
  * Indicates a management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(a)(3).