Form 10-K/A
period 2000-12-31
PSINET INC
filed 2001-04-20
CIK 940716

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 3, 2001 based upon the closing price of the Common Stock on The Nasdaq Stock Market for such date was approximately $35,919,378.

     The number of outstanding shares of the registrant's Common Stock as of April 3, 2001 was approximately 191,570,016.

         The Index of Exhibits filed with this Report begins at page 12.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of the information required by
Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on April 17, 2001 has been revised or amended.


                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART III

      Item 10.    Directors and Executive Officers.............................................................  1

      Item 11.    Executive Compensation.......................................................................  3

      Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................  8

      Item 13.    Certain Relationships and Related Transactions...............................................  9


PART IV

      Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................. 10

SIGNATURES

EXHIBITS

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information as of April 4, 2001 concerning our executive officers and directors:

         NAME                         AGE        TITLE
         ----                         ---        -----
         William L. Schrader          49         Chairman of the Board of Directors and Chief Executive Officer (Founder)

         Harry G. Hobbs               47         President and Chief Operating Officer

         Kathleen B. Horne            43         Executive Vice President, General Counsel and Corporate Secretary

         Lawrence E. Hyatt            46         Executive Vice President and Chief Financial Officer

         Lota S. Zoth                 41         Senior Vice President and Corporate Controller

         Gary P. Hobbs                53         Vice President and President, PSINet Asia Pacific

         William H. Baumer            67         Director

         Ian P. Sharp                 67         Director

         Ralph J. Swett               65         Director

EXECUTIVE OFFICERS

         WILLIAM L. SCHRADER is our founder and has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception and as our President from our inception to September 1998. Prior to our formation, Mr. Schrader served as President and Chief Executive Officer of NYSERNet from January 1986 to December 1989. Mr. Schrader also was a co-founder, and, from May 1984 until February 1987, served as Executive Director of the Cornell Theory Center, a National Science Foundation supercomputer center. Mr. Schrader is also the Chairman of the Board of Xpedior Incorporated, our majority-owned subsidiary.

         HARRY G. HOBBS has served as our President and Chief Operating Officer since March 2001. Prior to that, Mr. Hobbs served us as Executive Vice President and President, International Operations from November 2000 to March 2001, as Senior Vice President and President, PSINet Europe from September 1998 to November 2000 and as Vice President, Customer Administration from September 1997 to September 1998. Prior to joining us, Mr. Hobbs served as Vice President, Customer Care for American Personal Communications, LP, a provider of wireless communications services and an affiliate of Sprint Spectrum, from February 1995 to August 1997. Prior to that, Mr. Hobbs served in various positions in the Customer Service, Operations and Large Account Support groups at MCI, including Vice President, Global Customer Service from September 1993 to February 1995, Director, Operations from March 1992 to February 1995 and Director, Large Account Group from November 1990 to March 1992. Harry Hobbs is not related to Gary Hobbs.

         KATHLEEN B. HORNE has served us as Executive Vice President since January 2001, as General Counsel since October 1999, and as Corporate Secretary since January 2000. Prior to that, Ms. Horne served us as Senior Vice President from October 1999 to January 2001, as Vice President and Deputy General Counsel from November 1998 to September 1999 and as Assistant General Counsel from April 1996 to November 1998. Prior to joining us, Ms. Horne was a partner since January 1996 and prior to that was an associate with the law firm of Nixon, Hargrave, Devans & Doyle LLP (now known as Nixon Peabody LLP).

     LAWRENCE E. HYATT has served us as Executive Vice President and Chief Financial Officer since July 2000. Prior to joining us, Mr. Hyatt served as an executive with Marriott Corporation's families of companies for nearly 20 years, most recently as the Executive Vice President and Chief Financial Officer for Host Marriott Services (now HMSHost Corporation, a wholly-owned subsidiary of Autogrill S.p.A.) from December 1999 to June 2000. Prior to that, Mr. Hyatt served as Senior Vice President and Chief Financial Officer of Sodexho Marriott Services, Inc. from March 1998 to December 1999. Mr. Hyatt performed a variety of roles at Marriott International Services and served as Senior Vice President of Finance and Planning for Marriott International Inc. from 1988 to 1998. Prior to joining Marriott International, Mr. Hyatt served as an Associate for ICG Incorporated and a financial analyst for the U.S. Department of Energy. Mr. Hyatt is also a director for Xpedior Incorporated, our majority-owned subsidiary.

     LOTA S. ZOTH has us served as Senior Vice President and Corporate Controller since August 2000. Prior to joining us, Ms. Zoth served as Vice President, Corporate Controller and Chief Accounting Officer for Sodexho Marriott Services, Inc. from March 1998 to April 2000. Prior to that, Ms. Zoth served as Vice President of Financial Reporting and Analysis for Marriott Management Services, a division of Marriott International Inc., from May 1997 to March 1998. Ms. Zoth also served in various positions at PepsiCo, Inc. from 1991 to 1997, including Assistant Controller of Field Services Pepsi-Cola International from 1994 to 1997 and Manager of External Financial Reporting from 1991 to 1994. Prior to joining PepsiCo, Inc., Ms. Zoth was on the audit staff of Ernst & Young from 1982 to 1991.

     GARY P. HOBBS has served us as Vice President since December 2000 and served as Chief Operating Officer of Inter.net, one of our subsidiaries, from April 2000 to November 2000. Mr. Hobbs also served as a consultant to us from February 2000 to March 2000. Prior to joining us, Mr. Hobbs served as President of DynCorp Information & Enterprise Technology, Inc. from August 1998 to February 2000. Prior to that, Mr. Hobbs served as President of Northrop Grumman Technical Services, Inc. and President of the External Information Systems, Data Systems and Services Division of Northrop Grumman Technical Services from January 1995 to August 1998. Prior to Northrop Grumman Technical Services, Mr. Hobbs served in several executive positions of Computer Sciences Corporation from January 1985 to January 1995, most recently as President. Gary Hobbs is not related to Harry Hobbs.

DIRECTORS

         WILLIAM H. BAUMER has served as one of our directors since 1993. Mr. Baumer has been a Professor of Philosophy at the University at Buffalo since 1971 and was Acting Chairman of the Department of Economics at the University at Buffalo from June 1992 until June 1995. Mr. Baumer was Treasurer and Vice President of NYSERNet from January 1986 to December 1990 and from December 1989 to December 1990, respectively.

         RALPH J. SWETT has served as one of our directors since February 1998. Mr. Swett was the former Vice Chairman of the Board of Directors of IXC Communications, Inc. Mr. Swett was also Chairman of IXC Communications from its formation in July 1992 through April 1998, and served as Chief Executive Officer and President of IXC Communications from July 1992 to October 1997. Prior to that, Mr. Swett served as Chairman of the Board and Chief Executive Officer of Communications Transmission, Inc., a predecessor entity to IXC Communications, from 1986 to 1992. From 1969 to 1986, Mr. Swett served in increasingly senior positions (Vice President, President and Chairman) of Times Mirror Cable Television, a subsidiary of Times Mirror and a previous owner of IXC Carrier, Inc., the direct parent company of IXC Communications, and as a Vice President of Times Mirror from 1981 to 1986. Mr. Swett served as Chairman of IXC Carrier since 1979 and served as its Chief Executive Officer from 1986 to October 1997 and its President from 1991 to October 1997.

         IAN P. SHARP has served as one of our directors since September 1996. Mr. Sharp was the President and founder of I.P. Sharp Associates, a software development company, from December 1964 through July 1989. Mr. Sharp is currently retired.

         Our by-laws provide that our Board of Directors shall consist of not less than three nor more than nine persons, the exact number to be fixed from time to time by the Board. Our by-laws also provide that our Board of Directors will be divided into two classes consisting of at least three directors each and as nearly equal in number as possible, and that directors will be elected for terms of two years on a staggered basis. Our Board of Directors is currently composed of four directors and there are currently two vacancies on the Board. Mr. Schrader's and Mr. Sharp's terms expire in 2001 and Mr. Baumer's and Mr. Swett's terms expire in 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated under that Act require our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish to us copies of all such filings. We have determined, based solely upon a review of those filings furnished to us during and with respect to the year ended December 31, 2000, that Harry Hobbs, Kathleen Horne, Lawrence Hyatt, James Cragg and Lota Zoth were inadvertently late in filing Form 4s each of which were due on December 10, 2000 and were filed on January 24, 2001; Roderick Lyman was inadvertently late in filing a Form 3 which was due on October 5, 2000 and was filed on October 6, 2000; Geoffrey Axton, E.A. "Ted" Davis, Phillipe Kuperman, John Muleta, and William Opet were inadvertently late in filing Form 4s each of which were due on May 10, 2000 and were filed on June 12, 2000; E.A. "Ted" Davis was inadvertently late in filing a Form 4 which was due on July 10, 2000 and was filed on July 11, 2000; and we recently learned that James Cragg inadvertently did not file prior to his resignation a Form 4 which was due on November 10, 2000 and we are working with Mr. Cragg to make that filing.

         Due to clerical errors in computing the number of shares purchased under our Employee Stock Purchase Plan, the following reports have inaccuracies and require amendment: Form 4s filed for April 2000 and September 2000 for each of Harry Hobbs, Kathleen Horne and James Cragg. In addition, Harry Hobbs' June 2000 Form 4 incorrectly reported his current holdings and requires amendment.


ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION. The following table sets forth in summary form the compensation we paid for all services rendered to us by our chief executive officer, each of our four most highly compensated executive officers other than the chief executive officer as of December 31, 2000 and two other former executive officers who would have been among the four most highly compensated executive officers had they remained in their respective capacities through December 31, 2000.

                                                    SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                       ANNUAL COMPENSATION                        AWARDS
                                          ------------------------------------------------     -----------
                                                                                               SECURITIES
NAME AND                                                                   OTHER ANNUAL         UNDERLYING           ALL OTHER
PRINCIPAL POSITION               YEAR     SALARY (1)($)   BONUS (1)($)    COMPENSATION ($)      OPTIONS (#)       COMPENSATION ($)
------------------               ----     -------------   ------------    ----------------      -----------       ----------------
William L. Schrader              2000     $  750,000     $  450,000        $   2,753 (2)             --            $   1,175 (4)
  Chairman and                   1999        487,500        262,500            3,300 (2)        100,000 (3)            1,150 (4)
  Chief Executive Officer        1998        314,519        200,000            5,905 (2)             --                1,195 (4)

Harry G. Hobbs                   2000     $  354,808     $  360,000        $  23,365 (5)        560,156 (6)        $   3,375 (4)
  President and Chief            1999        258,751        112,000               --             60,000 (6)               --
  Operating Officer              1998        197,846         25,000           23,144 (5)        500,000 (6)               --

Kathleen B. Horne                2000     $  265,000     $  125,000        $   9,600 (7)        393,856 (8)        $   2,875 (4)
  Executive Vice President,      1999        247,615        100,000            2,225 (7)         60,000 (8)               --
  General Counsel and            1998        211,462         40,000               --            212,000 (8)               --
  Corporate Secretary

Lawrence E. Hyatt (9)            2000     $  168,269     $  150,000        $   4,600 (10)       350,012 (11)       $      --
  Executive Vice President
  and Chief Financial Officer

James F. Cragg  (12)             2000     $  328,846     $  455,250        $  17,454 (13)       552,944 (14)       $      --
  Former Executive Vice          1999         89,308        110,000               --            200,000 (14)              --
  President and President,
  North American Operations

David N. Kunkel (15)             2000     $  486,505     $  150,000        $   4,443 (16)            --            $   3,375 (4)
  Former Vice Chairman and       1999        350,000        150,000            5,835 (16)       190,000 (17)           3,250 (4)
  Executive Vice President       1998        334,192        150,000            4,288 (16)       400,000 (17)           3,250 (4)

Harold S. Wills (18)             2000     $  630,000     $  200,000        $   5,050 (19)       100,000 (20)       $   3,375 (4)
  Former President and           1999        468,750        212,500            5,155 (19)       330,000 (20)           3,250 (4)
  Chief Operating Officer        1998        360,500        150,000            9,354 (19)       450,000 (20)           3,250 (4)

-----------------
  (1) Amounts reported in respect of a particular fiscal year reflect amounts earned for services rendered in that fiscal year regardless of when paid.

  (2) Consists of (i) $1,034 paid to Mr. Schrader with respect to installation of a security system at Mr. Schrader's home in 1998, (ii) a car allowance of $2,753, $3,300 and $3,290 in 2000, 1999 and 1998,
        respectively, and (iii) a $1,581 taxable trip we provided to Mr. Schrader in 1998.

  (3) Consists of 100,000 options issued under our Executive Stock Incentive Plan in 1999.

  (4) Consists of matching contributions made to the named executive officer's account under our 401(k) Plan in the years and amounts indicated.

  (5) Represents (i) $23,365 paid to Mr. Hobbs in 2000 as a cost of living adjustment during the time of his employment in Switzerland and (ii) a $1,582 taxable trip we provided to Mr. Hobbs in 1998 and $21,562 of relocation costs.

  (6) Consists of (i) 560,156 and 300,000 options issued under our Executive Stock Incentive Plan in 2000 and 1998, respectively and (ii) 60,000 and 200,000 options issued under our Strategic Stock Incentive Plan in 1999 and 1998, respectively.

  (7) Represents a car allowance to Ms. Horne of $9,600 in 2000 and of $2,225 in 1999.

  (8) Consists of (i) 393,856 and 200,000 options issued under our Executive Stock Incentive Plan in 2000 and 1998, respectively and (ii) 60,000 and 12,000 options issued under our Strategic Stock Incentive Plan in 1999 and 1998, respectively.

  (9) Mr. Hyatt joined us in 2000. Accordingly no information is provided for prior periods.

  (10)  Represents a car allowance to Mr. Hyatt.

  (11) Consists of 350,012 options issued under our Executive Stock Incentive Plan in 2000.

  (12) Mr. Cragg joined us in July 1999 and resigned in March 2001. Accordingly no information is provided for prior periods.

  (13) Consists of (i) a car allowance of $9,600 and (ii) a $7,854 taxable trip we provided to Mr. Cragg in 2000.

  (14) Consists of 552,944 and 200,000 options issued under our Executive Stock Incentive Plan in 2000 and 1999, respectively.

  (15) Mr. Kunkel resigned as Vice Chairman and Executive Vice President in September 2000.

  (16) Consists of car allowances of $4,443, $5,835 and $4,288 paid to Mr. Kunkel in 2000, 1999 and 1998, respectively.

  (17) Consists of (i) 190,000 and 200,000 options issued under our Strategic Stock Incentive Plan in 1999 and 1998, respectively and (ii) 200,000 options issued under our Executive Stock Incentive Plan in 1998.

  (18) Mr. Wills resigned as President and Chief Operating Officer in November 2000.

  (19) Consists of (i) $473 paid to Mr. Wills for installation of a security system at his home in 1998, (ii) car allowances of $5,050, $2,396 and $3,173 paid to Mr. Wills in 2000, 1999 and 1998, respectively and (iii) taxable trips we provided to Mr. Wills in the amount of $2,759 in 1999 and $5,708 in 1998.

  (20) Consists of (i) 260,000 and 250,000 options issued under our Strategic Stock Incentive Plan in 1999 and 1998, respectively, and (ii) 100,000, 70,000 and 200,000 options issued under our Executive Stock Incentive Plan in 2000, 1999 and 1998, respectively.

         OPTION GRANTS. The following table sets forth certain information, as of December 31, 2000, concerning individual grants of stock options made during the fiscal year ended December 31, 2000 to each of the persons named in the Summary Compensation Table above.


                              OPTION GRANTS IN 2000

                                INDIVIDUAL GRANTS


                              NUMBER OF
                              SECURITIES      PERCENT OF TOTAL     EXERCISE                      POTENTIAL REALIZABLE
                              UNDERLYING      OPTIONS GRANTED      OR BASE                  VALUE AT ASSUMED ANNUAL RATES
                               OPTIONS        TO EMPLOYEES IN       PRICE      EXPIRATION     OF STOCK PRICE APPRECIATION
NAME                          GRANTED(#)       FISCAL YEAR(1)       ($/SH)        DATE               FOR OPTION TERM
----                          ----------       --------------       ------        ----         ------------------------
                                                                                               5% ($)           10% ($)
                                                                                               ------           -------
William L. Schrader                 -                 -                -        -                 -                -

Harry G. Hobbs                   28,800 (2)         0.11%           $22.00       4/13/10      $398,467.63      $1,009,759.22
                                 50,000 (2)         0.19%           $16.00        8/1/10      $503,115.71      $1,274,993.96
                                481,356 (3)         1.84%            $2.63       11/6/10      $794,645.78      $2,013,788.43

Kathleen B. Horne                25,200 (2)         0.10%           $22.00       4/13/10      $348,659.18        $883,570.82
                                 25,000 (2)         0.10%           $16.00        8/1/10      $251,557.85        $637,469.98
                                343,656 (3)         1.31%            $2.63       11/6/10      $567,323.96      $1,437,710.29

Lawrence E. Hyatt               200,000 (2)         0.76%           $21.19       7/10/10    $2,664,940.98      $6,753,483.68
                                150,012 (3)         0.57%            $2.63       11/6/10      $247,647.07        $627,586.30

James F. Cragg                   30,240 (2)         0.12%           $22.00       4/13/10      $418,391.02      $1,060,284.98
                                100,000 (2)         0.38%           $16.00        8/1/10    $1,006,231.40      $2,549,987.93
                                100,000 (2)         0.38%            $7.69       10/6/10      $483,494.19      $1,225,269.20
                                322,704 (3)         1.23%            $2.63       11/6/10      $532,735.38      $1,350,056.05

David N. Kunkel                    -                 -                -             -              -               -

Harold S. Wills                 100,000 (2)         0.38%           $16.00        8/1/10    $1,006,231.40      $2,549,987.94

--------------------

   (1) Based upon total grants of options in respect of 26,207,133 shares of Common Stock made during 2000.

   (2) Granted under our Executive Stock Incentive Plan. Vest monthly over 48 months from the anniversary of the grant, subject to continued employment by us on each of such dates.

   (3) Granted under our Executive Stock Incentive Plan. Vest monthly over 36 months from the anniversary of the grant, subject to continued employment by us on each of such dates.

        AGGREGATE YEAR-END OPTION VALUES. The following table provides information concerning the number of unexercised options held by each of the individuals named in the Summary Compensation Table as of December 31,

2000. Also reported are the values for "in the money" options, which represent the positive spread between the exercise price and the fair market value of our Common Stock as of December 31, 2000.

      AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                                               AT DECEMBER 31, 2000 (#)        AT DECEMBER 31, 2000 ($)(1)
          NAME            SHARES ACQUIRED       VALUE          ------------------------        ---------------------------
                           ON EXERCISE(#)    REALIZED ($)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                           --------------    ------------    -----------    -------------     -----------    -------------
William L. Schrader                  0                0          29,166         70,834             0               0

Harry G. Hobbs                  90,000       $2,501,724         344,923        778,233             0               0

Kathleen B. Horne               40,000         $923,047         292,260        509,236             0               0

Lawrence E. Hyatt                    0                0          25,000        325,012             0               0

James F. Cragg                       0                0          97,338        655,606             0               0

David N. Kunkel                 50,000       $1,215,825       1,242,386              0             0               0

Harold S. Wills                      0                0       1,288,031        495,001             0               0

------------------
(1) Based upon a closing price of $.719 on December 29, 2000, as reported on The Nasdaq Stock Market.

     COMPENSATION OF DIRECTORS

         Directors, other than those who also are our employees or consultants, or are serving on the Board of Directors as representatives of a shareholder, receive annual fees of $20,000 plus $2,500 for each Committee such Director is a member of, with Committee Chairmen receiving an additional amount of $2,500 each per year, and are eligible for awards under our Directors Stock Incentive Plan, or Directors' Plan. The Directors' Plan provides for initial option grants with respect to 10,000 shares of Common Stock, which we refer to as Initial Grants, to be made to each eligible director upon his or her first election to our Board of Directors and, thereafter, for annual grants of options to purchase 5,000 shares of Common Stock to be made to each eligible director who has served on our Board of Directors for at least 12 months. Options are exercisable for 10 years after the date of grant. The exercise price for any option under the plan shall be equal to the fair market value of the Common Stock at the time such option is granted. The plan provides that Initial Grants vest over a four-year period in respect of the exercise of one-sixteenth of the shares subject to that grant on the last day of each calendar quarter following such grant, and that annual option awards vest over a two-year period in respect of one-half of the shares subject to that grant on each of the first and second anniversaries of the grant date. Each of Messrs. Sharp and Swett received Initial Grants upon their election to our Board of Directors in accordance with the Directors' Plan. In addition, directors who are not also our officers receive fees of $1,000 per day for Board and Committee meetings, $200 per day for Board and Committee conference calls and $1,250 per day for other meetings and activities conducted on our behalf which are not Board of Directors meetings. Committee Chairmen receive an additional $250 for each Committee meeting attended and $50 for each Committee conference call attended. Directors also are reimbursed for certain reasonable expenses incurred in attending Board or Committee meetings. We have issued to Mr. Baumer warrants to purchase 50,000 shares of Common Stock for $.80 per share in return for Mr. Baumer's services as one of our directors through 1996. Mr. Baumer also holds warrants to purchase an additional 50,000 shares in return for consulting services previously rendered to us by Mr. Baumer. Each of these warrants became fully vested effective September 9, 1996. Other than these fees and awards and the warrants issued to Mr. Baumer, no member of the Board of Directors receives any fees or other compensation for serving in such capacity.

         EMPLOYMENT AGREEMENTS. We have employment agreements with each of Messrs. Schrader, Hyatt and Harry Hobbs and Ms. Horne, pursuant to which they serve in their respective capacities. We also have an employment agreement with Mr. Kunkel that, as described further below, was amended upon his resignation as our Executive Vice President and Vice Chairman. We had an employment agreement with Mr. Cragg, but that agreement terminated upon his resignation in March 2001. In addition, we entered into a separation agreement with Mr. Wills upon his resignation as our President and Chief Operating Officer in November 2000, but we are contesting the validity of that agreement.

         Mr. Schrader's employment agreement provides for a four-year term ending October 2003 and a current annual base salary of $750,000 with a minimum annual increase of 5%. The agreement also provides for a performance bonus of $450,000 per year or such greater amount as may be determined by the Compensation Committee, subject to achievement of certain performance objectives established by the Compensation Committee.

         Mr. Hyatt's employment agreement provides for a three-year term ending November 2003 and a current annual base salary of $350,000 with a minimum annual increase of 5%. The agreement also provides for a performance bonus of up to $150,000 in 2000 and for performance bonuses in subsequent years of an amount at least equal to the amount of bonus during the previous calendar year, subject to achievement of certain performance objectives established by our Chairman and Chief Executive Officer.

         In November 2000, Mr. Cragg entered into an employment agreement with us which provided for a three-year term ending November 2003 and a current annual base salary of $360,000 with a minimum annual increase of 5%. The agreement also provided for a performance bonus of up to $360,000 in 2000 and for performance bonuses in subsequent years of an amount at least equal to the amount of bonus during the previous calendar year, subject to achievement of certain performance objectives established by our Chairman and Chief Executive Officer. Mr. Cragg's employment agreement was terminated in connection with his resignation.

         Mr. Harry Hobbs' employment agreement provides for a three-year term ending November 2003 and a current annual base salary of $360,000 with a minimum annual increase of 5%. The agreement also provides for a performance bonus of up to $360,000 in 2000 and for performance bonuses in subsequent years of an amount at least equal to the amount of bonus during the previous calendar year, subject to achievement of certain performance objectives established by our Chairman and Chief Executive Officer.

         In November 2000, Ms. Horne entered into an employment agreement with us which provides for a three-year term ending November 2003 and a current annual base salary of $265,000 with a minimum annual increase of 5%. The agreement also provides for a performance bonus of up to $125,000 in 2000 and for performance bonuses in subsequent years of an amount at least equal to the amount of bonus during the previous calendar year, subject to achievement of certain performance objectives established by our Chairman and Chief Executive Officer. In February 2001, in connection with her promotion to Executive Vice President, Ms. Horne entered into an amendment to her employment agreement which provides for a base annual salary of $350,000 with a minimum annual increase of 5%. The amendment also provides for a performance bonus of up to $150,000 for 2001 and for performance bonuses in subsequent years of an amount at least equal to the amount of bonus during the previous calendar year subject to the achievement of certain performance objectives established by our Chairman and Chief Executive Officer.

         In October 1998, Mr. Kunkel entered into an employment agreement with us which provides for a four-year term ending October 2002 and a current annual base salary of $350,000, and also provides for a performance bonus of $150,000 in 1998 and for performance bonuses in subsequent years of $150,000 or greater, subject to achievement of certain performance objectives established by our Chairman. In September 2000, Mr. Kunkel entered into an amendment to his employment agreement which provides that he resign as Executive Vice President and Vice Chairman of the Board of Directors and become employed as Strategic Advisor to our Chairman and Chief Executive Officer. The amendment provides for a two-year term ending September 2002 and a current annual base salary of $367,500 with a minimum increase of 5% on each of January 2001 and January 2002. The amendment also provides for additional payments of $150,000 and $69,966.47 and for a performance bonus of $150,000 for 2000.

         In November 2000, we entered into a separation agreement with Mr. Wills, which superseded and replaced his prior employment agreement. The separation agreement provided that Mr. Wills resign as President and Chief Operating Officer and a director and remain employed by us through July 1, 2001 in an advisory capacity to the Chairman at a ratable annual base salary of $600,000. The agreement also provides for a severance payment at a rate of $600,000 per year from July 1, 2001 through September 30, 2003. We are currently involved in litigation with Mr. Wills and are contesting the validity of this agreement.

         These employment agreements also provide for standard employee benefits, including, without limitation, participation in our 401(k) plan and bonus plan as well as life, health, accident and disability insurance. These agreements (other than that of Mr. Schrader) also provide for either a 12-month or a 24-month non-competition period. In some agreements, if we elect to enforce such non-competition restrictions, these officers are entitled, for a period of 24 months after termination of their employment, to receive their then current base salary and all benefits being provided to them at the time of termination. Each of these employment agreements provides that options awarded pursuant to those agreements are subject to immediate vesting upon the occurrence of certain change in control events.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our Common Stock as of April 4, 2001 by (i) each person who is known by us to own beneficially more than five percent of our Common Stock; (ii) each of our directors who owns shares of our Common Stock; (iii) each executive officer named in the Summary Compensation Table appearing earlier in this document; and
(iv) all of our directors and executive officers as a group.

                                             AMOUNT OF                                AMOUNT OF
                                            COMMON STOCK                              SERIES C            PERCENT OF
                                            BENEFICIALLY         PERCENT OF       PREFERRED STOCK          SERIES C
NAME OF BENEFICIAL OWNER                      OWNED (1)         COMMON STOCK      BENEFICIALLY OWNED   PREFERRED STOCK
------------------------                      ---------         ------------      ------------------   ---------------
William L. Schrader                            43,666(2)              *                  - 0 -(3)            - 0 -
Harry G. Hobbs                                528,950(4)              *                  - 0 -               - 0 -
Kathleen B. Horne                             389,978(5)              *                  - 0 -               - 0 -
Lawrence E. Hyatt                              71,668(6)              *                  - 0 -               - 0 -
James F. Cragg                                154,010(7)              *                  - 0 -               - 0 -
Harold S. Wills                             1,532,312(8)              *                  - 0 -               - 0 -
David N. Kunkel                             1,244,444(9)              *                  - 0 -               - 0 -
Ralph J. Swett                                151,250(10)             *                  - 0 -               - 0 -
William H. Baumer                             208,976(11)             *                  - 0 -               - 0 -
Ian P. Sharp                                   45,000(12)             *                  - 0 -               - 0 -
Executive officers and directors            4,425,409(13)           2.3%                 - 0 -               - 0 -
    as a group (9 persons)

-------------------
   *   Less than 1%

   (1) The persons named in the table have sole voting and dispositive power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to the information contained in the notes to the table and to community property laws, where applicable.

   (2) Includes 2,000 shares held by Mr. Schrader and his wife as joint tenants with rights of survivorship and 41,666 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 58,334 shares issuable upon the exercise of options which are not deemed to be presently exercisable. Does not include approximately 92,200 shares that were transferred in December 1999 to a foundation, of which Mr. Schrader is the trustee, and of which Mr. Schrader disclaims beneficial ownership. Does not include 2,150,224 shares beneficially owned by Mr. Schrader's wife, nor 225,364 shares held by two trusts (of which Mr. Schrader's wife is trustee) for the benefit of two minor children of Mr. Schrader. Mr. Schrader disclaims beneficial ownership of the shares beneficially owned by his wife and held in trust for his minor children. Does not include 7,810 shares beneficially owned by Mr. Schrader's children. Mr. Schrader disclaims beneficial ownership of the shares beneficially owned by his children. Mr. Schrader's address is c/o PSINet Inc., 44983 Knoll Square, Ashburn, Virginia, 20147.

   (3) Does not include 5,000 shares of Series C Preferred Stock held by Mr. Schrader's wife, as to which Mr. Schrader disclaims beneficial ownership.

   (4) Includes 489,777 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Also includes approximately 3,173 shares issuable pursuant to Mr. Hobb's participation in the Employee Stock Purchase Plan. Does not include 633,379 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (5) Includes 387,559 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Also includes approximately 2,419 shares issuable pursuant to Ms. Horne's participation in the Employee Stock Purchase Plan. Does not include 414,297 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (6) Includes 66,668 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 283,344 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (7) Includes 151,121 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Also includes approximately 2,889 shares issuable pursuant to Mr. Cragg's participation in the Employee Stock Purchase Plan.

   (8) Includes 1,419,906 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable and approximately 3,256 shares issuable pursuant to Mr. Wills's participation in the Employee Stock Purchase Plan. Does not include 363,126 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (9) Includes 1,242,386 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Also includes 2,000 shares held by Mr. Kunkel and his wife as joint tenants with rights of survivorship. Does not include 55,142 shares beneficially owned by Mr. Kunkel's wife. Mr. Kunkel disclaims beneficial ownership of the shares beneficially owned by his wife.

   (10) Includes 31,250 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Includes 30,000 shares held by F&G Capital L.P., of which Mr. Swett is an 80% owner and of which each of his four adult children own 5%. Does not include 8,750 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (11) Includes 100,000 shares issuable upon the exercise of outstanding warrants and 29,000 shares issuable upon the exercise of vested options which are deemed to be presently exercisable. Does not include 5,000 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (12) Consists solely of shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 5,000 shares issuable upon the exercise of options which are not deemed to be presently exercisable.

   (13) See notes (2), (4) through (6) and (10) through (12) above. Includes also approximately 53,655 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable granted to two executive officers. Does not include 235,149 shares issuable upon the exercise of outstanding options granted to two executive officers which are not deemed to be presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None, other than as described elsewhere or incorporated by reference in this Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.  Documents filed as a part of this report.

    3.   Exhibits

        See Index to Exhibits on page 12.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 20, 2001

                                       PSINET INC.


                                       By:  /s/ WILLIAM L. SCHRADER
                                           -------------------------------------
                                           William L. Schrader, Chairman and
                                           Chief Executive Officer

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

                    NAME                                      TITLE                               DATE
                    ----                                      -----                               ----
                                                 Chairman, Chief Executive Officer
        /s/ WILLIAM L. SCHRADER                  and Director (Principal Executive           April 20, 2001
--------------------------------------------                 Officer)
            William L. Schrader

                                                 Executive Vice President and Chief
         /s/ LAWRENCE E. HYATT                    Financial Officer (Principal
--------------------------------------------             Financial Officer)                  April 20, 2001
             Lawrence E. Hyatt

                                                 Senior Vice President and Corporate
             /s/ LOTA S. ZOTH                     Controller (Principal Accounting           April 20, 2001
--------------------------------------------                  Officer)
                Lota S. Zoth


         /S/ WILLIAM H. BAUMER                              Director                         April 20, 2001
--------------------------------------------
             William H. Baumer


            /s/ IAN P. SHARP                                Director                         April 20, 2001
--------------------------------------------
                Ian P. Sharp


           /s/ RALPH J. SWETT                               Director                         April 20, 2001
--------------------------------------------
               Ralph J. Swett

                                                       EXHIBIT INDEX



        EXHIBIT
         NUMBER           EXHIBIT NAME                                         LOCATION
         ------           ------------                                         --------
           23             Consent of PricewaterhouseCoopers LLP                Incorporated by reference to Exhibit 23 to
                                                                               PSINet's Annual Report on Form 10-K dated
                                                                               April 17, 2001 located under Securities
                                                                               and Exchange Commission File No. 0-25812